Form 10-Q
period 2013-03-31
Harvest Capital Credit Corp
filed 2013-06-11
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1396995
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, Suite 500
New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 906-3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of June 7, 2013 was 6,081,132.

HARVEST CAPITAL CREDIT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

Harvest Capital Credit LLC

Statement of Assets and Liabilities

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS:
Investments, at fair value:
Affiliate investments (cost of $1,537,655 and $1,514,642, respectively)	$1,537,655	$1,514,642
Non-control/non-affiliate investments (cost of $38,420,948 and $37,092,784, respectively)	38,837,769	37,419,638
Equity/warrants in affiliate investments (cost of $401,514 and $401,514, respectively)	259,360	401,514
Equity/warrants in non-control/non-affiliate investments (cost of $644,774 and $544,774, respectively)	2,843,024	2,175,524
Total investments at fair value (cost of $41,004,891 and $39,553,714, respectively)	43,477,808	41,511,318

Cash	528,735	7,639,801
Interest receivable	355,090	166,592
Deferred financing costs	171,135	180,786
Other assets	348,338	246,541
Total assets	$44,881,106	$49,745,038

LIABILITIES:
Revolving line of credit - related party	$22,226,666	$28,226,666
Accrued interest payable - related party	460,557	304,293
Accounts payable and accrued expenses	1,747,159	1,231,006
Other liabilities	15,596	15,971
Total liabilities	24,449,978	29,777,936

Commitments and contingencies (Note 9)

Mezzanine equity	160,775	160,775

NET ASSETS:
Common stock, 10,000,000 shares authorized, and 1,172,688 and 1,172,688 issued and outstanding, respectively	17,266,955	17,266,955
Capital in excess of common stock	203,389	254,677
Net realized gains on investments	327,091	327,091
Net unrealized appreciation on investments	2,472,918	1,957,604
Total net assets	20,270,353	19,806,327
Total liabilities and net assets	$44,881,106	$49,745,038

Common stock issued and outstanding (1)	1,172,688	1,172,688

Net asset value per common share	$17.29	$16.89

(1)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Statements of Operations (unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Investment Income:
Interest:
Cash - affiliate investments	$54,150	$-
Cash - non-control/non-affiliate investments	1,337,629	418,733
PIK - affiliate investments	14,012	-
PIK - non-control/non-affiliate investments	268,419	64,761
Fee amortization, net	111,875	16,544
Total interest income	1,786,085	500,038
Other income	-	26,500
Total investment income	1,786,085	526,538

Expenses:
Interest expense - revolving line of credit	457,977	140,864
Interest expense - unused line of credit	8,877	22,717
Interest expense - deferred financing costs	9,651	8,853
Total interest expense	476,505	172,434

General and administrative	97,223	42,076
Base management fees	77,351	24,811
Incentive management fees	320,063	65,846
Administrative services expense	50,001	15,000
Total expenses	1,021,143	320,167

Net investment income	764,942	206,371

Net change in unrealized appreciation on investments	515,313	57,014
Total net realized and unrealized gains on investments	515,313	57,014

Net increase in net assets resulting from operations	$1,280,255	$263,385

Net increase in net assets resulting from operations per share (basic and diluted) (1)	$1.09	$0.55
Weighted average shares outstanding (basic and diluted) (1)	1,172,688	475,518

(1)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Statements of Changes in Net Assets (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Increase in net assets from operations:
Net investment income	$764,942	$206,371
Net change in unrealized appreciation on investments	515,313	57,014
Net increase in net assets resulting from operations	1,280,255	263,385

Distributions to equity holders (1)	(816,229)	(184,999)

Capital share transactions:
Issuance of common shares (net of offering costs and sales commissions of $15,509 and $44,820, respectively for 2012)	-	4,565,693
Net increase in net assets from capital share transactions	-	4,565,693

Total increase in net assets	464,026	4,644,079
Net assets at beginning of period	19,806,327	5,708,063

Net assets at end of period	$20,270,353	$10,352,142

Capital share activity (common shares):
Shares sold (2)	-	312,130
Net increase in capital share activity (common shares)	-	312,130

Capital share activity (mezzanine equity):
Shares sold (2)	-	2,478
Net increase in capital share activity (mezzanine equity)	-	2,478

(1)	The distribution made in Q1 2013 was for Q4 2012 earnings. This distribution was comprised of $649,845 from net investment income and $166,384 from realized gains.
(2)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Statements of Cash Flows (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,280,255	$263,385
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Paid in kind income	(282,431)	(64,761)
Net unrealized appreciation of investments	(515,313)	(57,014)
Accretion of deferred loan fees	(111,875)	(16,544)
Purchase of investments	(1,100,000)	(6,185,625)
Proceeds from principal payments	43,128	-
Changes in operating assets and liabilities
Amortization of deferred debt issuance costs	9,651	8,853
Increase in interest receivable	(188,498)	(22,852)
Increase in other assets	(101,797)	(3,559)
Increase in accrued interest payable	156,264	63,503
Increase in accounts payable and other liabilities	515,779	95,052

Net cash used in operating activities	(294,837)	(5,919,562)

Cash flows from financing activities:
Borrowings on revolving credit facility	1,000,000	3,050,000
Repayment of borrowings on revolving credit facility	(7,000,000)	-
Contributions of equity	-	4,581,202
Issuance of mezzanine equity	-	36,375
Return of capital	-	(91,545)
Distributions to equity holders	(816,229)	-
Payment of deferred financing costs	-	(6,232)

Net cash (used in) provided by financing activities	(6,816,229)	7,569,800

Net increase (decrease) in cash during the period	(7,111,066)	1,650,238

Cash at beginning of period	7,639,801	2,756,475

Cash at end of period	$528,735	$4,406,713

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$310,590	$100,078

Non-cash financing activities:
Distributions declared to equity holders	$-	$184,999

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Schedule of Investments (unaudited)

March 31, 2013

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (8.9%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,714,168	$1,537,655	$1,537,655
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			250,000	129,069
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	130,291
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				$1,939,169	$1,797,015

Investments in Non-controlled, Non-affiliated Portfolio Companies

Hand Tool Manufacturing

Rostra Tool Company (22.9%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,585,522	4,508,435	4,508,435
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50% LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	135,000
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (26.2%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,427,676	3,214,970	3,214,970
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	2,091,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (14.7%)*	Senior Secured Term Loan, due 11/02/2015	11/1/2012	3,037,871	2,984,478	2,984,478
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (21.0%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,145,994	4,037,794	4,145,994
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	115,500
	(2.0% of fully diluted common equity)

Motor Vehicle Metal Stamping

JD Norman Industries, Inc (20.6%)* (2)	Junior Secured Subordinated Debt, due 10/31/16	11/3/2011	4,236,117	4,176,632	4,176,632
	(19.00%; 12.50% Cash/6.50% PIK)

Novelty Shops

Peekay Acquisition, LLC (Christals) (8.9%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,696,926	1,696,926
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	35,000
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	70,000
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (9.8%)*	Senior Secured Term Loan, due 12/28/2015	12/28/2012	2,000,000	1,943,712	1,980,000
	(18.00% Cash)

Pawn Retail Outlets

Pawn Plus, Inc. (18.7%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,919,717	3,660,210	3,660,210
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%; LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	133,524
	(3.9% of fully diluted common equity)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (7.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,533,569	1,560,276
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp. (27.8%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,466,954	5,389,827	5,466,954
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	163,000
	(0.65% of fully diluted common equity)

Software Publishing

Blackboard Inc. (9.8%)*	Junior Secured Term Loan, due 04/04/2019	11/8/2011	2,000,000	1,824,001	1,992,500
	(11.50%; LIBOR + 10.00% with 1.50% LIBOR floor)

Optimal Blue (17.5%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/28/2012	3,518,278	3,450,394	3,450,394
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	100,000
	(0.38% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				$39,065,722	$41,680,793

Total Investments as of March 31, 2013 (214.5%)*				$41,004,891	$43,477,808

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc., are qualifying assets for purposes of Section 55(a) of the 1940 Act.

(2) JD Norman was in default of financial covenants as of March 31, 2013 resulting in the accrual of interest at the default rate, which is presented above. The non-default interest rate is 16.00% (12.50% Cash / 3.50% PIK). As of March 31, 2013, however, the company was performing and was held on accrual status.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Schedule of Investments

December 31, 2012

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (9.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,700,000	$1,514,642	$1,514,642
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			250,000	250,000
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	151,514
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				$1,916,156	$1,916,156

Investments in Non-controlled, Non-affiliated Portfolio Companies

Hand Tool Manufacturing

Rostra Tool Company (23.8%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,540,116	4,454,880	4,454,880
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50% LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	268,000
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (23.4%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,436,199	3,196,867	3,196,867
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	1,434,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (14.9%)*	Senior Secured Term Loan, due 11/02/2015	11/1/2012	3,015,251	2,957,624	2,957,624
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (21.3%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,110,032	3,997,810	4,110,032
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	104,000
	(2.0% of fully diluted common equity)

Motor Vehicle Metal Stamping

JD Norman Industries, Inc (20.7%)* (2)	Junior Secured Subordinated Debt, due 10/31/16	11/3/2011	4,168,369	4,100,488	4,100,488
	(19.00%; 12.50% Cash/6.50% PIK)

Novelty Shops

Peekay Acquisition, LLC (Christals) (9.0%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,678,500	1,678,500
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	35,000
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	70,000
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (4.7%)*	Senior Secured Term Loan, due 12/28/2015	12/28/2012	1,000,000	940,000	940,000
	(18.00% Cash)

Pawn Retail Outlets

Pawn Plus, Inc. (19.0%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,900,000	3,630,193	3,630,193
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%; LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	133,524
	(3.9% of fully diluted common equity)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (7.9%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,533,109	1,560,276
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp. (28.1%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,433,000	5,353,111	5,433,000
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	131,000
	(0.65% of fully diluted common equity)

Software Publishing

Blackboard Inc. (9.7%)*	Junior Secured Term Loan, due 04/04/2019	11/8/2011	2,000,000	1,819,424	1,927,000
	(11.50%; LIBOR + 10.00% with 1.50% LIBOR floor)

Optimal Blue (17.3%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/28/2012	3,500,000	3,430,778	3,430,778
	(14.50%; 12.50% Cash/2.00% PIK)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				37,637,558	39,595,162

Total Investments as of December 31, 2012 (209.6%)*				$39,553,714	$41,511,318

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc., are qualifying assets for purposes of Section 55(a) of the 1940 Act.

(2) JD Norman was in default of financial covenants as of December 31, 2012 resulting in the accrual of interest at the default rate, which is presented above. The non-default interest rate is 16.00% (12.50% Cash / 3.50% PIK). As of December 31, 2012, however, the company was performing and was held on accrual status.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit LLC

Notes to Unaudited Financial Statements

Note 1.          Organization

Harvest Capital Credit Corporation (“HCAP”) was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things,  acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP is an externally managed, closed end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On May 2, 2013, HCAP acquired HCC LLC. HCC LLC was organized as a limited liability company in the state of Delaware on February 7, 2011, and commenced operations on September 6, 2011, as an externally-managed specialty finance company with the objective of generating both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments in privately-held U.S. small to mid-size companies. Pursuant to the acquisition agreement, immediately prior to HCAP's election to be treated as a BDC under the 1940 Act, the following formation transaction was consummated:

☐

HCAP acquired HCC LLC through a merger (the “Merger”) with and into HCAP, and the holders of membership interests in HCC LLC received shares of HCAP common stock in exchange for their interests in HCC LLC. As a result of the Merger, the outstanding limited liability company interests in HCC LLC were converted into a number of shares of HCAP common stock equal to (i) $33.7 million (i.e., the net asset value of HCC LLC as of December 31, 2012), plus the proceeds of sales of membership interests by HCC LLC since December 31, 2012, plus the reclassification of mezzanine equity to members capital, and minus distributions of pre-December 31, 2012 earnings made by HCC LLC after December 31, 2012, divided by (ii) $15.00 per share of the common stock of HCAP. In connection with the merger, the number of membership interests of HCC LLC underlying each outstanding warrant of HCC LLC, and the exercise price thereof, were converted into HCAP's common stock equivalent (based on the merger conversion formula).  In addition, the exercise prices of the warrants were subject to upward (but not downward) adjustment as the public offering price was higher than the then-current exercise price of the warrants.

☐	HCAP assumed and succeeded to all of the assets and liabilities of HCC LLC, including its obligations under the revolving credit facility with JMP Group LLC.

☐	On May 7, 2013, HCAP closed its initial public offering (“IPO”) of 3,400,000 shares of its common stock at a price of $15.00 per share raising $51.0 million in gross proceeds, or $50.4 million after deducting underwriting discounts and commissions.

☐	On May 17, 2013, HCAP closed on the IPO underwriters’ overallotment option of 433,333 shares of its common stock at $15.00 per share raising additional gross proceeds of $6.5 million, or $6.1 million after deducting underwriting discounts and commissions.

Since HCAP acquired all of the interests of HCC LLC and did not have any operations prior to the acquisition, we are presenting the historical financial statements of HCC LLC as HCAP's financial statements. When HCAP acquired HCC LLC, HCAP issued shares of its common stock in exchange for all HCC LLC's outstanding membership interests at a rate of 0.9913 shares for each membership interest. As a result of this transaction, we have retroactively applied the aforementioned exchange/conversion rate to all unit measurements relating to HCC LLC's membership interests for all periods presented and have replaced all references to membership interests of HCC LLC to shares of common stock of HCAP in the financial statements and notes thereto contained herein. On the date of the Merger, the net asset value of the Company was $15.00 per share and none of the warrants assumed in the Merger had an exercise price below $15.00 per share. As the warrants did not have a dilutive effect on the shares outstanding on the date of the Merger, we are presenting the basic and diluted shares outstanding as the same in the financial statements and notes contained herein.

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the IPO and refer to HCAP for the periods after the IPO.

Note 2.          Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The interim unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2012.  Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Basis for Consolidation

In accordance with Article 6 of Regulation S-X, the Company does not consolidate portfolio company investments.

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services- Investment Companies, the Company is precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents as presented in the statement of assets and liabilities and the statement of cash flows include bank checking accounts and short term securities with an original maturity of less than 90 days.

Investments and Related Investment Revenue and Expense

All related revenue and expenses attributable to these transactions are reflected on the statement of operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it.  Generally, when an interest payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible.

However, the Company remains contractually entitled to this interest.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated.

For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible, including if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discounts that initially represent the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and market discounts or premiums are accreted or amortized using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. We suspend the accretion of interest income for any loans or debt securities placed on non-accrual status. We may also collect other prepayment premiums on loans. These prepayment premiums are recorded as interest income as earned. Dividend income, if any, will be recognized on the ex-dividend date.

Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. To the extent that such costs are not classified as direct loan origination costs, these expenses are recognized in the statement of operations as they are incurred.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses in investments are calculated using the specific identification method. We measure realized gains or losses as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and exit fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Classification of Investments

We classify our investments by level of control.  As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company.  Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company.  Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more, but less than 25%, of the outstanding voting securities of another person.  Twelve of the Company’s investments are classified as non-control/non-affiliated investments as of March 31, 2013 and December 31, 2012, respectively.  One of the Company’s investments is classified as affiliated as of March 31, 2013 and December 31, 2012, respectively.

Valuation of Investments

Valuation analyses of the Company’s investments are performed on a quarterly basis pursuant to ASC 820, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with applicable accounting guidance and expands disclosure of fair value measurements.

Pursuant to ASC 820, the valuation standard used to measure the value of each investment is fair value defined as, “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Investments are recorded at their fair value at each quarter end (the measurement date).

Fair Value Investment Hierarchy

Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active public markets that the entity has the ability to access as of the measurement date.
Level 2

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability.

Valuation Process

Investments are measured at fair value as determined in good faith by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

The Company engages an independent external valuation firm to review all Level 3 investments, at least annually.  This external review is used as a key input in connection with the determination of the fair value of the Company's investments.

The board of directors undertakes a multi-step valuation process at each measurement date.

*	Our valuation process begins with each investment valued by the investment professionals of our investment adviser responsible for the investment.

*	Preliminary valuation conclusions are documented and discussed with our management and our investment adviser.

*	The audit committee of our board of directors reviews and discusses the preliminary valuations.

*	At least once annually, the valuation for each portfolio investment is reviewed by the independent valuation firm.

*

The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our management, our investment adviser, the independent valuation firm and the audit committee.

Valuation Methodology

The following section describes the valuation methods and techniques used to measure the fair value of the investments.

Fair value for each investment will be derived using a combination of valuation methodologies that, in the judgment of our management are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which our management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) market approach (enterprise value), (iv) income approach (discounted cash flow analysis) or the (v) bond yield approach.

The valuation methods selected for a particular investment are based on the circumstances and on the level of sufficient data available to measure fair value.  If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results.  A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The determination of fair value using the selected methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public and private exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment, compliance with agreed upon terms and covenants, and assessment of credit ratings of an underlying borrower.

In most cases we use the bond yield approach for valuing our level 3 debt investments, as long as we deem this method appropriate.  This approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to ours by companies that are similar to us, in order to assess what the range of effective market interest rates would be for our investment if it were being made on or near the valuation date.  Then all of the remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

The fair value of equity securities, including warrants, in portfolio companies often times considers the market approach which applies market valuation multiples of publicly-traded firms or recently acquired private firms engaged in businesses similar to those of the portfolio companies.  This approach to determining the fair value of a portfolio company’s equity security will typically involve: (1) applying to the portfolio company’s trailing twelve month EBITDA (earnings before interest, taxes, depreciation and amortization) a range of enterprise value to EBITDA multiples that are derived from an analysis of comparable companies, in order to arrive at a range of enterprise values for the portfolio company; then (2) subtracting from the range of enterprise values balances of any debt or equity securities that rank senior to our equity securities; and (3) multiplying the range of equity values by the Company’s ownership share of such equity to determine a range of fair values for the Company’s equity investment.

We also use the income approach which discounts a portfolio company’s expected future cash flows to determine its net present enterprise value.  The discount rate used is based upon the company’s weighted average cost of capital, which is determined by blending the cost of the company’s various debt instruments and its estimated cost of equity capital.  The cost of equity capital is estimated based upon our market knowledge and discussions with private equity sponsors.

These valuation methodologies involve a significant degree of judgment.  As it relates to investments which do not have an active public market, there is no single standard for determining the estimated fair value.  Valuations of privately held investments are inherently uncertain, and they may fluctuate over short periods of time and may be based on estimates.  The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed.  In some cases, fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Consequently, fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of our management, are most relevant to such investment.  The selected valuation methodologies for a particular investment are consistently applied on each measurement date.  However, a change in a valuation methodology or its application from one measurement date to another is possible if the change results in a measurement that is equally or more representative of fair value in the circumstances.

Capital Gains Incentive Fee

Under GAAP, the Company calculates the capital gains incentive fee as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from capital gains incentive fee that is ultimately realized and the differences could be material.

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs and deferred equity offering costs.  The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the credit facility. The deferred equity offering costs consist of legal fees and other costs incurred by the Company in conjunction with raising external capital and are recognized as an asset and recorded as a reduction to contributed capital when the Company raises equity.  The balance of deferred financing costs as of March 31, 2013 and December 31, 2012 was $171,135, of which $122,468 relates to deferred debt issuance costs and $48,667 relates to deferred equity offering costs, and $180,786, of which $132,119 relates to deferred debt issuance costs and $48,667 relates to deferred equity offering costs, respectively. The amortization expense relating to deferred debt issuance costs during the three months ended March 31, 2013 and the three months ended March 31, 2012 was $9,651 and $8,853, respectively. The amortization expense relating to the deferred equity offering costs during the three months ended March 31, 2013 and the three months ended March 31, 2012 was $0 and $15,509, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board and is generally based upon the taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. No action is required on the part of a registered stockholder to have their cash dividend or other distribution reinvested in shares of our common stock.

Income Taxes

HCC LLC was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as each member of HCC LLC was individually responsible for reporting income or loss, to the extent required by federal income tax laws and regulations, based upon its respective share of HCC LLC's revenues and expenses as reported for income tax purposes.  The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.  To obtain RIC tax benefits, the Company must distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution.  In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of (1) 98% of ordinary income for the calendar year, (2) 98.2% of capital gains in excess of capital losses and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities.  Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities.  The Company recognizes the financial statement benefit of a tax position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of March 31, 2013. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011 and 2012 federal tax years for HCC LLC and the Company remains subject to examination by the IRS. The 2011 and 2012 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

Note 3.          Borrowings

HCC LLC entered into a 6 year, $30.0 million credit facility on August 24, 2011 with JMP Group LLC. The credit facility has a two year revolving period with maximum outstanding amounts that began at $20 million and increased at a rate of $2.5 million per quarter thereafter until maximum outstanding available reached $30.0 million in July 2012. The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value of HCC LLC. At the end of the two year revolving period the outstanding balance will amortize evenly at 5% in each of the following 16 consecutive quarters with the final 20% due at maturity in August 2017. The credit facility carried an interest rate of LIBOR + 7.00%, with a LIBOR floor of 1.50%, or the Prime rate + 4.75%.  The credit facility also had an unused line fee of 0.50% per year.  The Company paid an origination fee of 0.50% or $150.0 thousand at closing. The outstanding balance on the facility was $22.2 million and $28.2 million as of March 31, 2013 and December 31, 2012, respectively.

On March 25, 2013, HCC LLC and HCAP entered into an amendment to the credit facility with JMP Group LLC, whereby, upon completing our IPO (which closed on May 7, 2013) and satisfaction of certain other closing conditions, we have secured a revolving credit facility with JMP Group LLC on the same or substantially similar terms as the initial credit facility entered into between JMP Group LLC and HCC LLC. Each loan origination under this credit facility is subject to the satisfaction of certain conditions. This secured revolving credit facility will provide, subject to certain conditions and limitations, up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, but that amount may be reduced by us unilaterally upon giving notice to JMP Group LLC. After April 1, 2014, the amount outstanding thereunder will become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility will bear interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at our election and subject to increases during a default under the credit facility.

Debt Maturities

The contractual obligations under the revolving credit facility as of March 31, 2013 and December 31, 2012 were as follows:

	As of	As of
	March 31, 2013	December 31, 2012

2013	$1,111,333	$1,411,333
2014	4,445,333	5,645,333
2015	4,445,333	5,645,333
2016	4,445,333	5,645,333
2017	7,779,334	9,879,334
Total	$22,226,666	$28,226,666

Debt Covenants

The credit facility contained financial and other covenants which, among other things, limited HCC LLC's ability to incur additional indebtedness, make investments or capital expenditures and effect mergers and acquisitions.  The maximum amount outstanding was also limited by a covenant which restricted borrowings to be less than 2.0 times the Net Tangible Asset Value (“NTAV”).  NTAV is calculated as the book value of the tangible properties and assets of HCC LLC minus the total liabilities of HCC LLC.  As of March 31, 2013 and December 31, 2012, HCC LLC was in compliance with all covenants.

	As of	As of
	March 31, 2013	December 31, 2012

Debt outstanding	$22,226,666	$28,226,666

NTAV	$20,270,351	$19,806,327

Debt/NTAV	1.10 : 1.00	1.43 : 1.00

Note 4.          Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to private small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest investments may vary from year to year as new investments are recorded and repaid. The Company’s five largest investments represented approximately 54.4% and 54.9% of total investments outstanding as of March 31, 2013 and December 31, 2012, respectively.  Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest investments accounted for approximately 54.0% of total loan interest and fee income for the three months ended March 31, 2013. As of March 31, 2012, the Company had investments in five portfolio companies.

Note 5.          Members’ Equity

As of March 31, 2013 and December 31, 2012, HCC LLC had 1,172,688 membership interests outstanding representing $17.7 million in equity investments from members. As of March 31, 2013 and December 31, 2012, unfunded capital commitments totaled $14.8 million. In April 2013, those commitments were called resulting in the issuance of an additional 1,084,034 membership interests. In connection with the Merger, the total 2,266,974 membership interests were converted into 2,247,699 shares of HCAP common stock.

Note 6.          Mezzanine Equity

During 2012 and 2011, two members who are employees of the Company’s adviser purchased and were issued 7,288 and 3,434 membership interests, respectively.  These membership interests are included in the membership interests outstanding discussed in Note 5.  Under certain circumstances, if these two employees were no longer employed by the adviser, HCC LCC could have been required to repurchase their equity.  Because of this potential liability, the equity for these two members is treated as mezzanine equity.  If HCC LLC had been required to repurchase this equity, the price would have been determined by the most recent net asset value as of their last day of employment. In conjunction with the Merger and IPO, the potential obligation of HCC LLC to repurchase these membership interests expired.

Note 7.          Fair Value Measurements

As described in Note 2, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and cash equivalents:  Cash and cash equivalents are Level 1 assets with readily observable market inputs.  The Company determined that the historical cost carrying value is a reasonable estimate of fair value.

Revolving line of credit: The revolving line of credit is a Level 2 financial instrument with readily observable market inputs from other comparable credit facilities in the marketplace.  The Company believes the interest rate on the credit facility is comparable to what the Company would be offered by third party lenders as a private company and determined the fair value to approximate the amortized cost carrying value.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 or December 31, 2012.

There were no transfers amongst levels of the fair value hierarchy during the three months ended March 31, 2013 and the three months ended March 31, 2012.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of March 31, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,552,776	$39,925,032	$43,477,808
	$-	$3,552,776	$39,925,032	$43,477,808

	Fair Values as of December 31, 2012

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,487,276	$38,024,041	$41,511,317
	$-	$3,487,276	$38,024,041	$41,511,317

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2013:

Type of Investment	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Input	Range			Weighted Average

Debt investments	$36,822,648	Bond Yield	Risk adjusted discount factor	8.5%	-	19.2%	13.5%

		Market	EBITDA multiple	1.2x	-	9.6x	5.8x

		Income	Weighted average cost of capital	8.0%	-	20.0%	16.2%
			Expected principal recovery		100.0%		N/A

Equity investments	$3,102,384	Market	EBITDA multiple	1.2x	-	9.6x	5.8x

		Income	Weighted average cost of capital	8.0%	-	20.0%	16.2%

(1)

In determining the fair value of our debt investments at March 31, 2013, we utilized the bond yield approach. We also utilized the results of the market and income approaches to confirm that the fair value of our debt investments were inside the enterprise value of the portfolio company.

(2)

In determining the fair value of our equity investments at March 31, 2013, we analyzed those investments using the income approach, in addition to the market approach, but settled on the market approach as determinative of fair market value.

When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique.  The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors.  However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company.  The significant unobservable inputs used under these techniques are EBITDA multiples, weighted average cost of capital and expected principal recovery.  Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

When estimating the fair value of its equity investments, the Company utilizes the (i) market technique and (ii) income technique.  The significant unobservable inputs used in the fair value measurement of the Company’s equity investments are EBITDA multiples and weighted average cost of capital.  Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement (“WACC”).  Significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Fair value of portfolio, beginning of period	$38,024,041	$3,902,100
New investments	1,100,000	4,375,000
Principal payments received	(43,128)	-
Loan origination fees received	-	(109,375)
Payment in kind interest earned	282,431	64,761
Accretion of deferred loan origination fees/discounts	106,838	10,490
Unrealized appreciation (depreciation) on investments	454,850	(44,442)
Fair value of portfolio, end of period	$39,925,032	$8,198,534

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Note 8:         Related Party Transactions

Harvest Capital Strategies LLC ("HCS") served as the investment adviser for HCC LLC under the investment advisory and management agreement until the IPO, which provided for management fees payable quarterly to the investment adviser at a rate of 2.0% per annum of the gross assets of HCC LLC. HCS agreed to waive the management fees payable to it by HCC LLC with respect to any assets acquired by HCC LLC prior to the IPO through the use of borrowings under the credit facility with JMP Group LLC until such time that the credit facility was repaid in full and terminated. The investment adviser also received an incentive fee based on performance. The terms of the incentive fee were the same as the post-IPO incentive fee except that it did not have the total return requirement that the post-IPO incentive fee has. Total management fee expense was $397,414 and $90,657 for the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively. Accrued management fees were $1.1 million and $0.7 million as of March 31, 2013 and December 31, 2012, respectively.

In conjunction with the IPO, HCAP entered into a new investment advisory and management agreement to, among other things, have HCAP Advisors LLC, which is affiliated with HCS, replace HCS as our investment adviser. In addition, the base management fee will be calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee will consist of two parts.  The first part will be calculated and payable quarterly in arrears and will equal 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter.  The second part will be calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and will equal 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The post-IPO incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser has agreed to waive its incentive fee until March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (which we anticipate will be paid on a monthly basis) based on our initial public offering price per share of $15.00 per share.

 The Company entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group, Inc.  The agreement provides that JMPCA will provide all of the Company’s administrative services including loan operations, accounting and recordkeeping and shareholders services.  JMPCA will be reimbursed by the Company for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement.  There was a $200,000 cap for reimbursement during the first twelve months of the agreement.  Total administrative services expense was $50,000 and $15,000 for the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively.  Accrued administrative services fees were $145,000 and $95,000 as of March 31, 2013 and December 31, 2012, respectively. For the twelve months following the closing of the IPO there will be a $275,000 cap for reimbursement.

On February 7, 2011, the Company engaged JMP Securities LLC, a subsidiary of JMP Group, Inc., to serve as the placement agent for the Company’s offering of up to $30.0 million of capital commitments.  JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation.  Commission recorded by the Company during the three months ended March 31, 2013 and the three months ended March 31, 2012 owed to the related party in connection with the securitization of capital was $0 and $44,820, respectively. Additionally, JMP Securities LLC was one of the book-running underwriters in the Company’s IPO for which it will receive an estimated $410,000 of compensation.

Note 9:         Commitments and Contingencies

At March 31, 2013, the Company had a total of $2.5 million in unfunded commitments comprised of (i) one commitment to fund a delayed draw component of an investment that had not been fully drawn and expires on June 14, 2013 and (ii) one commitment to fund the remaining availability of an investment that expired unfunded on May 1, 2013.

Note 10:       Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2013 and March 31, 2012, respectively.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2013 and March 31, 2012, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net incresase in net assets resulting from operations	$1,280,255	$263,385
Weighted average shares outstanding (basic and diluted) (1)	1,172,688	475,518
Net increase in net assets resulting from operations per share (basic and diluted)	$1.09	$0.55

(1)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 11:        Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and March 31, 2012, respectively:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Per share data:
Net asset value at beginning of period	$16.89	$14.38
Net investment income	0.65	0.43
Net unrealized appreciation on investments	0.44	0.12
Net increase in net assets from operations	17.98	14.93
Dividends/distributions declared	(0.69)	(0.40)
Net asset value at end of period	$17.29	$14.53
Net assets at end of period	20,270,353	10,352,143
Shares outstanding at end of period	1,172,688	712,315

Ratios and Supplemental data:
Average Net Assets	$19,725,042	$7,390,116
Ratio of expenses to average
Net assets (annualized)	20.71%	17.33%
Ratio of net investment income to average Net assets (annualized)	15.51%	11.17%

(1)	Net investment income per share (basic and diluted) was $0.65 and $0.43 for the three months ended March 31, 2013 and March 31, 2012, respectively.

(2)	Dividends/distributions declared per common share were $0.69 and $0.40 for the three months ended March 31, 2013 and March 31, 2012, respectively.

(3)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 12:       Subsequent Events

On May 2, 2013, HCAP acquired 100% of the equity interests in HCC LLC issuing 2,247,699 shares of common stock to holders of membership interests in HCC LLC.

On May 2, 2013, HCAP priced its initial public offering of 3,400,000 shares raising gross proceeds of $51.0 million, or $50.44 million after deducting underwriting discounts and commissions. The closing of the IPO took place on May 7, 2013. The Company used a portion of the proceeds of the offering to pay down the revolving credit facility it assumed from HCC LLC in connection with the Merger and IPO.

On May 17, 2013, the IPO underwriters exercised their overallotment option in full and purchased an additional 433,333 shares of HCAP's common stock raising additional gross proceeds of $6.5 million, or $6.109 million after deducting underwriting discounts and commissions.

In connection with consummation of the merger of HCC LLC with and into HCAP on May 2, 2013, and the closing of HCAP’s IPO on May 7, 2013, as well as the satisfaction of certain other closing conditions, HCAP closed on the amendment to HCC LLC’s existing revolving credit facility with JMP Group LLC (described elsewhere herein), which, among other things, provides for up to an aggregate of $50 million of revolving borrowings until April 1, 2014. At the current time, there are no outstanding borrowings under this facility, as a portion of the net proceeds from the IPO were used to repay all of the outstanding indebtedness under the facility.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results, including the performance of our existing investments;
●	the introduction, withdrawal, success and timing of business initiatives and strategies;
●	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
●	the relative and absolute investment performance and operations of our investment adviser;
●	the impact of increased competition;
●	the impact of investments we intend to make and future acquisitions and divestitures;
●	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;
●	the unfavorable resolution of any future legal proceedings;
●	our business prospects and the prospects of our portfolio companies;
●	our regulatory structure and tax status;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;
●	the ability of our portfolio companies to achieve their objective;
●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;
●	our contractual arrangements and relationships with third parties;
●	our ability to access capital and any future financings by us;
●	the ability of our investment adviser to attract and retain highly talented professionals; and
●	the impact of changes to tax legislation and, generally, our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering (“IPO”) on May 7, 2013 raising $51.0 million in gross proceeds.  On May 17, 2013 we raised another $6.5 million in gross proceeds from the closing of the IPO underwriters' overallotment option. Immediately prior to the IPO, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of its 2,266,974 outstanding membership interests in connection with the Merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements presented in this Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of Harvest Capital Credit LLC which will be our historical financial statements.

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the IPO and refer to HCAP for the periods after the IPO.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments.  We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues between $10 million and $100 million and EBITDA between $2 million and $15 million.  We believe that transactions involving these size companies offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We intend to elect to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of March 31, 2013, we had $43.5 million (at fair value) invested in 13 companies. As of March 31, 2013, our portfolio included approximately 27.3% of first lien debt, 65.6% of second lien debt and 7.1% of equity investments at fair value.

We completed 2012 with $41.5 million (at fair value) invested in 13 companies. As of December 31, 2012, our portfolio included approximately 25.8% of first lien debt, 68.0% of second lien debt, and 6.2% of equity investments at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with $2.0 million to $15.0 million of EBITDA) through first lien and second lien debt, often times with a corresponding equity investment component. The composition of our investments as of March 31, 2013 and December 31, 2012 was as follows:

	As of March 31, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Senior Secured – First Lien	$11,822,981	$11,859,269	$10,720,959	$10,720,959
Senior Secured – Second Lien	28,135,622	28,516,155	27,886,467	28,213,321
Equity	1,046,288	3,102,384	946,288	2,577,038
Total Investments	$41,004,891	$43,477,808	$39,553,714	$41,511,318

At March 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.1 million and $3.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.5 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $3.0 million and $3.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively.

At March 31, 2013, 32.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 67.2% bore interest at fixed rates. At December 31, 2012, 33.6% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 66.4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of March 31, 2013 and December 31, 2012 was approximately 18.0% and 17.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount.

Investment Activity

During the three months ended March 31, 2013, we made a $1.0 million add-on investment in one of our existing portfolio companies and no investments in new portfolio companies. During the three months ended December 31, 2012, we made $18.6 million of investments in 7 new portfolio companies and a $1.0 million add-on investment in one of our existing portfolio companies.

During the three months ended March 31, 2013, we did not receive principal repayments due to amortization or prepayments. During the three months ended December 31, 2012, we received $5.6 million in principal proceeds from prepayments of our investments and the pay down and amortization of certain other investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the level of merger and acquisition activity in our target market, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, we use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

●	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●

Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

●

Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

●

Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

●

Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our investments at fair value:

	As of March 31, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$10.9	25.1%	2	$10.2	24.6%	2
2	$32.6	74.9%	11	$31.3	75.4%	11
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
	$43.5	100.0%	13	$41.5	100%	13

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2013 and December 31, 2012, we had no loans on non-accrual.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Investment income for the three months ended March 31, 2013 totaled $1.8 million compared to investment income of $0.5 million for the three months ended March 31, 2012. Investment income in both periods is comprised of interest income and fees earned on the investment portfolio. The increase in investment income in the three months ended March 31, 2013 is attributable to a larger investment portfolio over the period as compared to the three months ended March 31, 2012.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of our common stock and other securities;
●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	transfer agent and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	brokerage commissions;
●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
●

other expenses incurred by JMP Credit Advisors LLC or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $0.5 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, fees related to the credit facility with JMP Group LLC, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the three months ended March 31, 2013 was $77 thousand compared to $25 thousand for three months ended March 31, 2012. Incentive management fees for the three months ended March 31, 2013 were $320 thousand compared to $66 thousand for the three months ended March 31, 2012. The increase in incentive fees is attributable to higher pre-incentive fee net investment income and higher unrealized appreciation in the portfolio during the three months ended March 31, 2013. Other operating expenses included reimbursement under the administrative services agreement and general and administrative expenses such as legal, accounting and valuation expenses.

Our historical expense structure will change as a result of our completion of the IPO as follows:

●

The base management fee payable to our investment adviser prior to the IPO was calculated at an annual rate of 2.0% of our gross assets, including assets acquired with the use of borrowings. However, our investment adviser had agreed to waive the base management fee payable to it prior to the IPO with respect to any assets acquired by us through the use of borrowings under the Credit Facility until such time that the Credit Facility has been repaid in full and terminated. Moreover, our investment adviser received a base management fee prior to the IPO with respect to cash and cash equivalents held by us. Subsequent to the IPO, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage, but excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. Moreover, the waiver agreement described above with respect to assets acquired by us through the use of borrowings under the Credit Facility was terminated in connection with our IPO. As a result, a base management fee will be payable to our investment adviser on all assets acquired by us through the use of borrowings, including under the Credit Facility.

●	Subsequent to the IPO, we expect to experience an increase in our operating expenses due to the regulatory and other costs associated with being a publicly traded BDC.

Net Investment Income

For the three months ended March 31, 2013, net investment income was $765 thousand, or $0.65 per common share, compared to $206 thousand, or $0.43 per common share, for the three months ended March 31, 2012.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our investments during the three months ended March 31, 2013 or 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $515 thousand for the three months ended March 31, 2013 and $57 thousand for the three months ended March 31, 2012.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.3 million and $0.3 million for the three months ended March 31, 2013 and 2012 respectively. The increased amount in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily reflects the increase in net investment income and the increase in unrealized appreciation due to the larger investment portfolio.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $0.3 million and $5.9 million for the three months ended March 31, 2013 and 2012, respectively, primarily in connection with the funding of new investments. Our financing activities for the three months ended March 31, 2013 used cash of $6.8 million primarily in connection with paying down the outstanding balance under our credit facility with JMP Group LLC. For the three months ended March 31, 2012, our financing activities provided us with $7.6 million primarily attributable to borrowings under the credit facility with JMP Group LLC and draws on commitments from equity investors.

Our liquidity and capital resources are derived from the credit facility with JMP Group LLC, draws on unfunded equity capital commitments and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2013 and December 31, 2012, we would not have been in compliance with this requirement if we were a BDC on those dates. We used the proceeds from the IPO to pay down the outstanding balance under the credit facility with JMP Group LLC and, as of the date of this filing, there was $0 outstanding under the credit facility with JMP Group LLC. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2013 and December 31, 2012, we had cash of $0.5 million and $7.6 million, respectively.

Credit Facility

Effective August 24, 2011, Harvest Capital Credit LLC entered into its senior secured revolving credit facility with JMP Group LLC. The credit facility had a total size of $30 million, a maximum term of six years and revolving period of two years. The maximum amount outstanding was also limited by a covenant which restricted borrowings to no more than 2.0 times the Net Tangible Asset Value ("NTAV") of Harvest Capital Credit LLC. At the end of the two year revolving period, the outstanding balance was set to amortize evenly at 5% per quarter over the following 16 consecutive quarters with the final 20% due at maturity on August 24, 2017. The credit facility carried an interest rate of either (i) LIBOR + 7.0%, with a LIBOR floor of 1.5%, or (ii) the Prime Rate + 4.75%.  The credit facility had an unused line fee of 0.50% per year.

 On March 25, 2013, we entered into an amendment to the credit facility with JMP Group LLC, whereby, upon completing our IPO (which closed on May 7, 2013) and satisfaction of certain other closing conditions, we have secured a revolving credit facility with JMP Group LLC on the same or substantially similar terms as the initial credit facility entered into between JMP Group LLC and Harvest Capital Credit LLC.  Each loan origination under this credit facility is subject to the satisfaction of certain conditions. This secured revolving credit facility would provide, subject to certain conditions and limitations, up to an aggregate of $50 million of revolving borrowings until April 1, 2014, but that amount may be reduced by us unilaterally upon giving notice to JMP Group LLC. After April 1, 2014, the amount outstanding thereunder would become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility would bear interest at an annual rate equal to either (i) LIBOR + 4.50%, or (ii) the Prime Rate + 2.25%, at our election and subject to increases during a default under the credit facility. As of March 31, 2013, the outstanding balance on the credit facility was $22.2 million.

On May 7, 2013, HCAP closed its IPO, and in connection therewith, the other closing conditions relating to consummation of the amended credit facility with JMP Group LLC were satisfied. Accordingly, we currently have a revolving credit facility with JMP Group LLC on the amended terms described above, which, among other things, provides for up to an aggregate of $50 million of revolving borrowings until April 1, 2014. There are no outstanding borrowings under this facility, however, as a portion of the net proceeds from the IPO were used to repay all of the outstanding indebtedness under the facility.

In addition to securing the amended credit facility with JMP Group LLC, we executed a commitment letter with City National Bank, dated as of March 20, 2013, which contemplated the provision of a secured revolving credit facility with borrowings of up to $20 million. That commitment letter expired on May 31, 2013.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2013, our only off-balance sheet arrangements consisted of $2.5 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $3.5 million of unfunded commitments to provide debt financing to two of our portfolio companies.

Regulated Investment Company Status and Dividends

We intend to elect to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any.) If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the credit facility with JMP Group LLC may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the credit facility with JMP Group LLC. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2013, five of our loans or 32.8% of the fair value of our portfolio bore interest at floating rates. Two of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended March 31, 2012, four loans or 72.0% of the fair value of the portfolio bore interest at floating rates. Three of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For all periods since February 7, 2011 (“inception”), we did not engage in hedging activities.

Item 4.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.       Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our final prospectus dated May 2, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

 Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 16, 2013, we issued 100 shares of HCAP common stock to JMP Group LLC for $1,500 in connection with the organization of the Company. The issuance of such shares of our common stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. We did not engage in any other sales of unregistered securities during the period ended March 31, 2013.

On May 2, 2013, HCAP acquired HCC LLC in a merger, whereby HCC LLC merged with and into HCAP and HCAP issued 2,246,699 shares of its common stock to the holders of membership interests in HCC LLC in exchange for all such membership interests. HCAP did not receive any cash from the issuance, but assumed and succeeded to all of the assets and liabilities of HCC LLC, including its entire investment portfolio, representing an aggregate amount of consideration of $33,715,851. No underwriting discounts or commissions were paid in respect of these shares.  These securities were offered and sold in reliance upon an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

 Item 3.         Defaults Upon Senior Securities

Not applicable.

 Item 4.         Mine Safety Disclosures

Not applicable.

 Item 5.         Other Information

Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvest Capital Credit Corporation
Dated: June 10, 2013

	By:	/s/ Richard P. Buckanavage
	Name:	Richard P. Buckanavage
	Title:	Chief Executive Officer and President

	By:	/s/ Craig Kitchin
	Name:	Craig Kitchin
	Title:	Chief Financial Officer, Chief Compliance Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.