Form 10-Q
period 2013-06-30
Harvest Capital Credit Corp
filed 2013-08-13
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of August 12, 2013 was 6,088,098.

HARVEST CAPITAL CREDIT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

Harvest Capital Credit Corporation

Statements of Assets and Liabilities

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS:
Investments, at fair value:
Affiliate investments (cost of $1,561,560 and $1,514,642, respectively)	$1,561,560	$1,514,642
Non-control/non-affiliate investments (cost of $39,896,619 and $37,092,784, respectively)	40,544,515	37,419,638
Equity/warrants in affiliate investments (cost of $401,514 and $401,514, respectively)	183,000	401,514
Equity/warrants in non-control/non-affiliate investments (cost of $644,774 and $544,774, respectively)	2,632,125	2,175,524
Total investments at fair value (cost of $42,504,467 and $39,553,714, respectively)	44,921,200	41,511,318

Cash	45,976,245	7,639,801
Interest receivable	256,960	166,592
Accounts receivable - other	47,577	-
Deferred financing costs	121,614	180,786
Other assets	337,917	246,541
Total assets	$91,661,513	$49,745,038

LIABILITIES:
Revolving line of credit - related party	$-	$28,226,666
Accrued interest payable - related party	207,139	304,293
Accounts payable and accrued expenses	1,035,944	1,231,006
Other liabilities	24,600	15,971
Total liabilities	1,267,683	29,777,936

Commitments and contingencies (Note 9)

Mezzanine equity	-	160,775

NET ASSETS:
Common stock, 10,000,000 shares authorized, and 6,088,098 and 1,172,688 issued and outstanding, respectively	6,088	17,266,955
Capital in excess of common stock	87,491,859	254,677
Net realized gains on investments	479,150	327,091
Net unrealized appreciation on investments	2,416,733	1,957,604
Total net assets	90,393,830	19,806,327
Total liabilities and net assets	$91,661,513	$49,745,038

Common stock issued and outstanding (1)	6,088,098	1,172,688

Net asset value per common share	$14.85	$16.89

(1)	All shares issued prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Statements of Operations (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Investment Income:
Interest:
Cash - affiliate investments	$55,194	$-	$109,344	$-
Cash - non-control/non-affiliate investments	1,437,429	738,130	2,775,058	1,156,863
PIK - affiliate investments	14,203	-	28,215	-
PIK - non-control/non-affiliate investments	284,417	144,500	552,836	209,261
Fee amortization, net	114,630	28,741	226,505	45,285
Total interest income	1,905,873	911,371	3,691,958	1,411,409
Other income	-	13,500	-	40,000
Total investment income	1,905,873	924,871	3,691,958	1,451,409

Expenses:
Interest expense - revolving line of credit	169,591	243,897	627,568	384,761
Interest expense - unused line of credit	42,595	19,197	51,472	41,914
Interest expense - deferred financing costs	15,253	9,046	24,904	17,899
Total interest expense	227,439	272,140	703,944	444,574

General and administrative	245,702	18,150	342,925	60,226
Base management fees	169,721	53,640	247,072	78,451
Incentive management fees	66,381	118,838	386,444	184,684
Administrative services expense	85,833	22,500	135,834	37,500
Total expenses	795,076	485,268	1,816,219	805,435

Net investment income	1,110,797	439,603	1,875,739	645,974

Net realized gains on investments	152,059	-	152,059	-
Net change in unrealized appreciation (depreciation) on investments	(56,184)	35,751	459,128	92,765
Total net realized and unrealized gains on investments	95,875	35,751	611,187	92,765

Net increase in net assets resulting from operations	$1,206,672	$475,354	$2,486,926	$738,739

Net increase in net assets resulting from operations per share (basic) (1)	$0.28	$0.63	$0.92	$1.20
Net increase in net assets resulting from operations per share (diluted) (1)	$0.28	$0.63	$0.91	$1.20
Weighted average shares outstanding (basic) (1)	4,245,594	757,667	2,717,632	616,592
Weighted average shares outstanding (diluted) (1)	4,247,627	757,667	2,719,665	616,592

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Statements of Changes in Net Assets (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Increase in net assets from operations:
Net investment income	$1,875,739	$645,974
Net realized gains on investments	152,059	-
Net change in unrealized appreciation on investments	459,128	92,765
Net increase in net assets resulting from operations	2,486,926	738,739

Distributions to shareholders (1)	(2,688,424)	(184,999)

Capital share transactions:
Issuance of common shares (net of offering costs of $798,667 for 2013 and offering costs and sales commissions of $35,599 and $116,036, respectively, for 2012)	70,527,850	9,160,200
Conversion of mezzanine equity to common shares	160,775	-
Reinvestment of dividends	100,376	-
Net increase in net assets from capital share transactions	70,789,001	9,160,200

Total increase in net assets	70,587,503	9,713,940
Net assets at beginning of period	19,806,327	5,708,063

Net assets at end of period	$90,393,830	$15,422,003

Capital share activity (common shares):
Shares sold (2)	4,894,925	617,761
Conversion of mezzanine shares to common shares (2)	20,485	-
Net increase in capital share activity (common shares)	4,915,410	617,761

Capital share activity (mezzanine equity):
Shares sold (2)	9,763	3,807
Conversion of mezzanine shares to common shares (2)	(20,485)	-
Net increase (decrease) in capital unit activity (mezzanine equity)	(10,722)	3,807

(1)

Distributions were comprised of $2,361,333 from net investment income and $327,091 from realized gains. Of the $2,688,424 distributions made during the six months ended June 30, 2013, $816,229 were for Q4 2012 earnings.

(2)	The shares outstanding for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Statements of Cash Flows (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,486,926	$738,739
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Paid in kind income	(581,051)	(209,261)
Net realized gains on investments	(152,059)	-
Net unrealized appreciation of investments	(459,128)	(92,765)
Accretion of deferred loan fees	(225,857)	(45,285)
Purchase of investments	(6,480,000)	(14,985,125)
Proceeds from principal payments	4,488,212	500,000
Changes in operating assets and liabilities
Amortization of deferred debt issuance costs	24,904	17,899
Increase in interest receivable	(90,368)	(69,465)
Increase in other assets	(138,952)	-
Increase (decrease) in accrued interest payable	(97,154)	163,597
Increase (decrease) in accounts payable and other liabilities	(186,434)	113,137

Net cash used in operating activities	(1,410,961)	(13,868,529)

Cash flows from financing activities:
Borrowings on revolving credit facility	2,000,000	8,800,000
Repayment of borrowings on revolving credit facility	(30,226,666)	(5,500,000)
Proceeds from the issuance of common stock and common units	71,240,960	9,195,799
Offering expenses from the issuance of common stock and common units	(798,667)	-
Issuance of mezzanine equity	134,225	55,875
Return of capital	-	(91,545)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $100,376 and $0, respectively)	(2,588,048)	(184,999)
Payment of deferred financing costs	(14,399)	(9,990)

Net cash provided by financing activities	39,747,405	12,265,140

Net increase (decrease) in cash during the period	38,336,444	(1,603,389)

Cash at beginning of period	7,639,801	2,756,475

Cash at end of period	$45,976,245	$1,153,086

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$100,376	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$776,194	$263,078

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Schedule of Investments (unaudited)

June 30, 2013

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.9%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$ 1,728,371	$ 1,561,560	$ 1,561,560
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			250,000	91,069
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	91,931
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				1,963,074	1,744,560

Investments in Non-controlled, Non-affiliated Portfolio Companies

Hand Tool Manufacturing

Rostra Tool Company (5.0%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,631,886	4,562,757	4,562,757
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	-
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (6.1%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,410,433	3,234,066	3,410,433
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	2,103,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3.3%)*	Senior Secured Term Loan, due 11/02/2015	11/1/2012	3,060,914	3,001,859	3,001,859
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.7%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,182,675	4,078,610	4,182,675
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	68,684
	(2.0% of fully diluted common equity)

Novelty Shops

Peekay Acquisition, LLC (d/b/a Christals) (2.0%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,716,564	1,716,564
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	38,000
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	75,000
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (2.8%)*	Senior Secured Term Loan, due 12/28/2015	12/28/2012	2,500,000	2,447,620	2,500,000
	(18.00% Cash)

Pawn Retail Outlets

Pawn Plus, Inc. (4.2%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,939,533	3,691,437	3,691,437
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	89,000
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (d/b/a Choice Pet) (5.4%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,012,222	4,903,339	4,903,339
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,534,044	1,560,276
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp. (6.2%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,501,502	5,427,214	5,501,502
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	133,000
	(0.65% of fully diluted common equity)

Software Publishing

Blackboard Inc. (2.3%)*	Junior Secured Term Loan, due 04/04/2019	11/8/2011	2,000,000	1,828,736	2,043,300
	(11.50%; LIBOR + 10.00% with 1.50% LIBOR floor)

Optimal Blue (4.0%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/28/2012	3,536,065	3,470,373	3,470,373
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	125,441
	(0.38% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				40,541,393	43,176,640

Total Investments as of June 30, 2013 (49.6%)*				$ 42,504,467	$ 44,921,200

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc., are qualifying assets for purposes of Section 55(a) of the 1940 Act.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Schedule of Investments

December 31, 2012

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (9.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$ 1,700,000	$ 1,514,642	$ 1,514,642
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			250,000	250,000
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	151,514
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				1,916,156	1,916,156

Investments in Non-controlled, Non-affiliated Portfolio Companies

Hand Tool Manufacturing

Rostra Tool Company (23.8%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,540,116	4,454,880	4,454,880
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	268,000
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (23.4%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,436,199	3,196,867	3,196,867
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	1,434,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (14.9%)*	Senior Secured Term Loan, due 11/02/2015	11/1/2012	3,015,251	2,957,624	2,957,624
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (21.3%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,110,032	3,997,810	4,110,032
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	104,000
	(2.0% of fully diluted common equity)

Motor Vehicle Metal Stamping

JD Norman Industries, Inc (20.7%)* (2)	Junior Secured Subordinated Debt, due 10/31/16	11/3/2011	4,168,369	4,100,488	4,100,488
	(19.00%; 12.50% Cash/6.50% PIK)

Novelty Shops

Peekay Acquisition, LLC (d/b/a Christals) (9.0%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,678,500	1,678,500
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	35,000
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	70,000
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (4.7%)*	Senior Secured Term Loan, due 12/28/2015	12/28/2012	1,000,000	940,000	940,000
	(18.00% Cash)

Pawn Retail Outlets

Pawn Plus, Inc. (19.0%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,900,000	3,630,193	3,630,193
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	133,524
	(3.9% of fully diluted common equity)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (7.9%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,533,109	1,560,276
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp. (28.1%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,433,000	5,353,111	5,433,000
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	131,000
	(0.65% of fully diluted common equity)

Software Publishing

Blackboard Inc. (9.7%)*	Junior Secured Term Loan, due 04/04/2019	11/8/2011	2,000,000	1,819,424	1,927,000
	(11.50%; LIBOR + 10.00% with 1.50% LIBOR floor)

Optimal Blue (17.3%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/28/2012	3,500,000	3,430,778	3,430,778
	(14.50%; 12.50% Cash/2.00% PIK)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				37,637,558	39,595,162

Total Investments as of December 31, 2012 (209.6%)*				$ 39,553,714	$ 41,511,318

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

Harvest Capital Credit Corporation

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

On May 2, 2013, HCAP acquired HCC LLC. HCC LLC was organized as a limited liability company in the state of Delaware on February 7, 2011, and commenced operations on September 6, 2011, as an externally-managed specialty finance company with the objective of generating both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments in privately-held U.S. small to mid-size companies. Pursuant to the acquisition agreement, immediately prior to HCAP's election to be treated as a BDC under the 1940 Act, the following formation transaction was consummated:

☐

HCAP acquired HCC LLC through a merger (the “Merger”) with and into HCAP, and the holders of membership interests in HCC LLC received shares of HCAP common stock in exchange for their interests in HCC LLC. As a result of the Merger, the outstanding limited liability company interests in HCC LLC were converted into a number of shares of HCAP common stock equal to (i) $33.7 million (i.e., the net asset value of HCC LLC as of December 31, 2012), plus the proceeds of sales of membership interests by HCC LLC since December 31, 2012, plus the reclassification of mezzanine equity to members capital, and minus distributions of pre-December 31, 2012 earnings made by HCC LLC after December 31, 2012, divided by (ii) $15.00 per share of the common stock of HCAP. In connection with the merger, the number of membership interests of HCC LLC underlying each outstanding warrant of HCC LLC, and the exercise price thereof, were converted into HCAP's common stock equivalent (based on the merger conversion formula).  In addition, the exercise prices of the warrants were subject to upward (but not downward) adjustment as the public offering price of HCAP’s shares of common stock in the initial public offering described below was higher than the then-current exercise price of the warrants.

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

 Since HCAP acquired all of the interests of HCC LLC and did not have any operations prior to the acquisition, for periods prior to the IPO we are presenting the historical financial statements of HCC LLC as HCAP's financial statements. When HCAP acquired HCC LLC, HCAP issued shares of its common stock in exchange for all HCC LLC's outstanding membership interests at a rate of 0.9913 shares for each membership interest. As a result of this transaction, we have retroactively applied the aforementioned exchange/conversion rate to all unit measurements relating to HCC LLC's membership interests for all periods presented and have replaced all references to membership interests of HCC LLC to shares of common stock of HCAP in the financial statements and notes thereto contained herein. On the date of the Merger, the net asset value of the Company was $15.00 per share and none of the warrants assumed in the Merger had an exercise price below $15.00 per share.

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

Investments and Related Investment Revenue and Expense

All investments and the related revenue and expenses attributable to these investments are reflected on the statement of operations commencing on the settlement date unless otherwise specified by the transaction documents.

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

Certain expenses related to legal and tax consultation, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. To the extent that such costs are not classified as direct loan origination costs, these expenses are recognized in the statement of operations as they are incurred.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and exit fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Classification of Investments

We classify our investments by level of control.  As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company.  Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company.  Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more, but less than 25%, of the outstanding voting securities of another person.  Twelve of the Company’s investments are classified as non-control/non-affiliated investments as of June 30, 2013 and December 31, 2012, respectively.  One of the Company’s investments is classified as affiliated as of June 30, 2013 and December 31, 2012, respectively.

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

Valuation Process

Investments are measured at fair value as determined in good faith by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Debt investments which have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise.

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

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs and deferred equity offering costs.  The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the credit facility. The deferred equity offering costs consist of legal fees and other costs incurred by the Company in conjunction with raising external capital and are recognized as an asset and recorded as a reduction to contributed capital when the Company raises equity.  The balance of deferred financing costs as of June 30, 2013 and December 31, 2012 was $121,614, all of which relates to deferred debt issuance costs, and $180,786, of which $132,119 relates to deferred debt issuance costs and $48,667 relates to deferred equity offering costs, respectively. The amortization expense relating to deferred debt issuance costs during the three months ended June 30, 2013 and the three months ended June 30, 2012 was $15,253 and $9,046, respectively. The amortization expense relating to deferred debt issuance costs during the six months ended June 30, 2013 and the six months ended June 30, 2012 was $24,904 and $17,899, respectively. The amortization expense relating to the deferred equity offering costs during the three months ended June 30, 2013 and the three months ended June 30, 2012 was $48,667 and $20,209, respectively. The amortization expense relating to the deferred equity offering costs during the six months ended June 30, 2013 and the six months ended June 30, 2012 was $48,667 and $35,599, respectively.

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

Income Taxes

HCC LLC was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes was made for periods prior to the IPO in the accompanying financial statements, as each member of HCC LLC was individually responsible for reporting income or loss, to the extent required by federal income tax laws and regulations, based upon its respective share of HCC LLC's revenues and expenses as reported for income tax purposes. Beginning with its first taxable year ending December 31, 2013, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.  To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution.  As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities.  Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities.  The Company recognizes the financial statement benefit of a tax position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of June 30, 2013. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011 and 2012 federal tax years for HCC LLC and the Company remains subject to examination by the IRS. The 2011 and 2012 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

Note 3.          Borrowings

HCC LLC entered into a 6 year, $30.0 million credit facility on August 24, 2011 with JMP Group LLC. The credit facility has a two year revolving period with maximum outstanding amounts that began at $20 million and increased at a rate of $2.5 million per quarter thereafter until maximum outstanding available reached $30.0 million in July 2012. The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value of HCC LLC. At the end of the two year revolving period the outstanding balance will amortize evenly at 5% in each of the following 16 consecutive quarters with the final 20% due at maturity in August 2017. The credit facility carried an interest rate of LIBOR + 7.00%, with a LIBOR floor of 1.50%, or the Prime rate + 4.75%.  The credit facility also had an unused line fee of 0.50% per year.  The Company paid an origination fee of 0.50% or $150.0 thousand at closing. The outstanding balance on the facility was $0 and $28.2 million as of June 30, 2013 and December 31, 2012, respectively.

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

Debt Maturities

The contractual obligations under the revolving credit facility as of June 30, 2013 and December 31, 2012 were as follows:

	As of	As of
	June 30, 2013	December 31, 2012

2013	$-	$1,411,333
2014	-	5,645,333
2015	-	5,645,333
2016	-	5,645,333
2017	-	9,879,334
Total	$-	$28,226,666

Debt Covenants

The credit facility contains financial and other covenants which, among other things, limit our ability to incur additional indebtedness, make investments or capital expenditures and effect mergers and acquisitions.  The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value (“NTAV”).  NTAV is calculated as the book value of our tangible properties and assets minus our total liabilities.  As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants.

	As of	As of
	June 30, 2013	December 31, 2012

Debt outstanding	$-	$28,226,666

NTAV	$90,393,830	$19,806,327

Debt/NTAV	0.00 : 1.00	1.43 : 1.00

Note 4.          Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to private small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest investments may vary from year to year as new investments are recorded and repaid. The Company’s five largest investments represented approximately 54.2% and 54.9% of total investments outstanding as of June 30, 2013 and December 31, 2012, respectively.  Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest investments accounted for approximately 43.7% and 85.8% of total loan interest and fee income for the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively. Interest income from the five largest investments accounted for approximately 43.0% and 81.6% of total loan interest and fee income for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively.

Note 5.          Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the three months and six months ended June 30, 2013.

			Proceeds net of any
		Offering price	underwriting and
	Shares Issued	per share, net	offering costs

Final pre-IPO capital call (1)	1,075,111	$13.70	$14,727,840
Initial public offering	3,400,000	14.63	49,690,000
Overallotment option	433,333	14.10	6,109,995
Dividend reinvestment plan	6,966	14.41	100,390
Total for the three and six months ended June 30, 2013 (1)	4,915,410	$14.37	$70,628,225

(1)	The shares issued for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 6.          Mezzanine Equity

Prior to the IPO, two employees of the Company’s adviser purchased and were issued equity interests in the Company.  Under certain circumstances prior to the IPO, if these two employees were no longer employed by the adviser, we could have been required to repurchase their equity.  Because of this potential liability, the equity for these two employees was treated as mezzanine equity.  If we had been required to repurchase this equity, the price would have been determined by the most recent net asset value as of their last day of employment. In conjunction with the Merger and IPO, the potential obligation of HCC LLC to repurchase these equity interests expired.

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

Revolving line of credit: The revolving line of credit is a Level 2 financial instrument with readily observable market inputs from other comparable credit facilities in the marketplace.  The Company believes the interest rate on the credit facility is comparable to what the Company would be offered by third party lenders and determined the fair value to approximate the amortized cost carrying value.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 or December 31, 2012.

There were no transfers amongst levels of the fair value hierarchy during the three months ended June 30, 2013 and the three months ended June 30, 2012. There were no transfers amongst levels of the fair value hierarchy during the six months ended June 30, 2013 and the six months ended June 30, 2012.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of June 30, 2013
	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,603,576	$41,317,624	$44,921,200
	$-	$3,603,576	$41,317,624	$44,921,200

	Fair Values as of December 31, 2012
	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,487,276	$38,024,042	$41,511,318
	$-	$3,487,276	$38,024,042	$41,511,318

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2013:

Type of Investment	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Input	Range			Weighted Average

Debt investments (1)	$38,502,499	Bond Yield	Risk adjusted discount factor	8.1%	-	16.7%	13.1%

		Market	EBITDA multiple	1.0x	-	9.3x	5.6x

		Income	Weighted average cost of capital	14.0%	-	20.0%	17.1%
			Expected principal recovery		100.0%		N/A

Equity investments (2)	$2,815,125	Market	EBITDA multiple	1.0x	-	9.3x	5.6x

		Income	Weighted average cost of capital	14.0%	-	20.0%	17.1%

(1)

In determining the fair value of our debt investments at June 30, 2013, we utilized the bond yield approach. We also utilized the results of the market and income approaches to confirm that the fair value of our debt investments were inside the enterprise value of the portfolio company.

(2)

In determining the fair value of our equity investments at June 30, 2013, we analyzed these investments using the income approach, in addition to the market approach, but settled on the market approach as determinative of fair market value.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Fair value of portfolio, beginning of period	$39,925,032	$8,198,534	$38,024,041	$3,902,100
New investments	5,500,000	9,012,500	6,600,000	13,387,500
Principal payments received	(4,445,085)	(500,000)	(4,488,214)	(500,000)
Loan origination fees received	(120,000)	(213,000)	(120,000)	(322,375)
Payment in kind interest earned	298,620	144,500	581,051	209,261
Accretion of deferred loan origination fees/discounts	108,772	22,470	215,610	32,960
Realized gains on investments	152,059	-	152,059	-
Unrealized appreciation (depreciation) on investments	(101,774)	(7,138)	353,077	(51,580)
Fair value of portfolio, end of period	$41,317,624	$16,657,866	$41,317,624	$16,657,866

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

Note 8:         Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser and is our lender under the secured revolving credit facility.  JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC registered investment adviser with approximately $882 million in alternative assets under management that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, our administrator that manages approximately $801 million in credit assets through its collateralized loan obligation. The shares of common stock of JMP Group Inc. are traded on the New York Stock Exchange (NYSE: JMP).

Harvest Capital Strategies LLC ("HCS") served as the investment adviser for HCC LLC under the investment advisory and management agreement until the IPO, which provided for management fees payable quarterly to the investment adviser at a rate of 2.0% per annum of the gross assets of HCC LLC. HCS agreed to waive the management fees payable to it by HCC LLC with respect to any assets acquired by HCC LLC prior to the IPO through the use of borrowings under the credit facility with JMP Group LLC until such time that the credit facility was repaid in full and terminated. The investment adviser also received an incentive fee based on performance. The terms of the incentive fee were the same as the post-IPO incentive fee except that it did not have the total return requirement that the post-IPO incentive fee has. Total management fee expense was $236,102 and $172,478 for the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively. Total management fee expense was $633,516 and $263,135 for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively. Accrued management fees were $0.6 million and $0.7 million as of June 30, 2013 and December 31, 2012, respectively.

In conjunction with the IPO, HCAP entered into a new investment advisory and management agreement to, among other things, have HCAP Advisors LLC, which is affiliated with HCS, replace HCS as our investment adviser. In addition, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts.  The first part is calculated and payable quarterly in arrears and equals 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter.  The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The post-IPO incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser has agreed to waive its incentive fees from the period beginning with our IPO through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (which we anticipate will be paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock that will be taken into account in connection with this determination will only include shares outstanding immediately after the IPO plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. If the Company had not entered into the waiver arrangement, it would have accrued an additional $19.2 thousand of incentive fee expense in the three and six month periods ended June 30, 2013. If the Company meets the 9% dividend hurdle at March 31, 2014, then its investment adviser will be entitled to such incentive fee and the Company will expense the additional $19.2 thousand of incentive fee expense at such time.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group, Inc.  The agreement provided that JMPCA would provide all of HCC LLC's administrative services including loan operations, accounting and recordkeeping and shareholders services.  JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement.  There was a $200,000 cap for reimbursement during the first twelve months of the agreement.  In conjunction with the IPO, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement are capped such that amounts payable to JMPCA will not exceed $275,000 during the first year of the term of the administration agreement. Total administrative services expense was $85,833 and $22,500 for the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively.  Total administrative services expense was $135,834 and $37,500 for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively. Accrued administrative services fees were $45,833 and $95,000 as of June 30, 2013 and December 31, 2012, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group, Inc., to serve as the placement agent for HCC LLC's offering of up to $30.0 million of capital commitments.  JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation.  Commission recorded by the Company during the three months ended June 30, 2013 and the three months ended June 30, 2012 owed to the related party in connection with securing capital commitments was $0 and $71,216, respectively. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP's IPO for which received an estimated $420,000 of compensation.

In connection with the Merger, the Company succeeded to all of the assets and liabilities of HCC LLC, including a potential obligation to pay HCS a capital gains incentive fee based on the net unrealized appreciation in HCC LLC's investment portfolio. An expense for the incentive fee in the amount of $0.5 million was accrued in HCC LLC's financial statements at the time of the Merger and, accordingly, reduced the value of HCC LCC in the Merger.The Company will only be obligated to pay a capital gains incentive fee on the acquired investment assets when and if such fee would have become payable under the terms of the investment advisory agreement that HCC LLC had entered into with HCS and irrespective of the 9% minimum dividend hurdle waiver discussed above. The right to receive such incentive fee, if any, was assigned by HCS to HCAP Advisors LLC after the Merger.

Note 9:         Commitments and Contingencies

At June 30, 2013, the Company had a total of $0.5 million in unfunded commitments comprised of one commitment to fund a delayed draw component of an investment that had not been fully drawn and expires on May 30, 2014.

Note 10:       Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were 2,033 and no potentially dilutive common shares issued as of June 30, 2013, and June 30, 2012, respectively.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2013 and June 30, 2012, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net increase in net assets resulting from operations	$1,206,672	$475,354	$2,486,926	$738,739
Weighted average shares outstanding (basic) (1)	4,245,594	757,667	2,717,632	616,592
Weighted average shares outstanding (diluted) (1)	4,247,627	757,667	2,719,665	616,592
Net increase in net assets resulting from operations per share (basic) (1)	$0.28	$0.63	$0.92	$1.20
Net increase in net assets resulting from operations per share (diluted) (1)	$0.28	$0.63	$0.91	$1.20

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 11:        Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2013 and June 30, 2012, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Per share data:
Net asset value at beginning of period	$17.29	$14.53	$16.89	$14.38
Net investment income	0.26	0.58	0.69	1.05
Realized gains on investments	0.04	-	0.06	-
Net unrealized appreciation (depreciation) on investments	(0.01)	0.05	0.17	0.15
Net increase in net assets from operations	17.58	15.16	17.81	15.58
Dividends/distributions declared	(0.42)	-	(0.95)	(0.30)
Shares issued pursant to Dividend Reinvestment Plan	(0.02)	-	(0.04)	-
Effect of shares issued, net of offering expenses	(2.29)	(0.03)	(1.97)	(0.15)
Net asset value at end of period	$14.85	$15.13	$14.85	$15.13
Net assets at end of period	90,393,830	15,422,003	90,393,830	15,422,003
Shares outstanding at end of period (1)	6,088,098	1,019,277	6,088,098	1,019,277

Ratios and Supplemental data:
Total return based on net asset value (2) (3)	- 7.11%	4.13%	- 0.83%	8.00%
Average Net Assets	$58,768,453	$11,869,408	$41,957,661	$9,526,565
Ratio of expenses to average Net assets (annualized)	5.41%	16.35%	8.66%	16.91%
Ratio of net investment income to average Net assets (annualized)	7.56%	14.81%	8.94%	13.56%

(1)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

(2)

The total return equals the change in the ending net asset value per share over the beginning of period net asset value per share plus dividends paid per share during the period, divided by the beginning net asset value per share.

(3)	The total return based on market value for the period from the IPO through June 30, 2013 was 1.20%. No market value data was available for the periods prior to the IPO.

Note 12:       Subsequent Events

Subsequent to June 30, 2013, the Company closed one debt investment in Infinite Aegis totaling $4.0 million.  In conjunction with the debt investment in Infinite Aegis, the Company also acquired warrants representing a 3% stake in the common equity of the portfolio company.

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

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering (“IPO”) on May 7, 2013 raising $51.0 million in gross proceeds.  On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the IPO underwriters' overallotment option. Immediately prior to the IPO, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of its 2,266,974 outstanding membership interests in connection with the merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements for periods prior to the IPO presented in this Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of Harvest Capital Credit LLC which are our historical financial statements as a result of the merger.

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the IPO and refer to HCAP for the periods after the IPO.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments.  We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues between $10 million and $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) between $2 million and $15 million.  We believe that transactions involving these size companies offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

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

Portfolio

Portfolio Composition

As of June 30, 2013, we had $44.9 million (at fair value) invested in 13 companies. As of June 30, 2013, our portfolio included approximately 38.7% of first lien debt, 55.1% of second lien debt and 6.2% of equity investments at fair value.

We completed 2012 with $41.5 million (at fair value) invested in 13 companies. As of December 31, 2012, our portfolio included approximately 25.8% of first lien debt, 68.0% of second lien debt, and 6.2% of equity investments at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with $2.0 million to $15.0 million of EBITDA) through first lien and second lien debt, often times with a corresponding equity investment component. The composition of our investments as of June 30, 2013 and December 31, 2012 was as follows:

	As of June 30, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value
Senior Secured	$17,322,379	$17,374,759	$10,720,959	$10,720,959
Junior Secured	24,135,800	24,731,316	27,886,467	28,213,321
Equity	1,046,288	2,815,125	946,288	2,577,038
Total Investments	$42,504,467	$44,921,200	$39,553,714	$41,511,318

At June 30, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.2 million and $3.2 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.5 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $3.0 million and $3.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively.

At June 30, 2013, 31.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 68.1% bore interest at fixed rates. At December 31, 2012, 33.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 66.4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of June 30, 2013 and December 31, 2012 was approximately 17.5% and 17.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount.

Investment Activity

During the three months ended June 30, 2013, we advanced an additional $0.5 million under a line of credit facility in one of our existing portfolio companies and a $5.0 million investment in one new portfolio company. During the three months ended June 30, 2012, we made $9.0 million of investments in 2 new portfolio companies.

During the six months ended June 30, 2013, we advanced an additional $1.5 million under a line of credit facility in one of our existing portfolio companies and a $5.0 million investment in one new portfolio company. During the six months ended June 30, 2012, we made $15.4 million of investments in 4 new portfolio companies.

During the three months ended June 30, 2013, we received a $4.2 million payoff at par and a $0.1 million exit fee for one portfolio company investment. Additionally, we received $43.1 thousand in principal repayments due to amortization or prepayments. During the three months ended June 30, 2012, we received $0.5 million in principal proceeds from prepayments of one of our investments.

During the six months ended June 30, 2013, we received a $4.2 million payoff at par and a $0.1 million exit fee for one portfolio investment and $0.1 million in principal repayments due to amortization. During the six months ended June 30, 2012, we received $0.5 million in principal proceeds from prepayments of one of our investments.

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

The following table shows the investment rankings of our investments at fair value:

	As of June 30, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$16.6	39.3%	4	$10.2	24.6%	2
2	25.5	60.7%	9	31.3	75.4%	11
3	—	—	—	—	—	—
4	—	—	—	—	—	—
5	—	—	—	—	—	—
	$42.1	100.0%	13	$41.5	100%	13

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of June 30, 2013 and December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

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

Investment income for the three months ended June 30, 2013 totaled $1.9 million compared to investment income of $0.9 million for the three months ended June 30, 2012. Investment income in both periods is comprised of interest income and fees earned on the investment portfolio. The increase in investment income in the three months ended June 30, 2013 is attributable to a larger investment portfolio during the period as compared to the three months ended June 30, 2012.

Investment income for the six months ended June 30, 2013 totaled $3.7 million compared to investment income of $1.5 million for the six months ended June 30, 2012. Investment income in both periods is comprised of interest income and fees earned on the investment portfolio. The increase in investment income in the six months ended June 30, 2013 is attributable to a larger investment portfolio during the period as compared to the six months ended June 30, 2012.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $0.6 million for the three months ended June 30, 2013 compared to $0.2 million for the three months ended June 30, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, fees related to the credit facility with JMP Group LLC, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

Operating expenses totaled $1.1 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, fees related to the credit facility with JMP Group LLC, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the three months and six months ended June 30, 2013 was $169.7 thousand and $247.1 thousand compared to $53.6 thousand and $78.5 thousand for the three and six months ended June 30, 2012. Incentive management fees for the three and six months ended June 30, 2013 were $66.4 thousand and $386.4 thousand compared to $118.8 thousand and $184.7 thousand for the three and six months ended June 30, 2012. The decrease in incentive fees is due to us not exceeding the incentive fee hurdle for the period of time following our IPO through the end of the quarter.  The hurdle was not met due to the large amount of equity capital raised in the IPO but yet to be invested. Other operating expenses included reimbursement under the administrative services agreement and general and administrative expenses such as legal, accounting and valuation expenses.

Our historical expense structure changed as a result of the completion of our IPO as follows:

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

●

Our investment adviser has agreed to permanently waive all or such portion of the incentive fee that it would otherwise collect from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our IPO through March 31, 2014. The 9% dividend hurdle will be based upon our IPO price of $15 times the number of shares of our common stock currently outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense for the quarter ended June 30, 2013 totaled $66 thousand. All of this, however, related to our performance prior to our May 2, 2013 IPO and, as a result, was not subject to the waiver. If we had not entered into the waiver arrangement, we would have accrued an additional $19 thousand of incentive fee expense in the three and six month periods ended June 30, 2013. If we meet the 9% dividend hurdle at March 31, 2014, then our investment adviser will be entitled to such incentive fee and we will expense such additional amount at that time.

●

Only a portion of the 2013 periods (i.e., from May 2, 2013, the date of our IPO, to June 30, 2013) reflect the change in our historical expense structure for the items noted above as well as our operations as a public company. As a result, the full impact of such changes will be more evident in future periods.

Net Investment Income

For the three months and six months ended June 30, 2013, net investment income was $1.1 million and $1.9 million, respectively, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, net investment income per share was $0.26 and $0.69 compared to $0.58 and $1.05 for the three months and six months ended June 30, 2012, respectively.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized $152.1 thousand in realized gains on our investments during the three and six months ended June 30, 2013. We did not recognize any realized gains or losses on our investments in the three and six months ended June 30, 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(56.2) thousand and $459.1 thousand for the three and six months ended June 30, 2013 and $35.8 thousand and $92.8 thousand for the three and six months ended June 30, 2012.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.2 million and $2.5 million for the three and six months ended June 30, 2013 and $0.5 million and $0.7 million for the three and six months ended June 30, 2012. The increased amount in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily reflects the increase in net investment income, the realized gains on investments and the increase in unrealized appreciation (depreciation), described above.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $1.4 million and $13.9 million for the six months ended June 30, 2013 and 2012, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $39.7 million and $12.3 million, respectively, for six months ended June 30, 2013 and 2012. Our financing activity proceeds for the six months ended June 30, 2013 were primarily in connection with proceeds received from our IPO, partially offset by pay downs on our credit facility with JMP Group LLC. Our financing activity proceeds for the six months ended June 30, 2012 were primarily in connection with proceeds received from our pre-IPO private offering of equity securities.

Our liquidity and capital resources are derived from the credit facility with JMP Group LLC, proceeds received from our IPO, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2013, we were in compliance with this requirement.  Prior to our IPO we were not in compliance with this requirement, but we used the proceeds from the IPO to pay down the outstanding balance under the credit facility with JMP Group LLC and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of June 30, 2013 and December 31, 2012, we had cash of $46.0 million and $7.6 million, respectively.

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

 On March 25, 2013, we entered into an amendment to the credit facility with JMP Group LLC, whereby, upon completing our IPO (which closed on May 7, 2013) and satisfaction of certain other closing conditions, we have secured a revolving credit facility with JMP Group LLC on the same or substantially similar terms as the initial credit facility entered into between JMP Group LLC and Harvest Capital Credit LLC.  Each loan origination under this credit facility is subject to the satisfaction of certain conditions. This secured revolving credit facility provides, subject to certain conditions and limitations, up to an aggregate of $50 million of revolving borrowings until April 1, 2014, but that amount may be reduced by us unilaterally upon giving notice to JMP Group LLC. After April 1, 2014, the amount outstanding thereunder becomes a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility bear interest at an annual rate equal to either (i) LIBOR + 4.50%, or (ii) the Prime Rate + 2.25%, at our election and subject to increases during a default under the credit facility.

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

In addition to securing the amended credit facility with JMP Group LLC, we are in negotiations with a third party lender to replace the revolving credit facility with JMP Group LLC. There can be no assurance that we will be able to complete this financing transaction or any other financing transaction.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2013, our only off-balance sheet arrangement consisted of a $0.5 million unfunded commitment to provide debt financing to one of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $3.5 million of unfunded commitments to provide debt financing to two of our portfolio companies.

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

To qualify as a RIC, the Company is required to meet certain income and asset diversification test in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution.  As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three and six months ended June 30, 2013, five of our loans or 31.9% of the fair value of our portfolio bore interest at floating rates. Two of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three and six months ended June 30, 2012, four loans or 45.5% of the fair value of the portfolio bore interest at floating rates. Three of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

 Item 4.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our final prospectus dated May 2, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

In addition, we issued a total of 6,966 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under our DRIP was approximately $100,390.

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
Dated: August 13, 2013

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