Form 10-Q
period 2013-09-30
Harvest Capital Credit Corp
filed 2013-11-12
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of November [ ], 2013 was 6,120,076.

HARVEST CAPITAL CREDIT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

Harvest Capital Credit Corporation

Statements of Assets and Liabilities

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $47,704,894 @ 9/30/13 and $37,637,558 @ 12/31/12)	$50,173,062	$39,595,162
Affiliated investments, at fair value (cost of $1,987,525 @ 9/30/13 and $1,916,156 @ 12/31/12)	1,575,951	1,916,156
Total investments, at fair value (cost of $49,692,419 @ 9/30/13 and $39,553,714 @ 12/31/12)	51,749,013	41,511,318

Cash	38,804,740	7,639,801
Interest receivable	322,570	166,592
Accounts receivable - other	48,073	-
Deferred financing costs	221,303	180,786
Other assets	305,542	246,541
Total assets	$91,451,241	$49,745,038

LIABILITIES:
Revolving line of credit - related party	$-	$28,226,666
Accrued interest payable - related party	63,194	304,293
Accounts payable and accrued expenses	1,273,915	1,231,006
Other liabilities	323,316	15,971
Total liabilities	1,660,425	29,777,936

Commitments and contingencies (Note 9)

Mezzanine equity	-	160,775

NET ASSETS:
Common stock, 100,000,000 shares authorized, and 6,111,961 issued and outstanding @ 9/30/13 and 1,172,688 issued and outstanding @ 12/31/12	6,112	17,266,955
Capital in excess of common stock	87,728,108	581,768
Net unrealized appreciation on investments	2,056,596	1,957,604
Total net assets	89,790,816	19,806,327
Total liabilities and net assets	$91,451,241	$49,745,038

Common stock issued and outstanding (1)	6,111,961	1,172,688

Net asset value per common share	$14.69	$16.89

(1)	All shares issued prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Statements of Operations (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,565,699	$844,352	$4,340,757	$2,001,215
Cash - affiliated investments	56,210	-	165,554	-
PIK - non-affiliated/non-control investments	242,865	130,306	795,702	339,567
PIK - affiliated investments	14,396	-	42,611	-
Fee amortization, net	172,385	42,637	550,950	87,921
Total interest income	2,051,555	1,017,295	5,895,574	2,428,703
Other income	-	-	-	40,000
Total investment income	2,051,555	1,017,295	5,895,574	2,468,703

Expenses:
Interest expense - revolving line of credit	-	183,705	627,568	568,466
Interest expense - unused line of credit	63,889	26,852	115,360	68,766
Interest expense - deferred financing costs	10,882	9,243	35,786	27,142
Total interest expense	74,771	219,800	778,714	664,374

General and administrative	265,492	31,721	608,416	91,947
Base management fees	250,048	78,259	497,120	156,710
Incentive management fees	(83,264)	448,344	303,179	633,028
Administrative services expense	70,417	30,000	206,250	67,500
Total expenses	577,464	808,124	2,393,679	1,613,559

Net investment income	1,474,091	209,171	3,501,895	855,144

Net change in unrealized (depreciation) appreciation on investments	(360,137)	1,584,207	98,991	1,676,972
Total net unrealized (losses) gains on investments	(360,137)	1,584,207	98,991	1,676,972

Net increase in net assets resulting from operations	$1,113,954	$1,793,378	$3,600,886	$2,532,116

Net increase in net assets resulting from operations per share (basic and diluted)	$0.18	$1.70	$0.93	$3.31
Weighted average shares outstanding (basic) (1)	6,097,708	1,057,662	3,856,705	764,689
Weighted average shares outstanding (diluted) (1)	6,098,160	1,057,662	3,857,157	764,689

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Statements of Changes in Net Assets (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

Increase in net assets from operations:
Net investment income	$3,501,895	$855,144
Net change in unrealized appreciation on investments	98,991	1,676,972
Net increase in net assets resulting from operations	3,600,886	2,532,116

Distributions to shareholders (1)	(4,745,817)	(633,318)

Capital share transactions:
Issuance of common shares (net of offering costs of $798,667 for 2013 and offering costs and sales commissions of $39,871 and $130,751, respectively for 2012)	70,527,832	9,837,962
Conversion of mezzanine equity to common shares	160,775	-
Reinvestment of dividends	440,813	-
Net increase in net assets from capital share transactions	71,129,420	9,837,962

Total increase in net assets	69,984,489	11,736,760
Net assets at beginning of period	19,806,327	5,708,063

Net assets at end of period	$89,790,816	$17,444,823

Capital share activity (common shares):
Shares sold (2)	4,918,788	661,624
Conversion of mezzanine shares to common shares (2)	20,485	-
Net increase in capital share activity (common shares)	4,939,273	661,624

Capital share activity (mezzanine equity):
Shares sold (2)	9,763	7,288
Conversion of mezzanine shares to common shares (2)	(20,485)	-
Net (decrease) increase in capital share activity (mezzanine equity)	(10,722)	7,288

(1)	Distributions were comprised of $4,745,817 from net investment income. Of the $4,745,817 distributions made during the nine months ended September 30, 2013, $816,229 were for Q4 2012 earnings.

(2)	The shares outstanding for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See Notes to Unaudited Financial Statements.

HARVEST CAPITAL CREDIT CORPORATION

Statements of Cash Flows (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,600,886	$2,532,116
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(838,313)	(339,567)
Net unrealized appreciation of investments	(98,991)	(1,676,972)
Accretion of deferred loan fees	(549,235)	(86,917)
Amortization of deferred debt issuance costs	35,786	27,142
Purchase of investments	(15,782,495)	(18,331,625)
Proceeds from principal payments	7,031,339	500,000
Changes in operating assets and liabilities
Increase in interest receivable	(155,978)	(138,749)
Increase in accounts receivable - other	(107,074)	(1,009)
(Decrease) increase in accrued interest payable	(241,099)	110,969
Increase in accounts payable and other liabilities	350,254	381,329

Net cash used in operating activities	(6,754,920)	(17,023,283)

Cash flows from financing activities:
Borrowings on revolving credit facility	2,000,000	12,100,000
Repayment of borrowings on revolving credit facility	(30,226,666)	(6,500,000)
Proceeds from the issuance of common shares	71,240,941	9,877,834
Offering expenses from the issuance of common shares	(798,667)	-
Issuance of mezzanine equity	134,225	110,375
Return of capital	-	(91,545)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $440,813 and $0, respectively)	(4,305,004)	(633,318)
Payment of deferred financing costs	(124,970)	(11,609)

Net cash provided by financing activities	37,919,859	14,851,737

Net increase (decrease) in cash during the period	31,164,939	(2,171,546)

Cash at beginning of period	7,639,801	2,756,475

Cash at end of period	$38,804,740	$584,929

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$440,813	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$984,027	$526,262

See Notes to Unaudited Financial Statements.

Harvest Capital Credit Corporation

Schedule of Investments

(as of September 30, 2013)

(unaudited)

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.8%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,742,767	$1,586,011	$1,575,951
	(15.98%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			250,000	-
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	-
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				1,987,525	1,575,951

Investments in Non-controlled, Non-affiliated Portfolio Companies

Hand Tool Manufacturing

Rostra Tool Company (5.2%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,679,240	4,618,570	4,651,319
	(17.00%, Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	57,000
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (5.8%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,393,351	3,254,830	3,393,350
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	1,776,713
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3.4%)*	Senior Secured Term Loan, due 11/02/2015	11/1/2012	3,084,383	3,030,554	3,084,383
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.8%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,220,090	4,120,152	4,220,090
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	48,212
	(2.0% of fully diluted common equity)

Novelty Shops

Peekay Acquisition, LLC (Christals) (2.2%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,737,494	1,954,298
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	-
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	-
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.3%)*	Senior Secured Term Loan, due 9/30/2016	9/30/2013	1,250,000	1,200,000	1,200,000
	(15.00% Cash)

Pawn Retail Outlets

Pawn Plus, Inc. (4.2%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,959,668	3,723,449	3,723,449
	(17.00%, Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	69,000
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.5%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,047,447	4,941,748	4,941,748
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,534,535	1,544,828
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (4.7%)*	Junior Secured Subordinated Debt, due 09/15/2018	9/16/2013	4,300,000	3,434,439	3,434,439
	(13.00% Cash)

	Royalty Security			758,061	758,061

Safety Consulting Services

Safety Services Acquisition Corp. (6.3%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,536,653	5,465,090	5,536,653
	(15.00%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	108,386
	(0.65% of fully diluted common equity)

Software Publishing

Blackboard Inc. (2.3%)*	Junior Secured Term Loan, due 04/04/2019	11/8/2011	2,000,000	1,833,635	2,060,000
	(11.50%; LIBOR + 10.00% with 1.50% LIBOR floor)

Optimal Blue (4.1%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/28/2012	3,554,138	3,490,542	3,554,138
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	139,974
	(0.38% of fully diluted common equity)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (4.4%)*	Senior Secured Term Loan, due 7/31/2017	8/2/2013	4,000,000	3,839,499	3,839,499
	(15.19%; LIBOR + 15.00% with no floor)

	Common Equity Warrants			77,522	77,522
	(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				47,704,894	50,173,062

Total Investments as of September 30, 2013 (57.7%)*				$49,692,419	$51,749,013

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc. and WBL SPE I, LLC, are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

Harvest Capital Credit Corporation

Schedule of Investments

(as of December 31, 2012)

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

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc. and WBL SPE I, LLC, are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

(2) JD Norman was in default of two technical covenants as of December 31, 2012 resulting in the accrual of interest at the default rate, which is presented above. The non-default interest rate is 16.00% (12.50% Cash/3.50% PIK). As of December 31, 2012, however, the company was performing and was held on accrual status. The investment paid off at par in June 2013.

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

The Company accrues interest income if it expects that ultimately it will be able to collect it.  Generally, when an interest payment default occurs on a loan in the portfolio, in which interest has not been paid for greater than 90 days, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible.

However, the Company remains contractually entitled to this interest.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated.

For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible, including if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discounts that initially represent the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and market discounts or premiums - are accreted or amortized using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. We suspend the accretion of interest income for any loans or debt securities placed on non-accrual status. We may also collect other prepayment premiums on loans. These prepayment premiums are recorded as interest income as earned. Dividend income, if any, will be recognized on the ex-dividend date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method.  We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.  We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees.  The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. In its Form 10-Q for the period ended June 30, 2013, the Company had presented acceleration of unamortized deferred fees of $152.1 thousand as realized gain. This amount is now presented as interest income. This amount is not material to the current or previous quarter financial statements.

Classification of Investments

We classify our investments by level of control.  As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company.  Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company.  Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more, but less than 25%, of the outstanding voting securities of another person.  Fourteen of the Company’s investments were classified as non-control/non-affiliated investments as of September 30, 2013 and twelve of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2012.  One of the Company’s investments was classified as affiliated as of September 30, 2013 and December 31, 2012, respectively.

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

Fair value for each investment will be derived using a combination of valuation methodologies that, in the judgment of our management, are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which our management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) market approach (enterprise value), (iv) income approach (discounted cash flow analysis) or the (v) bond yield approach.

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

In most cases we use the bond yield approach for valuing our level 3 debt investments, as long as we deem this method appropriate.  This approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to ours, in order to assess what the range of effective market interest rates would be for our investment if it were being made on or near the valuation date.  Then all of the remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

The fair value of equity securities, including warrants, in portfolio companies oftentimes considers the market approach, which applies market valuation multiples of publicly-traded firms or recently acquired private firms engaged in businesses similar to those of the portfolio companies.  This approach to determining the fair value of a portfolio company’s equity security will typically involve: (1) applying to the portfolio company’s trailing twelve month EBITDA (earnings before interest, taxes, depreciation and amortization) a range of enterprise value to EBITDA multiples that are derived from an analysis of comparable companies, in order to arrive at a range of enterprise values for the portfolio company; then (2) subtracting from the range of enterprise values balances of any debt or equity securities that rank senior to our equity securities; and (3) multiplying the range of equity values by the Company’s ownership share of such equity to determine a range of fair values for the Company’s equity investment.

We also use the income approach, which discounts a portfolio company’s expected future cash flows to determine its net present enterprise value.  The discount rate used is based upon the company’s weighted average cost of capital, which is determined by blending the cost of the company’s various debt instruments and its estimated cost of equity capital.  The cost of equity capital is estimated based upon our market knowledge and discussions with private equity sponsors.

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

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs and deferred equity offering costs.  The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the credit facility. The deferred equity offering costs consist of legal fees and other costs incurred by the Company in conjunction with raising external capital and are recognized as an asset and recorded as a reduction to contributed capital when the Company raises equity.  The balance of deferred financing costs as of September 30, 2013 and December 31, 2012 was $221,303, and $180,786, respectively. The balance as of September 30, 2013 of $221,303 relates to deferred debt issuance costs. The balance as of December 31, 2012 of $180,786 is comprised of $132,119 which relates to deferred debt issuance costs and $48,667, which relates to deferred equity offering costs. The amortization expense relating to deferred debt issuance costs during the three months ended September 30, 2013 and the three months ended September 30, 2012 was $10,882 and $9,243, respectively. The amortization expense relating to deferred debt issuance costs during the nine months ended September 30, 2013 and the nine months ended September 30, 2012 was $35,786 and $27,142, respectively. The amount recorded as a reduction to contributed capital related to deferred equity offering costs during the three months ended September 30, 2013 and the three months ended September 30, 2012 was $0 and $4,272, respectively. The amount recorded as a reduction to contributed capital related to deferred equity offering costs during the nine months ended September 30, 2013 and the nine months ended September 30, 2012 was $48,667 and $39,871, respectively.

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

During the quarter ended September 30, 2013, the Company declared a distribution of $0.34 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based on its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities.  Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities.  The Company recognizes the financial statement benefit of a tax position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of September 30, 2013. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011 and 2012 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011 and 2012 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

Note 3.          Borrowings

HCC LLC entered into a 6 year, $30.0 million credit facility on August 24, 2011 with JMP Group LLC. The credit facility has a two year revolving period with maximum outstanding amounts that began at $20 million and increased at a rate of $2.5 million per quarter thereafter until the maximum outstanding amount available reached $30.0 million in July 2012. The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value of HCC LLC. At the end of the two year revolving period the outstanding balance will amortize evenly at 5% in each of the following 16 consecutive quarters with the final 20% due at maturity in August 2017. The credit facility carried an interest rate of LIBOR + 7.00%, with a LIBOR floor of 1.50%, or the Prime rate + 4.75%.  The credit facility also had an unused line fee of 0.50% per year.  The Company paid an origination fee of 0.50% or $150.0 thousand at closing. The outstanding balance on the facility was $0 and $28.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

See the Subsequent Events section below regarding the Company’s recent termination of the credit facility with JMP Group LLC and entry into a new senior secured revolving credit facility with CapitalSource Bank and City National Bank.

Debt Maturities

The contractual obligations under the revolving credit facility as of September 30, 2013 and December 31, 2012 were as follows:

	As of	As of
	September 30, 2013	December 31, 2012

2013	$-	$1,411,333
2014	-	5,645,333
2015	-	5,645,333
2016	-	5,645,333
2017	-	9,879,334
Total	$-	$28,226,666

Debt Covenants

The credit facility contains financial and other covenants which, among other things, limit our ability to incur additional indebtedness, make investments or capital expenditures and effect mergers and acquisitions.  The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value (“NTAV”).  NTAV is calculated as the book value of our tangible properties and assets minus our total liabilities.  As of September 30, 2013 and December 31, 2012, we were in compliance with all covenants.

	As of			As of
	September 30, 2013			December 31, 2012

Debt outstanding	$-			$28,226,666

NTAV	$89,790,816			$19,806,327

Debt/NTAV	0.00	:	1.00	1.43	:	1.00

Note 4.          Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 47.3% and 54.9% of total debt investments outstanding as of September 30, 2013 and December 31, 2012, respectively.  Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 43.9% and 79.5% of total loan interest and fee income for the three months ended September 30, 2013 and the three months ended September 30, 2012, respectively. Interest income from the five largest debt investments accounted for approximately 34.7% and 74.7% of total loan interest and fee income for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

Note 5.          Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the three months and nine months ended September 30, 2013.

	Shares Issued	Price per share	Proceeds

Dividend reinvestment plan	23,863	$14.27	$340,423
Total for the three months ended September 30, 2013	23,863	$14.27	$340,423

			Proceeds net of
		Offering price	underwriting and
	Shares Issued	per share	offering costs

Final pre-IPO capital call (1)	1,075,111	$13.70	$14,727,840
Initial public offering	3,400,000	14.63	49,690,000
Overallotment option	433,333	14.10	6,109,995
Dividend reinvestment plan	30,829	14.30	440,813
Total for the nine months ended September 30, 2013	4,939,273	$14.37	$70,968,648

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

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2013 and December 31, 2012, unfunded commitments totaled $4.3 million and $3.5 million, respectively and their estimated fair values on such dates were $4.1 million and $3.4 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 or December 31, 2012.

There was one transfer of a debt investment amongst levels of the fair value hierarchy during the three months ended September 30, 2013 due to a lack of quoted market prices available from market makers for the financial instrument and no transfers amongst levels of the fair value hierarchy during the three months ended September 30, 2012. There was one transfer of a debt investment amongst levels of the fair value hierarchy during the nine months ended September 30, 2013 due to a lack of quoted market prices available from market makers for the financial instrument and no transfers amongst levels of the fair value hierarchy during the nine months ended September 30, 2012.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of September 30, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$2,060,000	$49,689,013	$51,749,013
	$-	$2,060,000	$49,689,013	$51,749,013

	Fair Values as of December 31, 2012

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,487,276	$38,024,042	$41,511,318
	$-	$3,487,276	$38,024,042	$41,511,318

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2013:

Type of Investment	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Input	Range			Weighted Average

Debt investments (1)	$46,654,145	Bond Yield	Risk adjusted discount factor	5.7%	-	22.8%	13.9%

		Market	EBITDA multiple	1.9x	-	9.3x	5.8x

		Income	Weighted average cost of capital	13.0%	-	20.0%	16.5%
			Expected principal recovery		100.0%		N/A

Equity investments (2)	$2,276,807	Market	EBITDA multiple	1.9x	-	9.3x	5.8x

		Income	Weighted average cost of capital	13.0%	-	20.0%	16.5%

Other investments (3)	$758,061	Bond Yield	Risk adjusted discount factor		21.0%		21.0%

(1)

In determining the fair value of our debt investments at September 30, 2013, we utilized the bond yield approach. We also utilized the results of the market and income approaches to confirm that the fair value of our debt investments were inside the enterprise value of the portfolio company.

(2)

In determining the fair value of our equity investments at September 30, 2013, we analyzed these investments using the income approach, in addition to the market approach, but settled on the market approach as determinative of fair market value.

(3)	In determining the fair value of our royalty security at September 30, 2013, we utilized the bond yield approach and the specific provisions contained in the royalty security agreement.

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

During the third quarter of 2013, the Company acquired a royalty security in one of its existing debt investments. This security allows the Company to earn a percentage of the future revenue growth in the portfolio company. When estimating the fair value of its royalty security, the Company utilizes the bond yield technique and the specific provisions contained in the royalty security agreement. The determination of the fair value utilizing the specific provisions contained in the royalty security agreement is not a significant component of the Company’s valuation process.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Fair value of portfolio, beginning of period	$41,317,624	$16,657,866	$38,024,041	$3,902,100
New investments	10,385,583	3,656,250	16,985,583	17,031,250
Principal payments received	(2,543,125)	-	(7,031,339)	(500,000)
Loan origination fees received	(1,083,084)	(309,750)	(1,203,084)	(619,625)
Payment in kind interest earned	257,261	130,306	838,312	339,567
Accretion of deferred loan origination fees/discounts	165,927	35,144	533,596	68,104
Transfer from level 2	1,544,828	-	1,544,828	-
Unrealized (depreciation) appreciation on investments	(356,001)	1,542,369	(2,924)	1,490,789
Fair value of portfolio, end of period	$49,689,013	$21,712,185	$49,689,013	$21,712,185

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

Note 8:         Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc., a full-service investment banking and asset management firm. JMP Group Inc., through a subsidiary, currently holds an equity interest in us and our investment adviser and is our lender under the secured revolving credit facility.  JMP Group Inc. conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC registered investment adviser with approximately $882 million in alternative assets under management that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC manages approximately $801 million in credit assets of collateralized loan obligation funds. The shares of common stock of JMP Group Inc. are traded on the New York Stock Exchange (NYSE: JMP).

HCC LLC entered into a 6 year, $30.0 million credit facility on August 24, 2011 with JMP Group LLC. The credit facility has a two year revolving period with maximum outstanding amounts that began at $20 million and increased at a rate of $2.5 million per quarter thereafter until the maximum outstanding amount available reached $30.0 million in July 2012. The maximum amount outstanding is also limited by a covenant which restricts borrowings to be less than 2.0 times the Net Tangible Asset Value of HCC LLC. At the end of the two year revolving period the outstanding balance will amortize evenly at 5% in each of the following 16 consecutive quarters with the final 20% due at maturity in August 2017. The credit facility carried an interest rate of LIBOR + 7.00%, with a LIBOR floor of 1.50%, or the Prime rate +4.75%. The credit facility also had an unused line fee of 0.50% per year. The Company paid an origination fee of 0.50% or $150.0 thousand at closing. The outstanding balance on the facility was $0 and $28.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

Until the IPO, Harvest Capital Strategies LLC ("HCS") served as the investment adviser for HCC LLC under the investment advisory and management agreement, which provided for management fees payable quarterly to the investment adviser at a rate of 2.0% per annum of the gross assets of HCC LLC. HCS agreed to waive the management fees payable to it by HCC LLC with respect to any assets acquired by HCC LLC prior to the IPO through the use of borrowings under the credit facility with JMP Group LLC until such time that the credit facility was repaid in full and terminated. The investment adviser also received an incentive fee based on performance. The terms of the incentive fee were the same as the post-IPO incentive fee except that it did not have the total return requirement that the post-IPO incentive fee has. Total management fee expense was $166,784 and $526,603 for the three months ended September 30, 2013 and the three months ended September 30, 2012, respectively. Total management fee expense was $800,299 and $789,738 for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Accrued management fees were $0.7 million and $0.7 million as of September 30, 2013 and December 31, 2012, respectively.

In conjunction with the IPO, HCAP entered into a new investment advisory and management agreement to, among other things, have HCAP Advisors LLC, which is affiliated with HCS, replace HCS as our investment adviser. Under the new investment advisory and management agreement, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts.  The first part is calculated and payable quarterly in arrears and equals 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter.  The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The post-IPO incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser has agreed to waive its incentive fees from the period beginning with our IPO through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (which we anticipate will be paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock that will be taken into account in connection with this determination will only include shares outstanding immediately after the IPO plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. During the period from the IPO through the end of the third quarter of 2013, the Company had net unrealized depreciation of $0.4 million. As a result of the net unrealized depreciation and not exceeding the income incentive fee hurdle for the period of time following our IPO through the end of the third quarter of 2013, the Company reduced the accrued incentive fee payable by $83.3 thousand or 20% of the net cumulative unrealized depreciation since the IPO.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group Inc.  The agreement provided that JMPCA would provide all of HCC LLC's administrative services including loan operations, accounting and recordkeeping and shareholders services.  JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement.  There was a $200,000 cap for reimbursement during the first twelve months of the agreement.  In conjunction with the IPO, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement are capped such that amounts payable to JMPCA will not exceed $275,000 during the first year of the term of the administration agreement. Total administrative services expense was $70,417 and $30,000 for the three months ended September 30, 2013 and the three months ended September 30, 2012, respectively.  Total administrative services expense was $206,250 and $67,500 for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Accrued administrative services fees were $116,250 and $95,000 as of September 30, 2013 and December 31, 2012, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC's offering of up to $30.0 million of capital commitments.  JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation.  Commission recorded by the Company during the three months ended September 30, 2013 and the three months ended September 30, 2012 owed to the related party in connection with securing capital commitments was $0 and $14,715, respectively. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP's IPO for which it received an estimated $420,000 of compensation.

In connection with the Merger, the Company succeeded to all of the assets and liabilities of HCC LLC, including a potential obligation to pay HCS a capital gains incentive fee based on the net unrealized appreciation in HCC LLC's investment portfolio. An expense for the incentive fee in the amount of $0.5 million was accrued in HCC LLC's financial statements at the time of the Merger and, accordingly, reduced the value of HCC LCC in the Merger. The Company will only be obligated to pay a capital gains incentive fee on the acquired investment assets when and if such fee would have become payable under the terms of the investment advisory agreement that HCC LLC had entered into with HCS and irrespective of the 9% minimum dividend hurdle waiver discussed above. The right to receive such incentive fee, if any, was assigned by HCS to HCAP Advisors LLC after the Merger.

Note 9:         Commitments and Contingencies

At September 30, 2013, the Company had a total of $4.3 million in unfunded commitments comprised of $3.8 million and $0.5 million of delayed draws that had not been fully drawn and expire on December 31, 2014 and May 30, 2014, respectively.

Note 10:       Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were 452 and no potentially dilutive common shares issued as of September 30, 2013, and September 30, 2012, respectively.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net increase in net assets resulting from operations	$1,113,954	$1,793,378	$3,600,886	$2,532,116
Weighted average shares outstanding (basic) (1)	6,097,708	1,057,662	3,856,705	764,689
Weighted average shares outstanding (diluted) (1)	6,098,160	1,057,662	3,857,157	764,689
Net increase in net assets resulting from operations per share (basic and diluted) (1)	$0.18	$1.70	$0.93	$3.31

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 11:        Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2013 and September 30, 2012, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Per share data:
Net asset value at beginning of period	$14.85	$15.13	$16.89	$14.38
Net investment income	0.24	0.20	0.91	1.12
Net unrealized (depreciation) appreciation on investments	(0.06)	1.50	0.03	2.19
Net increase in net assets from operations	15.03	16.83	17.83	17.69
Dividends/distributions declared	(0.28)	(0.42)	(1.12)	(0.83)
Shares issued pursant to Dividend Reinvestment Plan	(0.06)	-	(0.11)	-
Effect of shares issued, net of offering expenses	-	(0.05)	(1.91)	(0.50)
Net asset value at end of period	$14.69	$16.36	$14.69	$16.36
Net assets at end of period	89,790,816	17,444,823	89,790,816	17,444,823
Shares outstanding at end of period (1)	6,111,961	1,066,620	6,111,961	1,066,620

Ratios and Supplemental data:
Total Return (2) (3)	1.20%	10.91%	-5.74%	19.54%
Average Net Assets	$90,133,783	$16,165,972	$56,384,493	$11,592,784
Ratio of expenses to average Net assets (annualized)	2.56%	20.00%	5.66%	18.56%
Ratio of net investment income to average Net assets (annualized)	6.54%	5.18%	8.28%	9.84%

(1)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

(2)

The total return equals the change in the ending net asset value per share over the beginning of period net asset value per share plus dividends per share during the period, divided by the beginning net asset value per share.

(3)

The total return based on market value for the three months ended September 30, 2013 and the period from the IPO through September 30, 2013 was 1.77% and 2.98%, respectively. No market value data was available for the periods prior to the IPO.

Note 12:       Subsequent Events

On October 4, 2013, the Company closed on a debt investment in PD Products totaling $5.0 million.

On October 8, 2013, the Company closed on a debt investment in Arsloane (Pitney Bowes) totaling $4.5 million.

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “New Credit Facility”). The New Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and a maturity date that expires on October 29, 2018. Advances under the New Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the New Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.

On October 29, 2013, the Company terminated its senior secured revolving credit facility with JMP Group LLC in conjunction with securing and entering into the New Credit Facility described above.

On October 29, 2013, the Company received a $2.0 million payoff at par for its Blackboard portfolio investment. On October 30, 2013, the Company funded an add-on debt investment in one of its existing portfolio companies, CRS Reprocessing, totaling $3.0 million.

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

Portfolio

Portfolio Composition

As of September 30, 2013, we had $51.7 million (at fair value) invested in 15 companies. As of September 30, 2013, our portfolio included approximately 39.3% of first lien debt, 54.9% of second lien debt, 4.4% of equity investments and 1.4% of a royalty security at fair value.

We completed 2012 with $41.5 million (at fair value) invested in 13 companies. As of December 31, 2012, our portfolio included approximately 25.8% of first lien debt, 68.0% of second lien debt, and 6.2% of equity investments at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with $2.0 million to $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of September 30, 2013 and December 31, 2012 was as follows:

	As of September 30, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$20,058,754	$20,319,327	$10,720,959	$10,720,959
Junior Secured	27,751,794	28,394,818	27,886,467	28,213,321
Equity	1,123,810	2,276,807	946,288	2,577,038
Royalty Securities	758,061	758,061	-	-
Total Investments	$49,692,419	$51,749,013	$39,553,714	$41,511,318

At September 30, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.2 million and $3.2 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.5 million and $5.5 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $3.0 million and $3.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively.

At September 30, 2013, 35.7% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 64.3% bore interest at fixed rates. At December 31, 2012, 33.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 66.4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of September 30, 2013 and December 31, 2012 was approximately 17.6% and 17.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount.

Investment Activity

During the three months ended September 30, 2013, we closed $13.3 million of investment commitments in two new portfolio companies and one existing portfolio company. During the three months ended September 30, 2012, we closed a $3.5 million investment in one new portfolio company.

During the nine months ended September 30, 2013, we advanced an additional $1.5 million under a line of credit facility in one of our existing portfolio companies and closed $18.9 million of investment commitments in four new portfolio companies and one of our existing portfolio companies. During the nine months ended September 30, 2012, we closed $18.8 million of investment commitments in five new portfolio companies and one of our existing portfolio companies.

During the three months ended September 30, 2013, we received a $2.5 million payoff at par for one portfolio company investment. Additionally, we received $43.1 thousand in principal repayments due to amortization or prepayments. During the three months ended September 30, 2012, we had no principal repayments or prepayments from any of our investments.

During the nine months ended September 30, 2013, we received a $6.7 million payoff at par for two portfolio investments, a $0.1 million exit fee for one portfolio investment and $0.1 million in principal repayments due to amortization. During the nine months ended September 30, 2012, we received $0.5 million in principal proceeds from prepayments of one of our investments.

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

The following table shows the investment rankings of our investments at fair value:

	As of September 30, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$8.0	15.4%	2	$10.2	24.6%	2
2	42.2	81.6%	12	31.3	75.4%	11
3	1.6	3.0%	1	-	-	-
4	-	-	-	-	-	-
5	-	-	-	-	-	-
	$51.8	100.0%	15	$41.5	100.0%	13

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of September 30, 2013 and December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

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

Investment income for the three months ended September 30, 2013 totaled $2.1 million compared to investment income of $1.0 million for the three months ended September 30, 2012. Investment income for the three months ended September 30, 2013 was comprised of $1.6 million in cash interest, $0.3 million in PIK interest and $0.2 million in fees earned on the investment portfolio. Investment income for the three months ended September 30, 2012 was comprised of $0.8 million in cash interest, $0.1 million in PIK interest and $0.0 million in fees earned on the investment portfolio. The increase in investment income in the three months ended September 30, 2013 is attributable to a larger investment portfolio during the period as compared to the three months ended September 30, 2012.

Investment income for the nine months ended September 30, 2013 totaled $5.9 million compared to investment income of $2.5 million for the nine months ended September 30, 2012. Investment income for the nine months ended September 30, 2013 was comprised of $4.5 million in cash interest, $0.8 million in PIK interest and $0.6 million in fees earned on the investment portfolio. Investment income for the nine months ended September 30, 2012 was comprised of $2.0 million in cash interest, $0.3 million in PIK interest and $0.1 million in fees earned on the investment portfolio. The increase in investment income in the nine months ended September 30, 2013 is attributable to a larger investment portfolio during the period as compared to the nine months ended September 30, 2012.

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

Operating expenses totaled $0.5 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended September 30, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, fees related to the credit facility with JMP Group LLC, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

Operating expenses totaled $1.6 million for the nine months ended September 30, 2013 compared to $0.9 million for the nine months ended September 30, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, fees related to the credit facility with JMP Group LLC, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the three months and nine months ended September 30, 2013 was $250.0 thousand and $497.1 thousand compared to $78.3 thousand and $156.7 thousand for the three and nine months ended September 30, 2012. Incentive management fees for the three and nine months ended September 30, 2013 were $(83.3) thousand and $303.2 thousand compared to $448.3 thousand and $633.0 thousand for the three and nine months ended September 30, 2012. The decrease in incentive fees is due to the unrealized depreciation during the three months ended September 30, 2013 and not exceeding the income incentive fee hurdle for the period of time following our IPO through the end of the third quarter of 2013.  The hurdle was not met due to the large amount of equity capital raised in the IPO but yet to be invested. Other operating expenses included reimbursement under the administrative services agreement and general and administrative expenses such as legal, accounting and valuation expenses.

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

●

Our investment adviser has agreed to permanently waive all or such portion of the incentive fee that it would otherwise collect from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our IPO through March 31, 2014. The 9% dividend hurdle will be based upon our IPO price of $15 times the number of shares of our common stock currently outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense for the quarter ended September 30, 2013 totaled $(83.3) thousand. The Company had net unrealized depreciation during the third quarter of 2013 and had not exceeded the income incentive fee hurdle for the period of time following our IPO through the end of the third quarter of 2013, resulting in the reduction of the accrued incentive fee payable by 20% of net cumulative unrealized depreciation since the IPO.

●

Only a portion of the 2013 periods (i.e., from May 2, 2013, the date of our IPO, to September 30, 2013) reflect the change in our historical expense structure for the items noted above as well as our operations as a public company. As a result, the full impact of such changes will be more evident in future periods.

Net Investment Income

For the three months and nine months ended September 30, 2013, net investment income was $1.5 million and $3.5 million, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013, net investment income per share was $0.24 and $0.91 compared to $0.20 and $1.12 for the three months and nine months ended September 30, 2012, respectively.

Net Realized Gains and Losses

Realized gains and losses on investments are calculated using the specific identification method.  We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.  We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees.  The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income.  In its Form 10-Q for the period ended June 30, 2013, the Company had presented acceleration of unamortized deferred fees of $152.1 thousand as realized gain. This amount is now presented as interest income. This amount is not material to the current or previous quarter financial statements.

We did not recognize any realized gains or losses on our investments in the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(360.1) thousand and $99.0 thousand for the three and nine months ended September 30, 2013 and $1.6 million and $1.7 million for the three and nine months ended September 30, 2012.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.1 million and $3.6 million for the three and nine months ended September 30, 2013 and $1.8 million and $2.5 million for the three and nine months ended September 30, 2012. The decreased amount in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily reflects the decrease in unrealized appreciation described above, partially offset by the increase in net investment income.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $6.8 million and $17.0 million for the nine months ended September 30, 2013 and 2012, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $37.9 million and $14.9 million, respectively, for the nine months ended September 30, 2013 and 2012. Our financing activity proceeds for the nine months ended September 30, 2013 were primarily in connection with proceeds received from our IPO, partially offset by pay downs on our credit facility with JMP Group LLC. Our financing activity proceeds for the nine months ended September 30, 2012 were primarily in connection with proceeds received from our pre-IPO private offering of equity securities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2013, we were in compliance with this requirement.  Prior to our IPO we were not in compliance with this requirement, but we used the proceeds from the IPO to pay down the outstanding balance under the credit facility with JMP Group LLC and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of September 30, 2013 and December 31, 2012, we had cash of $38.8 million and $7.6 million, respectively.

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

On May 7, 2013, HCAP closed its IPO, and in connection therewith, the other closing conditions relating to consummation of the amended credit facility with JMP Group LLC were satisfied. Accordingly, we currently have a revolving credit facility with JMP Group LLC on the amended terms described above, which, among other things, provides for up to an aggregate of $50 million of revolving borrowings until April 1, 2014. There are no outstanding borrowings under this facility, however, as a portion of the net proceeds from the IPO were used to repay all of the outstanding indebtedness under the facility at September 30, 2013.

See the Recent Developments section below regarding the Company's recent termination of the credit facility with JMP Group LLC and entry into a new senior secured revolving credit facility with CapitalSource Bank and City National Bank.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2013, our only off-balance sheet arrangements consisted of $4.3 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $3.5 million of unfunded commitments to provide debt financing to two of our portfolio companies.

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

Recent Developments

On October 4, 2013, the Company closed on a debt investment in PD Products totaling $5.0 million.

On October 8, 2013, the Company closed on a debt investment in Arsloane (Pitney Bowes) totaling $4.5 million.

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “New Credit Facility”). The New Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and a maturity date that expires on October 29, 2018. Advances under the New Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the New Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.

On October 29, 2013, the Company terminated its senior secured revolving credit facility with JMP Group LLC in conjunction with securing and entering into the New Credit Facility described above.

On October 29, 2013, the Company received a $2.0 million payoff at par for its Blackboard portfolio investment. On October 30, 2013, the Company funded an add-on debt investment in one of its existing portfolio companies, CRS Reprocessing, totaling $3.0 million.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three and nine months ended September 30, 2013, six of our loans or 35.7% of the fair value of our portfolio bore interest at floating rates. Two of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three and nine months ended September 30, 2012, four loans or 39.8% of the fair value of the portfolio bore interest at floating rates. Three of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, we issued a total of 30,829 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under our DRIP was approximately $440,813.

We did not engage in any other sales of unregistered securities during the nine month period ended September 30, 2013.

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

Harvest Capital Credit Corporation
Dated: November 12, 2013

	By:	/s/ Richard P. Buckanavage
	Name:	Richard P. Buckanavage
	Title:	Chief Executive Officer and President

	By:	/s/ Craig Kitchin
	Name:	Craig Kitchin
	Title:	Chief Financial Officer, Chief Compliance Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1	Investment Advisory and Management Agreement.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*