Form 10-K
period 2013-12-31
Harvest Capital Credit Corp
filed 2014-03-31
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-1396995
(State of Incorporation)	(I.R.S. Employer Identification Number)

767 Third Avenue, 25th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 906-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 28, 2013, was approximately $74.7 million based upon the last sale price for the Registrant’s common stock on that date.

There were 6,168,407 shares of the Registrant’s common stock outstanding as of March 27, 2014.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

 HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	25
ITEM 1B.	UNRESOLVED STAFF COMMENTS	41
ITEM 2.	PROPERTIES	41
ITEM 3.	LEGAL PROCEEDINGS	41
ITEM 4.	MINE SAFETY DISCLOSURES	41

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42
ITEM 6.	SELECTED FINANCIAL DATA	45
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE	21
ITEM 9A.	CONTROLS AND PROCEDURES	21
ITEM 9B.	OTHER INFORMATION	21

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	22
ITEM 11.	EXECUTIVE COMPENSATION	22
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	22
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23
SIGNATURES		26

PART I

Item 1.	Business

Our Company

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, or the “1940 Act.” We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments in privately-held U.S. small to mid-sized companies. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which is often referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held U.S. small to mid-sized companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. In addition, we may also invest in debt and equity securities issued by collateralized loan obligation funds.

To meet our investment objective, we seek to:

●

capitalize on our investment adviser’s strong relationships with financial intermediaries, entrepreneurs, financial sponsors, management teams, small and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other investment referral sources throughout the U.S.;

●	benefit from the resources and relationships of JMP Group, Inc., which is an affiliate of ours;
●

focus on transactions involving small to mid-sized companies, which we believe offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies;

●	employ disciplined underwriting policies and rigorous portfolio-management practices;
●	structure our investments to minimize risk of principal loss and achieve attractive risk-adjusted returns; and
●	leverage the skills and experience of our investment adviser.

As a business development company, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to continue to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Regulation as a Business Development Company.” We intend to elect to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code, or “Code,” commencing with our taxable year ending December 31, 2013. See “Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income and asset diversification requirements.

Our principal executive offices are located at 767 Third Avenue, 25th Floor, New York, New York 10017, and our telephone number is (212) 906-3500.

Portfolio Composition

Since we commenced investment operations in September 2011, and through December 31, 2013, we have originated $84.4 million of investments in 26 portfolio companies primarily in directly originated transactions and have had five investments pay-off totaling $13.8 million. As of December 31, 2013, we had $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio included approximately 44.2% of first lien debt, 53.1% of second lien debt, 1.6% of equity investments and 1.1% of a royalty security at fair value. We completed 2012 with $41.5 million (at fair value) invested in 13 companies. As of December 31, 2012, our portfolio included approximately 25.8% of first lien debt, 68.0% of second lien debt, and 6.2% of equity investments at fair value. For the years ended December 31, 2013, and 2012, our loan portfolio had a dollar-weighted average annualized yield of approximately 16.6% and 17.6%, respectively, including amortization of deferred debt origination fees and original issue discount.

JMP Group

We were founded in September 2011 by certain members of HCAP Advisors LLC, or “HCAP Advisors,” our investment adviser, and JMP Group, Inc., or “JMP Group,” a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, or “JMP Credit Advisors,” which manages approximately $782 million in credit assets through its collateralized loan obligation funds. The shares of common stock of JMP Group Inc. are traded on the New York Stock Exchange (NYSE: JMP). JMP Credit Advisors also acts as our administrator.

Our Investment Adviser

Our investment adviser’s investment team is led by two partners, Richard P. Buckanavage and Ryan T. Magee, who have an average of approximately 17 years of investment experience, and is supported by a team of investment professionals from JMP Credit Advisors and JMP Group. We expect that our investment adviser will hire additional investment professionals, as necessary. In addition, our investment adviser expects to draw upon JMP Group’s over 10-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

Prior to joining our investment adviser, Mr. Buckanavage, who is also our President and Chief Executive Officer, co-founded and served in executive roles at Patriot Capital Funding, Inc., a publicly-traded business development company, from 2003 to 2009, where he helped deploy over $520 million in investments to over 50 small and mid-sized companies throughout the U.S. Mr. Magee worked as a senior investment professional at Patriot Capital Funding with Mr. Buckanavage for five years. Throughout their careers as investors in private companies, Messrs. Buckanavage and Magee have gained significant experience in all aspects of finance, including transaction sourcing, credit analysis, transaction structuring, due diligence and portfolio management.

In addition, our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Buckanavage and Magee, as well as Joseph A. Jolson, the Chairman of our board of directors and the Chairman and Chief Executive Officer of JMP Group Inc.; Carter D. Mack, the President of JMP Group Inc.; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have an average of 22 years of investment experience and collectively currently manage or oversee approximately $1.2 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, and collateralized loan obligation funds. All key investment decisions made by our investment adviser on our behalf require the approval from three of the five members of the investment committee and must include the approval of both Messrs. Jolson and Buckanavage.

Our Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments. We plan to accomplish our investment objective by targeting investments in small to mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

We have adopted the following business strategy to achieve our investment objective:

Capitalize on our investment adviser’s extensive relationships with small to mid-sized companies, private equity sponsors and other intermediaries. Our investment adviser maintains extensive relationships with financial intermediaries, entrepreneurs, financial sponsors, management teams, small and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S. who we expect will produce attractive investment opportunities for us. Our investment adviser has been the sole or lead originator in a majority of our completed investment transactions. Our investment adviser will also benefit from the resources and relationships of JMP Group, which maintains offices in San Francisco, CA; New York, NY; Chicago, IL; Atlanta, GA; Boston, MA; and Minneapolis, MN.

Leverage the skills of our experienced investment adviser. The principals of our investment adviser have an average of approximately 17 years of experience advising, investing in and lending to small and mid-sized companies and have been active participants in the primary leveraged credit markets. Throughout their careers, they have navigated various economic cycles as well as several market disruptions. We believe this experience and understanding allows them to select and structure better investments for us and to efficiently monitor and provide managerial assistance to our portfolio companies.

Apply disciplined underwriting policies. Lending to small to mid-sized private companies requires in-depth due diligence and credit underwriting expertise, which the principals of our investment adviser have gained throughout their extensive careers. Our investment adviser has implemented disciplined and consistent underwriting policies in every transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team, operating discipline, growth potential and industry considerations. We have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector.

Maintain rigorous portfolio management. The principals of our investment adviser have significant investing and board-level experience with small to mid-sized companies, and as a result, we expect that our investment adviser will be a value-added partner to, and remain in close contact with, our portfolio companies. After investing in a company, our investment adviser will monitor each investment closely, typically receiving monthly, quarterly and annual financial statements, meeting face-to-face with our portfolio companies at least twice annually, as well as frequent informal communication with portfolio companies. In addition, all of our portfolio company investments contain financial covenants, and we obtain compliance certificates relating to those covenants quarterly from our portfolio companies. We believe that our investment adviser’s initial and ongoing portfolio review process will allow it to effectively monitor the performance and prospects of our portfolio companies.

“Enterprise value” lending. We and our investment adviser take an enterprise value approach to the loan structuring and underwriting process. “Enterprise value” is the value that a portfolio company’s most recent investors place on the portfolio company or “enterprise.” The equity value of the enterprise is determined by multiplying (x) the number of shares of common stock of the portfolio company outstanding on the date of calculation, on a fully diluted basis (assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants), by (y) the price per share paid by the most recent purchasers of equity securities of the portfolio company. We generally secure a subordinated lien and, to a lesser extent, senior secured lien position against the enterprise value of a portfolio company and generally our exposure is less than 65% of the enterprise value and we obtain pricing enhancements in the form of warrants and other fees that build long-term asset appreciation in our portfolio. “Enterprise value” lending requires an in-depth understanding of the companies and markets served. We believe the experience that our investment adviser possesses gives us enhanced capabilities in making these qualitative “enterprise value” evaluations, which we believe can produce a high quality loan portfolio with enhanced returns for our stockholders.

Opportunity for enhanced returns. To enhance our loan portfolio returns, in addition to receiving interest, we often obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies allows us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors. We may also make a direct equity investment in a portfolio company in conjunction with an investment in a loan, which may provide us with additional equity upside in our investment. Furthermore, we seek to enhance our loan portfolio returns by obtaining ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

Our Investment Criteria

We use the following criteria and guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.

Value Orientation /Positive Cash Flow. We place a premium on analysis of business fundamentals from an investor’s perspective and have a distinct value orientation. We focus on companies with proven business models in which we can invest at reasonable multiples of operating cash flow. We also typically invest in companies with a history of profitability. We do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

Experienced Management Teams with Meaningful Equity Ownership. We target portfolio companies that have management teams with significant relevant industry experience coupled with meaningful equity ownership. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

Niche Market Leaders with Defensible Market Positions. We invest in companies that have developed defensible and/or leading positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. We favor companies that demonstrate significant competitive advantages, which we believe helps to protect their market position and profitability.

Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

Portfolio Diversification. We adhere to prudent limitations on sector concentrations, which serve to diversify our portfolio and help to mitigate the risks of an economic downturn in any particular industry sector. In addition, we seek to diversify our portfolio from a geographic and a single borrower concentration perspective to mitigate the risk of an economic downturn in any particular part of the U.S. or concentration risk with respect to a particular borrower. We have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector.

Ability to Exert Meaningful Influence. We seek to target investment opportunities in which we are the lead/sole investor in our tranche and in which we can add value through rigorous portfolio management and exercising certain rights and remedies available to us when necessary.

Private Equity Sponsorship. When feasible, we seek to invest in companies in conjunction with private equity sponsors who have proven capabilities in building value. We believe that a private equity sponsor can serve as a committed partner and advisor that will actively work with the company and its management team to meet company goals and create value. We assess a private equity sponsor’s commitment to a portfolio company by, among other things, the capital contribution it has made or will make in the portfolio company.

Security Interest. We generally seek a first or second priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is evaluated as a potential source of repayment. We evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. We seek to negotiate covenants in connection with our investments that afford our portfolio companies with flexibility in managing their businesses, but also act as a tool to minimize our loss of capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. All of our investments have cross-default and material adverse change provisions, require the provision of periodic financial reports and operating metrics, and limit the portfolio company’s ability to incur additional debt, sell assets, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger, acquisition or recapitalization. In addition, we may require other performance or financial based covenants, as we deem appropriate.

Exit strategy. We generally seek to invest in companies that we believe possess attributes that will provide us with the ability to exit our investments within a pre-established investment horizon. We expect to exit our investments typically through one of three scenarios: (i) the sale of the company resulting in repayment of all outstanding debt, (ii) the recapitalization of the company through which our loan is replaced with debt or equity from a third party or parties or (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.

Investment Process

The principals of our investment adviser have responsibility for originating investment opportunities, evaluating potential investments, transaction due diligence, preparation of a preliminary deal evaluation memorandum, negotiation of definitive terms and conditions, securing approval from the investment committee, negotiation of legal documentation and monitoring/management of portfolio investments. There are six key elements of our investment process:

•	Origination
•	Evaluation
•	Structuring/Negotiation
•	Due Diligence/Underwriting
•	Documentation/Closing
•	Portfolio Management/Investment Monitoring.

 Origination

Our investment adviser develops investment opportunities through a relationship network of financial intermediaries, entrepreneurs, financial sponsors, management teams, small- and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S. This investment sourcing network has been developed by the principals of our investment adviser over an average of a 17-year period, and enabled them to construct a geographically diverse portfolio of over 50 investments in every region of the U.S. while at another business development company. This same investment sourcing network has been utilized at the Company since inception to help create solid geographic diversity with 42.5% of the portfolio invested in the Northeast, 10.3% in the South, 13.9% in the Southwest, 15.8% in the Southeast, 4.8% in the Northwest, and 12.7% in the West. We believe that the strength of this network should enable our investment adviser to receive the first look at many investment opportunities. We believe that directly originating our own subordinated debt and senior debt investments and equity co-investments gives us greater control over due diligence, structure, terms and ultimately results in stronger investment performance. As a lead and often sole investor in the particular tranche of the capital structure, we also expect to obtain board or observation rights, which allow us to take a more active role in monitoring our investment after we close the investment.

We also expect our investment adviser’s relationship with JMP Group, which manages a family of six hedge funds, one hedge fund of funds, one private equity fund and three collateralized loan obligation funds, to generate investment opportunities for us.

Evaluation

An initial review of the potential investment opportunity will be performed by one or more investment professionals of our investment adviser. During the initial review process, the investment professionals may solicit input regarding industry and market dynamics from credit analysts and/or equity research analysts within our investment adviser and JMP Group. If the investment opportunity does not meet our investment criteria, feedback will be delivered timely through our origination channels. To the extent an investment appears to meet our investment criteria, the investment professionals of our investment adviser will begin preliminary due diligence.

Structuring/Negotiation

When an investment professional of our investment adviser identifies an investment opportunity that appears to meet our investment criteria, one or more of our investment adviser’s investment professionals will prepare a pre-screen memorandum. During the process, comprehensive and proprietary models are created to evaluate a range of outcomes based on sensitized variables including various economic environments, changes in the cost of production, and various product or service supply/demand and pricing scenarios. The investment professionals of our investment adviser will perform preliminary due diligence and tailor a capital structure to match the historical financial performance and growth strategy of the potential portfolio company.

The pre-screen memorandum will also include the following:

•	Transaction description;
•	Company description, including product or service analysis, market position, industry dynamics, customer and supplier analysis, and management evaluation;
•	Quantitative and qualitative analysis of historical financial performance and preparation of 5-year financial projections;
•	Competitive landscape;
•	Business strengths and weaknesses;
•	Quantitative and qualitative analysis of business owner(s) (including private equity firm);
•	Potential investment structure, leverage multiples and expected yield calculations; and
•	Outline of key due diligence areas.

The investment committee of our investment adviser then reviews the pre-screen memorandum and determines whether the opportunity fits our general investment criteria and should be considered for further due diligence. If the investment committee makes a positive determination, the investment professionals of our investment adviser will then negotiate and execute a non-binding term sheet with the potential portfolio company and conduct further due diligence.

The investment committee of our investment adviser currently consists of Messrs. Jolson, Buckanavage, Magee, Mack and Hamm. All key decisions, including screening, initial approvals, final commitment, amendments and sale approvals (if applicable), require approvals from three of the five investment committee members and must include approvals from Messrs. Jolson and Buckanavage. Although we have a formal process for investment approvals, the investment professionals of our investment adviser regularly communicate with at least one member of the investment committee throughout the investment transaction process to ensure efficiency as well as clarity for our prospective portfolio companies and clients.

Due Diligence/Underwriting

Once a non-binding term sheet has been negotiated and executed with the potential portfolio company and, in limited circumstances, the prospective portfolio company has remitted a good faith deposit, we begin our formal underwriting and due diligence process by requesting additional due diligence materials from the prospective portfolio company and arranging additional on-site visits with management and relevant employees. Our investment adviser typically requests the following information as part of the due diligence process:

•	annual and interim (including monthly) financial information;
•	completion of a quality of earnings assessment by an accounting firm;
•	capitalization tables showing details of equity capital raised and ownership;
•	recent presentations to investors or board members covering the portfolio company’s current status and market opportunity;
•	detailed business plan, including an executive summary and discussion of market opportunity;
•	detailed background on all members of management, including background checks by third par
•	detailed forecast for the current and subsequent five fiscal years;
•	information on competitors and the prospective portfolio company’s competitive advantage;
•	completion of Phase I (and, if necessary, Phase II) environmental assessment;
•	marketing information on the prospective portfolio company’s products, if any;
•	information on the prospective portfolio company’s intellectual property; and
•	information on the prospective portfolio company from its key customers or clients.

The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team and key operational employees. Outside sources of information are reviewed, including industry publications, market articles, Internet publications, or publicly available information on competitors.

Documentation/Closing

Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, the investment professionals assigned to the opportunity prepares an investment memorandum for review and approval. The investment committee of our investment adviser will reconvene to evaluate the opportunity, review the investment memorandum and discuss the findings of the due diligence process. If the opportunity receives final approval, the principals of our investment adviser, with the assistance of outside legal counsel, will be responsible for preparing and negotiating transaction documents and ensuring that the documents accurately reflect the terms and conditions approved by the investment committee. Funding requires final approval by three of the five investment committee members and must include approvals from Messrs. Jolson and Buckanavage.

Portfolio Management/Investment Monitoring

Our investment adviser employs several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following processes, procedures, and reports:

•	Review of monthly or quarterly financial statements compared against the prior year’s comparable period and the company’s financial projections;
•	Review and discussion, if applicable, of the management discussion and analysis that will accompany its financial results;
•

Review of the company’s quarterly results and overall general business performance, assess the company’s compliance with all covenants (financial or otherwise), including preparation of a portfolio monitoring report or “PMR” (on a quarterly basis), which will be distributed to the members of the investment committee of our investment adviser;

•	Periodic, and often, face-to-face meetings with management team and owners (including private equity firm if applicable); and
•	Attendance at company board of directors meetings through formal board seat or board observation rights.

Once the investment committee has had the opportunity to review all quarterly PMRs, an investment committee meeting will be held with investment professionals to review all of the PMRs to ensure consensus on risk rating, action steps (if any), and valuation.

In connection with the preparation of PMRs, each investment receives a quarterly risk rating following the five-level numeric investment rating outlined below:

Rating	Summary Description
1	Investment exceeding expectations and/or a capital gain is expected
2	Investment generally performing in accordance with expectations
3	Investment performing below expectations and that requires closer monitoring
4	Investment performing below expectations where a higher risk of loss exists
5	Investment performing significantly below expectations where we expect to experience a loss

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our common stock will be determined quarterly by dividing the value of our total assets minus liabilities by the total number of shares of common stock outstanding at the date as of which the determination is made. We will conduct the valuation of our assets, pursuant to which our net asset value will be determined, at all times consistent with U.S. generally accepted accounting principles, “GAAP,” and the 1940 Act.

In calculating the fair value of our total assets, investments for which market quotations are readily available will be valued at such market quotations, which will generally be obtained from an independent pricing service or one or more broker-dealers or market makers.

We expect that there will not be a readily available market value for a substantial portion of our portfolio investments, and we will value those debt and equity securities that are not publicly traded or whose market value is not ascertainable at fair value as determined in good faith by the board of directors pursuant to a valuation policy that is in accordance with GAAP and the 1940 Act and pursuant to a valuation process approved by our board of directors. Our board of directors may employ independent third party valuation firms to assist in determining fair value.

In accordance with authoritative accounting guidance, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our debt investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model. For our equity investments, we generally utilize the market and income approaches.

Under the bond yield approach, we use bond yield models to determine the present value of the future cash flow streams of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information to benchmark appropriate discount rates in the valuation process.

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value, and in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Under the income approach, we generally prepare and analyze discounted cash flow models based on projections of the future free cash flows of the business. The discount rates used are determined based upon the portfolio company's weighted average cost of capital.

The types of factors that the board of directors may take into account in determining fair value include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the company will consider the pricing indicated by the external event to corroborate the private equity valuation.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

●

Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;

●	Preliminary valuation conclusions will then be documented and discussed with our senior management and our investment adviser;

●	The audit committee of our board of directors will then review these preliminary valuations;

●	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm; and

●

The board of directors will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our investment adviser, the independent valuation firm and the audit committee.

Due to the inherent uncertainty in determining the fair value of investments that do not have a readily observable fair value, and the subjective judgments and estimates involved in those determinations, the fair value determinations by our board of directors, even though determined in good faith, may differ materially from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Derivatives

We may utilize hedging techniques such as interest rate swaps to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against possible adverse changes in the market value of securities held in our portfolio.

Managerial Assistance

As a business development company, we offer, through our investment adviser, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of the portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

We may receive fees for these services, though we may reimburse our investment adviser for its expenses related to providing such services on our behalf.

Competition

We compete for investments with other business development companies and investment funds, as well as traditional financial services companies such as commercial banks and other financing sources. Some of our competitors are larger and have greater financial, technical, marketing and other resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of the principals of our investment adviser, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable or lower than our rates.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our executive officers is an employee of our investment adviser, administrator, or other affiliate. As of December 31, 2013, our investment adviser employed a total of four full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, JMP Credit Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff. For a more detailed discussion of the administration agreement, see “Administration Agreement.”

Investment Advisory Agreement

HCAP Advisors serves as our investment adviser pursuant to an investment advisory and management agreement. Our investment adviser is registered as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors, HCAP Advisors manages the day-to-day operations of, and provide investment advisory and management services to, us.

Under the terms of our investment advisory and management agreement, HCAP Advisors:

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; and

•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

HCAP Advisors’ services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the investment advisory and management agreement, HCAP Advisors also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance.

Management Fee

Pursuant to our investment advisory and management agreement, we pay HCAP Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee. Our investment adviser has agreed to waive its incentive fee from the period beginning with our initial public offering through March 31, 2014, to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00.

Base Management Fee. The base management fee is calculated at an annual rate of 2.0% on our gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion, and is payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes all assets, including any assets acquired with the proceeds of leverage, but excludes cash and cash equivalents. Our investment adviser benefits when we incur debt or use leverage. For services rendered under the investment advisory and management agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately prorated.

Incentive Fee. The incentive fee has two parts, as follows:

One component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it is easier for our investment adviser to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), commencing on December 31, 2013, and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to our investment adviser.

Examples of Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation:

Assumptions

•	Hurdle rate(1) = 2.0%
•	Management fee(2) = 0.50%
•	Other expenses (legal, accounting, custodian, etc.)(3) = 0.20%

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%
•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.0%
•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.30%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee. Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100.0% x (pre-incentive fee net investment income – 2.0%)) + 0%
=	(100.0% x (2.30% – 2.0%))
=	100.0% x 0.30%
=	0.30%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%
•

Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.8625% Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100% x (2.5% – 2.0%)) + (20% x (2.8625% – 2.5%))
=	.50% + (20% x .3625%)
=	.50% + .0725%
=	0.5725%

(1)	Represents 8.0% annualized hurdle rate.
(2)

Represents 2.00% annualized management fee based on the assumption that our gross assets are not above $350 million. The annual rate at which our management fee is calculated is dependent upon the size of our gross assets, with the management fee being 2.0% on our gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion.

(3)	Excludes organizational and offering expenses.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Alternative 1:

Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%
•	Hurdle rate(1) = 2.0%
•	Management fee(2) = 0.50%
•	Other expenses (legal, accounting, custodian, etc.)(3) = 0.20%
•	Pre-incentive fee net investment income (investment income – (management fee + other expenses) = 2.80%
•

Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000 20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

Alternative 2:

Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%
•	Hurdle rate(1) = 2.0%
•	Management fee(2) = 0.50%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
•	Pre-incentive fee net investment income (investment income – (management fee + other expenses) = 2.80%
•

Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000 20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

Because our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

(1)	Represents 8.0% annualized hurdle rate.
(2)

Represents 2.00% annualized base management fee based on the assumption that our gross assets are not above $350 million. The annual rate at which our management fee is calculated is dependent upon the size of our gross assets, with the management fee being 2.0% on our gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion.

(3)	Excludes organizational and offering expenses.
(4)

The “catch-up” provision is intended to provide our investment adviser with an incentive fee of 20% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 3: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
•	Year 3: None; $5.0 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)
•	Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $24 million
•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $5.0 million; 20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million capital gains fee received in Year 2

•	Year 4: None
•

Year 5: None; $5.0 million of capital gains incentive fee (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

Our investment adviser has agreed to waive its incentive fee from the period beginning with our initial public offering through March 31, 2014, to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00. The above examples of the calculation of the incentive fee do not take this fee waiver into account given that it is unknown at this time whether such fee waiver will be triggered.

Payment of Our Expenses

The compensation and routine overhead expenses of the investment professionals and staff of HCAP Advisors is provided and paid for by HCAP Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;
•	calculating our net asset value (including the cost and expenses of any independent valuation firms);
•

expenses, including travel expense, incurred by HCAP Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of all offerings of our stock and other securities, if any;
•	the base management fee and any incentive management fee;
•	distributions on our shares;
•	administration fees payable under our administration agreement;
•	the allocated costs incurred by HCAP Advisors in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, making investments;
•	transfer agent and custodial fees;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;
•	direct costs and expenses of administration, including audit and legal costs; and
•

all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and the allocable portions of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Limitation of Liability and Indemnification

The investment advisory and management agreement provides that HCAP Advisors and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment advisory and management agreement. The investment advisory and management agreement also provides for indemnification by us of HCAP Advisors’s members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Board Approval of the Investment Advisory and Management Agreement

Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. In its consideration of the investment advisory and management agreement, the board of directors focused on information it had received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory and management agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory and management agreement as being in the best interests of our stockholders.

Duration and Termination

The investment advisory and management agreement was executed as of April 29, 2013. Unless earlier terminated as described below, the investment advisory and management agreement will remain in effect for a period of two years from the date of execution and will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Organization of the Investment Adviser

HCAP Advisors is a Delaware limited liability company. The principal executive offices of HCAP Advisors are located at 767 Third Avenue, 25th Floor, New York, New York 10017.

Administration Agreement

JMP Credit Advisors serves as our administrator. Pursuant to an administration agreement, JMP Credit Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Under the administration agreement, the payments required to be made to the administrator during the first year of the term of the agreement are capped such that the amounts payable to the administrator will not exceed $275,000. The existence of a cap, and the determination of a proper cap amount, in subsequent years will be determined by the mutual agreement of the independent members of our board of directors, on our behalf, and the administrator. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, JMP Credit Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the administrator’s services under the administration agreement or otherwise as administrator for us.

License Agreement

We have entered into a license agreement with an affiliate of JMP Group pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name “Harvest.” Under this agreement, we have a right to use the “Harvest” name for so long as an affiliate of JMP Group remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Harvest” name.

Exchange Act Reports

We maintain a website at harvestcapitalcredit.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We do not intend to acquire securities issued by any investment company (i.e., mutual fund, registered closed-end fund or business development company) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are generally precluded from co-investing in private placements of securities.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and our investment adviser have designated a chief compliance officer to be responsible for administering the policies and procedures.

Qualifying assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

•

is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange.

•	Securities of any eligible portfolio company which we control.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial assistance to portfolio companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the business development company purchases such securities in conjunction with one or more other persons acting together, the business development company will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of Additional Shares

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior securities; Derivative securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities are outstanding, we must generally make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. Our code of ethics is also available on our corporate governance webpage of harvestcapitalcredit.com/corporate-governance.

Proxy voting policies and procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our independent directors and, accordingly, are subject to change.

Introduction

Our investment adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, which we refer to as the Advisers Act. As an investment adviser registered under the Advisers Act, our investment adviser has fiduciary duties to us. As part of this duty, our investment adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our investment adviser’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

Our investment adviser votes proxies relating to our portfolio securities in what our investment adviser perceives to be the best interest of our stockholders. Our investment adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although our investment adviser will generally vote against proposals that may have a negative effect on our portfolio securities, our investment adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

Our investment adviser’s proxy voting decisions are made by those senior officers who are responsible for monitoring each of our investments. To ensure that a vote is not the product of a conflict of interest, our investment adviser requires that (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. If a vote may involve a material conflict of interest, prior to approving such vote, our investment adviser must consult with our chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, our investment adviser’s employees shall vote the proxy in accordance with our investment adviser’s proxy voting policy.

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to Chief Compliance Officer, Harvest Capital Credit Corporation, 767 Third Avenue, 25th Floor, New York, New York 10017.

Privacy Principles

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to our investment advisers’ and administrator’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a business development company, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code commencing with our taxable year ending December 31, 2013. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Our Status as an Emerging Growth Company

We are an “emerging growth company, or “EGC,” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things, removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting.

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

The NASDAQ Capital Market Corporate Governance Regulations

The NASDAQ Capital Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. Before you invest in our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company and have not yet elected to be treated as a RIC, and HCAP Advisors has limited experience managing a business development company, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in February 2011 and commenced operations in September 2011. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

In addition, prior to the completion of our initial public offering in May 2013, we did not operate as a business development company and had not qualified to be treated as a RIC, and HCAP Advisors had never managed any business development company. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by HCAP Advisors. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We and HCAP Advisors have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon our investment adviser’s key personnel for our future success.

Our day-to-day investment operations are managed by our investment adviser, subject to oversight and supervision by our board of directors. As a result, we depend on the diligence, skill and network of business contacts of the principals of our investment adviser. These individuals have critical industry experience and relationships that we rely on to implement our business plan. If our investment adviser loses the services of these individuals, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that HCAP Advisors will remain our investment adviser.

The investment professionals of our investment adviser may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that these investment professionals will continue to dedicate a significant portion of their time to our investment activities; however, they may in the future engage in other business activities which could divert their time and attention from our investment activities.

Our business model depends to a significant extent upon strong referral relationships of the principals of our investment adviser, and their inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our financial condition and results of operations depend on our ability to manage our business and our future growth effectively.

Our ability to achieve our investment objective depends on our ability to manage and grow our business. This depends, in turn, on our investment adviser’s ability to identify, invest in, and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our investment adviser’s structuring and execution of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The principals of our investment adviser will have substantial responsibilities under the investment advisory and management agreement. Such demands on their time may distract them or slow our rate of investment. In order to grow, our investment adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of our investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We provide debt and equity capital primarily to small and mid-sized companies, which may present a greater risk of loss than providing debt and equity capital to larger companies.

Our portfolio consists primarily of debt and equity investments in small and mid-sized companies. Compared to larger companies, small and mid-sized companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many small and mid-sized companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

A variety of factors may affect the ability of borrowers to make scheduled payments on loans, including failure to satisfy financial targets and covenants, a downturn in a borrower’s industry or changes in the economy in general. In addition, investing in small and mid-sized companies in general involves a number of significant risks, including that small and mid-sized companies:

●

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●

typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small and mid-sized companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●

generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●

may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

●

may be particularly vulnerable to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources.

Any of these factors or changes thereto could impair a small or mid-sized company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our loans. This, in turn, could result in losses in our loan portfolio and a decrease in our net interest income and net asset value.

There may be uncertainty as to the value of our portfolio investments.

Substantially all of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors and in accordance with generally accepted accounting principles in the United States, or “GAAP.” Our board of directors utilizes the services of independent valuation firms to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, enterprise value and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We may experience fluctuations in our operating results.

We could experience fluctuations in our operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There may be significant potential conflicts of interest in the future which could impact our investment returns.

The investment professionals of our investment adviser may in the future serve as officers, directors, principals, portfolio managers or advisers of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by our investment adviser or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by our investment adviser where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and vehicles when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by our investment adviser, we expect our investment adviser to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of our investment adviser. In situations where co-investment alongside other investment funds, accounts and vehicles managed by our investment adviser is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our investment adviser will need to decide whether we or such other entity or entities will proceed with the investment. Our investment adviser will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Although our investment adviser will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

We will need to obtain exemptive relief from the SEC in order to co-invest with such affiliated investment vehicles in some circumstances. If we apply for such relief, there are no assurances that we will receive the requested relief, and any such order will be subject to certain terms and conditions. As a result, our investment adviser may in the future face conflicts in the allocation of investment opportunities as between us and such other entities.

Our incentive fee may induce our investment adviser to pursue speculative investments.

The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to pursue investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce it to invest on our behalf in instruments that have a deferred interest feature, such as PIK interest. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce or have the effect of eliminating such period’s incentive fee payment. However, in light of the 2% quarterly hurdle rate relating to the income incentive fee payable to our investment adviser, the reduction in such period’s income incentive fee may not correlate perfectly with the benefit, if any, previously received by the investment adviser with respect to the income incentive fee at the time of the accrual of such income.

Finally, the fact that the incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

Our base management fee may induce our investment adviser to incur leverage.

The fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we may not be able to monitor this potential conflict of interest.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to HCAP Advisors

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to HCAP Advisors is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us.

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.

Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government and agency securities, repurchase agreements relating to such securities, and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find shares of our common stock less attractive because we rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Regulations governing our operations will affect our ability to raise, and the method for raising, additional capital, which may expose us to risks.

Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we collectively refer to as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, it will rank “senior” to common stock in our capital structure. Preferred stockholders will also have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a business development company, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, subjecting them to dilution.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Because we borrow money in connection with our investment activities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks associated with investing in our common stock. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause our net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders.

At December 31, 2013, we had $0 of outstanding indebtedness under our credit facility with CapitalSource Bank, or the “Credit Facility,” with an annualized interest cost of $0.4 million. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 0.59%.

Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of the Company’s assets. If we are unable to meet the financial obligations under the Credit Facility, and an Event of Default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio

(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	-8%	-4%	0%	4%	8%

1) Assumes (i) $71.4 million in investments at December 31, 2013, (ii) $0 in outstanding indebtedness at December 31, 2013, (iii) $89.5 million in net assets at December 31, 2013 and (iv) average cost of funds of 5.75%, which is the estimated borrowing cost under the Credit Facility.

All of our assets are subject to security interests under a secured credit facility, and if we default on our obligations under the facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2013, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

Changes in interest rates may affect our cost of capital and net investment income.

We leverage our investments with borrowed money and plan to continue doing so. As a result our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Thus, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments.

Provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to you for our common stock.

The investment advisory and management agreement with our investment adviser and the administration agreement with our administrator were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The investment advisory and management agreement with our investment adviser and the administration agreement with our administrator were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with JMP Group and its respective affiliates.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our securities. Nevertheless, the changes may adversely affect our business and affect our ability to make distributions.

The involvement of our investment adviser’s investment professionals in our valuation process may create conflicts of interest.

Our portfolio investments are generally not in publicly traded securities. As a result, the values of these securities are not readily available. We value these securities at fair value as determined in good faith by our board of directors. In connection with that determination, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based on our gross assets.

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the investment advisory and management agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Regulation as a Business Development Company.”

We believe that most of the subordinated and senior debt investments that we intend to target should constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Business—Regulation as a Business Development Company.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

As a regulated investment company, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for regulated investment company tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having “original issue discount” for tax purposes, which we must recognize as ordinary income as such original issue discount accrues regardless of whether we have received any corresponding payment of such interest. Other features of debt instruments that we hold may also cause such instruments to generate original issue discount.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for regulated investment company tax treatment. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for regulated investment company tax treatment and thus may become subject to corporate-level income tax.

We will be subject to corporate-level income tax if we are unable to qualify for or maintain our qualification as a regulated investment company under Subchapter M of the Code or do not satisfy the annual distribution requirement.

In order to satisfy the requirements applicable to a regulated investment company, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our stockholders.

•

The annual distribution requirement for a regulated investment company will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we will be subject to an asset coverage ratio requirement under the 1940 Act. If we are unable to obtain cash from other sources, we could fail to qualify for regulated investment company tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of regulated investment company status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain regulated investment company status or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We will continue to need additional capital to finance our growth because we intend to distribute substantially all of our income to our stockholders following our election to be treated as a RIC. If additional funds are unavailable or are not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As a business development company, we are generally required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Currently this coverage ratio is 200%. This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a business development company, we generally are not permitted to issue common stock priced below net asset value without stockholder and independent director approval. However, if we were to obtain the necessary approvals to issue securities at prices below net asset value, our stockholders’ investments would experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our net asset value could decrease.

Risks Relating to Economic Conditions

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets will likely increase and the value of our portfolio will likely decrease during these economic conditions. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Further, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even if we had structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. capital markets experienced extreme volatility and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. While recent indicators suggest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. If these conditions continue or worsen, the prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that weak economic conditions continue or worsen, the financial results of small to mid-sized companies, like those in which we intend to invest, may experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain small to mid-sized companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain small to mid-sized companies have been, and may continue to be, negatively impacted by these economic or other conditions, including the small to mid-sized companies in which we may invest.

Risks Relating to Our Investments

We operate in a highly competitive market for investment opportunities.

We face competition from entities that also make the types of investments that we plan to make. We compete with public and private funds (including other business development companies), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to continue to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments may be risky, and you could lose all or part of your investment in us.

Our portfolio consists primarily of directly originated investments in subordinated and senior debt of small to mid-size companies. In addition, we may make non-control, equity co-investments in these companies in conjunction with our debt investments.

Subordinated debt investments. We generally structure our subordinated debt investments with a security interest that ranks junior to a company’s secured debt in priority of payment, but senior to a company’s preferred or common stock. As such, other creditors will rank senior to us in the event of insolvency, which may result in an above average amount of risk and loss of principal.

Senior debt investments. We invest, to a lesser extent, in senior debt of small and mid-sized companies. Senior debt investments are typically secured by the assets of the portfolio company, including a pledge of the capital stock of the portfolio company’s subsidiaries, and are senior to all other junior capital in terms of payment priority. There is, however, a risk that the collateral securing these loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity investments. When we invest in subordinated debt or senior debt, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser have material non-public information regarding such portfolio company.

Our portfolio is concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a regulated investment company under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector, our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our failure to make follow-on investments in our portfolio companies could impair our investment in a portfolio company.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

●	increase or maintain in whole or in part our equity ownership percentage in a portfolio company;
●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
●	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to any applicable legal requirements, including the RIC diversification requirements, and the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration or level of risk, either because we prefer other opportunities (or because we are inhibited by compliance with business development company requirements or the desire to maintain our RIC tax status).

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by the management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently have, or anticipate taking, any controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.

We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations and reviews of the framework for the setting of LIBOR by regulators and governmental authorities in various jurisdictions are ongoing. In this regard, the recommendation of one governmental committee undertaking such a review will result in the transfer of the administration of LIBOR to NYSE Euronext Rates Administration Limited in early 2014.

Actions by the LIBOR Administrator, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, as well as the rate of interest charged on our borrowings under the Credit Facility. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, as well as the rate of interest charged on our borrowings under the Credit Facility.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of our investment adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in subordinated debt and, to a lesser extent, senior debt and equity securities issued by our portfolio companies. Many of the portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount to net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our independent directors make certain determinations.

If our investments do not meet our performance expectations, our stockholders may not receive distributions.

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility and any future credit facilities may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to qualify as RIC and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	market conditions in the broader stock market in general, or in the lending industry in particular;
●	actual or anticipated fluctuations in our financial and operating results;
●	loss of a major funding source;
●	sales of large blocks of our securities;
●	additions or departures of key personnel;
●	regulatory developments;
●	litigation and governmental investigations; and
●	economic and political conditions or events.

Such fluctuations in the market price and demand for our common stock may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 767 Third Avenue, 25th Floor, New York, NY 10017.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “HCAP.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Capital Market for each fiscal quarter since our initial public offering on May 2, 2013:

	Price Range
	High	Low
Fiscal 2014
First quarter (through March 27, 2014)	$15.65	$14.91
Fiscal 2013
Second quarter (from May 2, 2013)	$15.64	$14.83
Third quarter	$15.55	$14.51
Fourth quarter	$15.50	$14.36

The last reported sale price for our common stock on the NASDAQ Capital Market on March 27, 2014 was $14.95 per share. As of March 27, 2014, we had 45 shareholders of record.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether the common stock will trade at, above, or below net asset value per share.

Dividends

Our dividends, if any, are determined by our board of directors. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To qualify for RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

The following table reflects the distributions per share that our board of directors has declared on our common stock since our initial public offering in May 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2014

November 5, 2013	January 16, 2014	January 23, 2014	$0.1125
February 5, 2014	February 20, 2014	February 27, 2014	0.1125
February 5, 2014	March 20, 2014	March 27, 2014	0.1125
February 5, 2014	April 17, 2014	April 24, 2014	0.1125
March 26, 2014	May 22, 2014	May 29, 2014	0.1125
March 26, 2014	June 19, 2014	June 26, 2014	0.1125
March 26, 2014	July 17, 2014	July 24, 2014	0.1125

Total (2014)			$0.7875

Fiscal 2013

June 6, 2013	June 20, 2013	June 27, 2013	$0.0900
June 6, 2013	July 11, 2013	July 18, 2013	$0.1125
August 2, 2013	August 23, 2013	August 30, 2013	$0.1125
August 2, 2013	September 19, 2013	September 26, 2013	$0.1125
August 2, 2013	October 17, 2013	October 24, 2013	$0.1125
November 5, 2013	November 21, 2013	November 29, 2013	$0.1125
November 5, 2013	December 19, 2013	December 26, 2013	$0.1125

Total (2013)			$0.7650

Sales of Unregistered Securities

During the quarter ended December 31, 2013, we issued a total of 36,266 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $516,557.

Use of Proceeds from Sales of Registered Securities

On May 2, 2013, our registration statement on Form N-2 (SEC File No. 333-185672) for the initial public offering of shares of our common stock became effective. We sold 3,833,333 shares of the Company’s common stock in connection with the initial public offering at an aggregate gross offering price of approximately $57.5 million. The Company used a portion of the net proceeds from the initial public offering to repay all of the outstanding indebtedness under its then-existing senior secured revolving credit facility JMP Group. Keefe, Bruyette & Woods, a Stifel Company; JMP Securities and William Blair are serving as joint bookrunning managers. Janney Montgomery Scott and Sterne Agee are serving as co-lead managers, and Wunderlich Securities and Sandler O’Neill + Partners, L.P. served as co-managers.

Underwriting discounts and commissions for the shares sold in the initial public offering totaled $3.5 million. HCAP Advisors agreed to pay $2.5 million of such underwriting discounts and commissions. After deducting underwriting discounts and commissions, we received net proceeds of approximately $56.6 million. The Company also paid approximately $656.1 thousand in other expenses relating to the initial public offering. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $55.9 million from the initial public offering.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from May 2, 2013 (initial public offering) through December 31, 2013. The graph assumes that, on May 2, 2013, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10- K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial and other data as of and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011, and as of and for the years ended December 31, 2012, and December 31, 2013. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 6, 2011 (commencement of operations) through December 31, 2011

Statement of Operations Data:
Interest income	$8,699,968	$4,025,042	$229,767
Other income	60,000	114,959	-
Net investment income (loss)	5,831,370	1,705,855	(177,758)
Net change in unrealized (depreciation) appreciation on investments	(1,709,209)	1,981,004	(23,399)
Net increase (decrease) in net assets resulting from operations	4,122,161	3,686,859	(201,157)
Other Data:
Dollar-weighted average annualized yield	16.6%	17.6%	15.0%
Number of portfolio companies at period end	21	13	3

Per Share:
Earnings (losses) per common unit (basic and diluted) (1)	$0.93	$4.26	$(1.04)
Net investment income (loss) per unit (basic and diluted) (1)	$1.32	$0.20	$(0.92)
Dividends declared per common unit (basic) (1)	$1.32	$1.24	$0.375

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011

Statement of Asset and Liabilities Data:
Gross investments	$70,552,476	$41,511,317	$7,692,100
Cash and cash equivalents	18,984,162	7,639,801	2,756,475
Total assets	91,345,251	49,745,038	10,837,612
Borrowings	-	28,226,666	4,686,666
Total liabilities	2,490,765	29,777,936	5,079,149
Mezzanine equity	-	160,775	50,400
Total Net assets	88,854,486	19,806,327	5,708,063

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this annual report on Form 10-K.

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013 raising $51.0 million in gross proceeds. On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the initial public offering underwriters’ overallotment option. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of its 2,266,974 outstanding membership interests in connection with the merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements for periods prior to the initial public offering presented in this Form 10-K and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of Harvest Capital Credit LLC which are our historical financial statements as a result of the merger.

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the initial public offering and refer to Harvest Capital Credit Corporation for the periods after the initial public offering.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments. We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving these size companies offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

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

Portfolio

Portfolio Composition

As of December 31, 2013, we had $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio included approximately 44.2% of first lien debt, 53.1% of second lien debt, 1.6% of equity investments and 1.1% of a royalty security at fair value.

We completed 2012 with $41.5 million (at fair value) invested in 13 companies. As of December 31, 2012, our portfolio included approximately 25.8% of first lien debt, 68.0% of second lien debt, and 6.2% of equity investments at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with $2.0 million to $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of December 31, 2013 and December 31, 2012 was as follows:

	As of December 31, 2013		As of December 31, 2012
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$30,959,292	$31,161,800	$10,720,959	$10,720,959
Junior Secured	37,164,390	37,488,882	27,886,467	28,213,321
Equity	1,422,334	1,143,733	946,288	2,577,038
Royalty Securities	758,061	758,061	-	-
Total Investments	$70,304,077	$70,552,476	$39,553,714	$41,511,318

At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.3 million and $3.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $6.1 million and $6.1million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $3.0 million and $3.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $5.4 million and $5.4 million, respectively.

At December 31, 2013, 45.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 54.8% bore interest at fixed rates. At December 31, 2012, 33.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 66.4% bore interest at fixed rates.

The weighted average yield on all of our debt investments as of December 31, 2013 and December 31, 2012 was approximately 16.6% and 17.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount.

Investment Activity

During the year ended December 31, 2013, we advanced an additional $1.5 million under a line of credit facility in one of our existing portfolio companies and closed $41.7 million of investment commitments in nine new portfolio companies and three of our existing portfolio companies. During the year ended December 31, 2012, we closed $41.8 million of investment commitments in twelve new portfolio companies and one of our existing portfolio companies.

During the year ended December 31, 2013, we received $8.7 million in payoffs at par for three portfolio company investments. Additionally, we received $0.4 million in principal repayments due to amortization or prepayments. During the year ended December 31, 2012, we received $1.0 million in principal proceeds from prepayments of one of our investments and had $5.1 million in payoffs at par from investments in two portfolio companies.

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

The following table shows the investment rankings of our investments at fair value:

	As of December 31, 2013			As of December 31, 2012
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$9.7	13.8%	2	$10.2	24.6%	2
2	55.6	78.7%	17	31.3	75.4%	11
3	3.8	5.4%	1	-	-	-
4	1.5	2.1%	1	-	-	-
5	-	-	-	-	-	-
	$70.6	100.0%	21	$41.5	100.0%	13

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of December 31, 2013 and December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Years Ended December 31, 2013 and 2012

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

Investment income for the year ended December 31, 2013 totaled $8.8 million compared to investment income of $4.1million for the year ended December 31, 2012. Investment income for the year ended December 31, 2013 was comprised of $6.6 million in cash interest, $1.1million in PIK interest and $1.1million in fees earned on the investment portfolio. Investment income for the year ended December 31, 2012 was comprised of $3.1million in cash interest, $0.5 million in PIK interest and $0.6 million in fees earned on the investment portfolio. The increase in investment income in the year ended December 31, 2013 is attributable to a larger investment portfolio during the period as compared to the year ended December 31, 2012.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

●	Interest expense and unused line fees; the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of our common stock and other securities;
●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	transfer agent and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	brokerage commissions;
●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
●

other expenses incurred by JMP Credit Advisors LLC or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $2.9 million for the year ended December 31, 2013 compared to $2.4 million for the year ended December 31, 2012. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

Of the $2.9 million in operating expenses for the year ended December 31, 2013, we recorded an administrative services expense of $275,001, which consisted of the administrative services expense attributable to HCC LLC before our initial public offering and the Company after our initial public offering. Under the administration agreement entered into between the Company and JMP Credit Advisors in conjunction with our initial public offering, JMP Credit Advisors agreed to cap the amounts payable by the Company to $275,000 during the first year of the agreement, through April 29, 2014. Accordingly, for the period from our initial public offering to December 31, 2013, the Company applied the annual cap on a proportionate basis over that period, which resulted in an administrative services expense of $185,001. The actual administrative services expense that would have been payable to JMP Credit Advisors for that period exceeded this proportionate share of the cap by approximately $200,000. Since the $275,000 cap expires after April 29, 2014, the Company has negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014.

The base management fee for the year ended December 31, 2013 was $0.8 million compared to $0.2 million for the year ended December 31, 2012. Incentive management fees for the year ended December 31, 2013 were $(0.1) million compared to $0.9 for the year ended December 31, 2012. See the discussion below for more information on our base and incentive fee expenses.

Our historical expense structure changed as a result of the completion of our initial public offering as follows:

●

The base management fee payable to our investment adviser prior to the initial public offering was calculated at an annual rate of 2.0% of our gross assets, including assets acquired with the use of borrowings. However, our investment adviser had agreed to waive the base management fee payable to it prior to the initial public offering with respect to any assets acquired by us through the use of borrowings under the credit facility until such time that the credit facility has been repaid in full and terminated. Moreover, our investment adviser received a base management fee prior to the initial public offering with respect to cash and cash equivalents held by us. Subsequent to the initial public offering, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage, but excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. Moreover, the waiver agreement described above with respect to assets acquired by us through the use of borrowings under the credit facility was terminated in connection with our initial public offering. As a result, a base management fee is payable to our investment adviser on all assets acquired by us through the use of borrowings, including under the credit facility.

●

Our investment adviser has agreed to permanently waive all or such portion of the incentive fee that it would otherwise collect from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle is based upon our initial public offering price of $15 times the number of shares of our common stock currently outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense for the year end December 31, 2013 totaled $(0.1) million. The incentive fee expense included the reversal of $444,904 of previously accrued incentive fee expense relating to the capital gains incentive fee payable to the Company’s investment adviser. Such accrued fees related to the cumulative net unrealized appreciation recorded in the Company’s investment portfolio in prior periods. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $1,808,200 in the quarter ended December 31, 2013 and net unrealized depreciation of $2,224,521 since the IPO.

The incentive fee expense also included the waiver of $159,069 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended December 31, 2013 but for the 9% minimum dividend yield waiver provision described above.

●

Only a portion of the 2013 periods (i.e., from May 2, 2013, the date of our initial public offering, to December 31, 2013) reflect the change in our historical expense structure for the items noted above as well as our operations as a public company. As a result, the full impact of such changes will be more evident in future periods.

Net Investment Income

For the year ended December 31, 2013, net investment income was $5.8 million compared to $1.7 for the year ended December 31, 2012. For the year ended December 31, 2013, net investment income per share was $1.33 compared to $1.97 for the year ended December 31, 2012.

Net Realized Gains and Losses

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. In its Form 10-Q for the quarterly period ended June 30, 2013, the Company had presented acceleration of unamortized deferred fees of $152.1 thousand for the three and six months ended June 30, 2013, as realized gain, and in its registration statement on Form N-2 filed on April 24, 2013, the Company had presented acceleration of unamortized deferred fees of $327.1 thousand for the year ended December 31, 2012, as realized gain. These amounts are now included within interest income for all periods presented. This change was not material to any previously issued financial statements.

We did not recognize any realized gains or losses on our investments in the years ended December 31, 2013 and December 31, 2012, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments totaled $(1.7) million for the year ended December 31, 2013 and $2.0 million for the year ended December 31, 2012.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $4.1 million for the year ended December 31, 2013 and $3.7 million for the year ended December 31, 2012. The increased amount for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily reflects the increase in net investment income described above, partially offset by the increase in unrealized depreciation.

Comparison of the Year Ended December 31, 2012 and the Period from September 6, 2011 through December 31, 2011

Revenues

Investment income for the year ended December 31, 2012 totaled $4.1 million compared to investment income of $0.2 million for the period from September 6, 2011 through December 31, 2011. Investment income for the year ended December 31, 2012 was comprised of $3.1 million in cash interest, $0.5 million in PIK interest and $0.6 million in fees earned on the investment portfolio. Investment income for the period from September 6, 2011 through December 31, 2011 was comprised of $0.2 million in cash interest, $0.0 million in PIK interest and $0.0 million in fees earned on the investment portfolio. The increase in investment income in the year ended December 31, 2012 is attributable to a larger investment portfolio during the period as compared to the period from September 6, 2011 through December 31, 2011.

Expenses

Operating expenses totaled $2.4 million for the year ended December 31, 2012 compared to $0.4 million for the period from September 6, 2011 through December 31, 2011. Operating expenses in both periods consisted of base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the year ended December 31, 2012 was $0.2 million compared to $0.0 million for the period from September 6, 2011 through December 31, 2011. Incentive management fees for the year ended December 31, 2012 were $0.9 million compared to $0 for the period from September 6, 2011 through December 31, 2011.

Net Investment Income

For the year ended December 31, 2012, net investment income (loss) was $1.7 million compared to $(0.2) million for the period from September 6, 2011 through December 31, 2011. For the year ended December 31, 2012, net investment income (loss) per share was $1.97 compared to $(1.04) for the period from September 6, 2011 through December 31, 2011.

Net Realized Gains and Losses

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. In its registration statement on Form N-2 filed on April 24, 2013, the Company had presented acceleration of unamortized deferred fees of $327.1 thousand for the year ended December 31, 2012, as realized gain. This amount is now included within investment income. This change was not material to any previously issued financial statements.

We did not recognize any realized gains or losses on our investments in the year ended December 31, 2012 and for the period from September 6, 2011 through December 31, 2011, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $2.0 million for the year ended December 31, 2012 and $0.0 million for the period from September 6, 2011 through December 31, 2011.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $3.7 million for the year ended December 31, 2012 and $(0.2) million for the period from September 6, 2011 through December 31, 2011. The increased amount for the year ended December 31, 2012 compared to the period from September 6, 2011 through December 31, 2011 primarily reflects the increase in net investment income and the increase in unrealized depreciation due to the larger investment portfolio.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $23.9 million and $29.1million for the years ended December 31, 2013 and 2012, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $35.3 million and $34.0, respectively, for the year ended December 31, 2013 and 2012. Our financing activity proceeds for the year ended December 31, 2013 were primarily in connection with proceeds received from our initial public offering, partially offset by pay downs on our credit facility with JMP Group LLC. Our financing activity proceeds for the year ended December 31, 2012 were primarily in connection with proceeds received from our pre-initial public offering private offering of equity securities.

Our operating activities used cash of $29.1 million and $7.5 million for the year ended December 31, 2012 and the period from September 6, 2011 through December 31, 2011, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $34.0 million and $10.3, respectively, for the year ended December 31, 2012 and the period from September 6, 2011 through December 31, 2011. Our financing activity proceeds for the year ended December 31, 2012 and the period from September 6, 2011 through December 31, 2011 were primarily attributable to borrowings under the credit facility with JMP Group LLC and proceeds received from our pre-initial public offering private offering of equity securities.

Our liquidity and capital resources are derived from our credit facility proceeds received from our initial public offering, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2013, we were in compliance with this requirement. Prior to our initial public offering, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the credit facility with JMP Group LLC and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2013 and December 31, 2012, we had cash of $19.0 million and $7.6 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and a maturity date that expires on October 29, 2018. Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

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

On October 29, 2013, in conjunction with securing and entering into the Credit Facility, which, among other things, provides the Company with increased commitments, the Company terminated its senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”). The JMP Facility had been entered into between HCC LLC and JMP Group LLC as of August 24, 2011. On March 25, 2013, in advance of the initial public offering, HCC LLC and HCAP entered into an amendment to the JMP Facility with JMP Group LLC. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the credit facility. Under the JMP Facility, as so amended, the Company was required to pay JMP Group an amendment fee in the amount of $100,000 if the amended facility was not terminated and repaid in full within 30 days of the date of the amendment. When the amended facility was not terminated and repaid in full within this period, however, JMP Group agreed to waive the amendment fee that the Company was otherwise required to pay.

As of December 31, 2013, the outstanding balance on the Credit Facility was $0. As of December 31, 2012, the outstanding balance on the JMP Facility was $28.2 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $4.6 million of unfunded commitments to provide debt financing to three of our portfolio companies. As of December 31, 2012, our only off-balance sheet arrangements consisted of $3.5 million of unfunded commitments to provide debt financing to two of our portfolio companies.

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

Recent Developments

On January 13, 2014, the Company made two debt investments in North Atlantic Trading Company, Inc. totaling $4.0 million. These investments were comprised of a $1.0 million senior secured investment and a $3.0 million junior secured investment.

On January 15, 2014, the Company made a debt investment in Applied Systems, Inc. totaling $0.5 million.

On January 29, 2014 and February 11, 2014, the Company made debt investments in Atrium Innovations, Inc. totaling $1.0 million.

On February 5, 2014, the Company’s Board of Directors declared distributions of $0.1125 per share for the months of January, February and March.  The January distribution is payable on February 27, 2014 to shareholders of record on February 20, 2014.  The February distribution is payable on March 27, 2014 to shareholders of record on March 20, 2014.  The March distribution is payable on April 24, 2014 to shareholders of record on April 17, 2014.

On February 26, 2014, the Company made a debt investment in one of its existing portfolio companies, EWT Holdings III Corp., totaling $0.5 million.

On March 7, 2014, the Company made an investment in the subordinated notes of Shinnecock CLO 2006-1, Ltd. totaling $2.6 million.

On March 18, 2014, the Company made a debt investment in Sybil Finance B.V. totaling $2.0 million.

On March 28, 2014, the Company’s Board of Directors declared distributions of $0.1125 per share for the months of April, May and June.  The April distribution is payable on May 29, 2014 to shareholders of record on May 22, 2014.  The May distribution is payable on June 26, 2014 to shareholders of record on June 19, 2014.  The June distribution is payable on July 24, 2014 to shareholders of record on July 17, 2014.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2013, ten of our loans or 45.2% of the fair value of our portfolio bore interest at floating rates. Seven of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For year ended December 31, 2012, five loans or 33.6% of the fair value of the portfolio bore interest at floating rates. Three of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2013, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	57
Statements of Assets and Liabilities as of December 31, 2013 and 2012	1
Statements of Operations for Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	2
Statements of Changes in Net Assets for the Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	3
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	4
Schedule of Investments as of December 31, 2013 and 2012	5
Notes to Financial Statements	7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedule of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Harvest Capital Credit Corporation (the "Company") at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and December 31, 2012 and for the period from September 6, 2011 (commencement of operations) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities at December 31, 2013 by correspondence with the custodian, borrowers and lead agent, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 31, 2014

Harvest Capital Credit Corporation

Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012

ASSETS:
Non-affiliated/non-control investments (cost of $68,241,970 @ 12/31/13 and $37,637,558 @ 12/31/12)	$69,012,300	$39,595,162
Affiliated investments, at fair value (cost of $2,062,107 @ 12/31/13 and $1,916,156 @ 12/31/12)	1,540,176	1,916,156
Total investments, at fair value (cost of $70,304,077 @ 12/31/13 and $39,553,714 @ 12/31/12)	70,552,476	41,511,318

Cash	18,984,162	7,639,801
Interest receivable	449,902	166,592
Accounts receivable - other	11,344	-
Deferred financing costs	1,247,534	180,786
Other assets	99,833	246,541
Total assets	$91,345,251	$49,745,038

LIABILITIES:
Revolving line of credit - related party	$-	$28,226,666
Accrued interest payable - related party	-	304,293
Accrued interest payable	35,521	-
Accounts payable and accrued expenses	556,892	1,231,006
Other liabilities	1,898,352	15,971
Total liabilities	2,490,765	29,777,936

Commitments and contingencies (Note 9)

Mezzanine equity	-	160,775

NET ASSETS:
Common stock, 100,000,000 shares authorized, and 6,148,227 issued and outstanding @ 12/31/13 and 1,172,688 issued and outstanding @ 12/31/12	6,148	17,266,955
Capital in excess of common stock	88,497,898	581,768
Net unrealized appreciation on investments	248,396	1,957,604
Undistributed net investment income	102,044	-
Total net assets	88,854,486	19,806,327
Total liabilities and net assets	$91,345,251	$49,745,038

Common stock issued and outstanding (1)	6,148,227	1,172,688

Net asset value per common share	$14.45	$16.89

(1)	All shares issued prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 6, 2011 (commencement of operations) through December 31, 2011

Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$6,349,007	$3,085,586	$196,767
Cash - affiliated investments	222,133	-	-
PIK - non-affiliated/non-control investments	1,058,329	502,056	22,944
PIK - affiliated investments	67,182	-	-
Fee amortization, net	1,003,317	437,400	10,056
Total interest income	8,699,968	4,025,042	229,767
Other income	60,000	114,959	-
Total investment income	8,759,968	4,140,001	229,767

Expenses:
Interest expense - revolving line of credit (related party)	627,568	848,583	81,381
Interest expense - unused line of credit (related party)	134,805	89,198	33,900
Interest expense - unused line of credit	73,333	-	-
Interest expense - deferred financing costs (related party)	146,518	36,588	11,510
Interest expense - deferred financing costs	46,617	-	-
Total interest expense	1,028,841	974,369	126,791

General and administrative	871,010	167,540	252,871
Base management fees	812,207	228,024	12,863
Incentive management fees	(58,461)	921,713	-
Administrative services expense	275,001	142,500	15,000
Total expenses	2,928,598	2,434,146	407,525

Net investment income (loss)	5,831,370	1,705,855	(177,758)

Net change in unrealized (depreciation) appreciation on investments	(1,709,209)	1,981,004	(23,399)
Total net unrealized (losses) gains on investments	(1,709,209)	1,981,004	(23,399)

Net increase (decrease) in net assets resulting from operations	$4,122,161	$3,686,859	$(201,157)

Net investment income (loss) per share (basic and diluted)	$1.32	$1.97	$(0.92)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.93	$4.26	$(1.04)
Weighted average shares outstanding (basic) (1)	4,429,639	866,217	192,791
Weighted average shares outstanding (diluted) (1)	4,430,091	866,217	192,791

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation

Statements of Changes in Net Assets

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 6, 2011 (commencement of operations) through December 31, 2011

Increase in net assets from operations:
Net investment income	$5,831,370	$1,705,855	$(177,758)
Net change in unrealized (depreciation) appreciation on investments	(1,709,209)	1,981,004	(23,399)
Net increase (decrease) in net assets resulting from operations	4,122,161	3,686,859	(201,157)

Distributions to shareholders (1)(2)	(6,813,875)	(1,082,614)	(91,545)

Capital share transactions:
Issuance of common shares (net of offering costs of $704,762 for 2013 and offering costs and sales commissions of $39,871 and $130,751, respectively for 2012)	70,487,515	11,494,019	5,772,936
Conversion of mezzanine equity to common shares	295,000	-	-
Reinvestment of dividends	957,358	-	-
Net increase in net assets from capital share transactions	71,739,873	11,494,019	5,772,936

Additional capital contributions	-	-	227,829

Total increase in net assets	69,048,159	14,098,264	5,708,063
Net assets at beginning of period	19,806,327	5,708,063	-

Net assets at end of period	$88,854,486	$19,806,327	$5,708,063

Capital share activity (common shares):
Shares sold (3)	4,955,054	767,694	394,272
Conversion of mezzanine shares to common shares (3)	20,485		-
Net increase in capital share activity (common shares)	4,975,539	767,694	394,272

Capital share activity (mezzanine equity):
Shares sold (3)	9,763	7,288	3,434
Conversion of mezzanine shares to common shares (3)	(20,485)	-	-
Net (decrease) increase in capital share activity (mezzanine equity)	(10,722)	7,288	3,434

(1)	Distributions for the year ended December 31, 2013 were in excess of net investment income in the amount of $982,505. Of the $6,815,875 distributions made for the year ended December 31, 2013, $816,229 relates to Q4 2012 earnings.

(2)	Of the total distributions made during the year ended December 31, 2013, $2,141,415 was made prior to the Company's IPO on May 2, 2013. Of the $4,672,460 of post-IPO distributions, $445,303 represents a return of capital.

(3)	The shares outstanding for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

See accompanying notes to audited financial statements.

HARVEST CAPITAL CREDIT CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	September 6, 2011 (commencement of operations) through December 31, 2011

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,122,161	$3,686,859	$(201,157)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,125,511)	(502,056)	(22,944)
Net unrealized depreciation (appreciation) of investments	1,709,209	(1,981,004)	23,399
Accretion of deferred loan fees	(1,000,896)	(483,879)	(7,555)
Amortization of deferred financing costs	193,135	36,588	11,511
Purchase of investments (net of loan origination and other fees)	(37,924,955)	(36,980,576)	(7,685,000)
Proceeds from principal payments	9,300,995	6,128,297	-
Capital contribution from parent	-	-	227,829
Changes in operating assets and liabilities
Increase in interest receivable	(283,310)	(22,786)	(143,806)
Decrease (increase) in accounts receivable - other and other assets	135,364	(246,541)	-
(Decrease) increase in accrued interest payable	(268,772)	206,786	97,507
Increase in accounts payable and other liabilities	1,208,267	1,043,546	203,431

Net cash used in operating activities	(23,934,313)	(29,114,766)	(7,496,785)

Cash flows from financing activities:
Borrowings on revolving credit facility	2,000,000	33,440,000	5,186,666
Repayment of borrowings on revolving credit facility	(30,226,666)	(9,900,000)	(500,000)
Proceeds from the issuance of common stock and common units	71,192,277	11,538,448	5,786,799
Offering expenses from the issuance of common stock and common units	(656,095)	-	-
Issuance of mezzanine equity	134,225	110,375	50,400
Return of capital	-	(91,545)	-
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $957,358 and $0, respectively)	(5,856,517)	(1,082,614)	-
Payment of deferred financing costs	(1,308,550)	(16,572)	(270,605)

Net cash provided by financing activities	35,278,674	33,998,092	10,253,260

Net increase in cash during the period	11,344,361	4,883,326	2,756,475

Cash at beginning of period	7,639,801	2,756,475	-

Cash at end of period	$18,984,162	$7,639,801	$2,756,475

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$957,358	$-	$-
Distributions declared to common members	-	-	91,545
Amortization of deferred offering costs	48,667	44,429	13,863

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,104,478	$737,299	$17,773

See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation

Schedule of Investments

(as of December 31, 2013)

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,767,338	$1,620,309	$1,515,896
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			290,284	12,299
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	11,981
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				2,062,107	1,540,176

Investments in Non-controlled, Non-affiliated Portfolio Companies

Document and Information Solutions

Arsloane Acquisition, LLC	Junior Secured Term Loan, due 10/01/2020	10/8/2013	4,500,000	4,437,666	4,437,666
(Pitney Bowes) (5.0%)*	(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company (5.4%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,727,077	4,675,204	4,727,077
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	59,817
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (4.0%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,376,137	3,278,290	3,376,137
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	200,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (6.8%)*	Senior Secured Term Loan, due 11/02/2015	10/30/2013	6,123,783	6,060,086	6,060,086
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.9%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,257,840	4,161,840	4,257,840
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	65,650
	(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC (5.4%)*	Senior Secured Debt, due 12/31/17	12/31/2013	4,650,000	4,560,167	4,560,167
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

	Asset Based Revolver Commitment	12/31/2013	200,000	200,000	200,000
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC (5.5%)*	Junior Secured Subordinated Debt, due 10/04/2018	10/4/2013	5,000,000	4,928,297	4,928,297
	(12.00%; LIBOR + 10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals) (2.3%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,759,799	2,000,000
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	-
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	-
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.4%)*	Senior Secured Term Loan, due 9/30/2016	9/30/2013	1,250,000	1,203,283	1,203,283
	(15.00% Cash)

WBL SPE II, LLC (1.7%)*	Senior Secured Term Loan, due 12/23/2016	12/23/2013	1,500,000	1,477,500	1,477,500
	(15.00% Cash)

World Business Lenders, LLC (0.2%)*	Common Equity	12/23/2013		200,000	200,000
	(0.4% of fully diluted common equity)

Pawn Retail Outlets

Pawn Plus, Inc. (4.1%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,804,398	3,581,164	3,647,159
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	-
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.7%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,082,919	4,980,815	5,030,676
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,535,043	1,544,828
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (4.7%)*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,264,569	3,441,121	3,441,121
	(13.00% Cash)

	Royalty Security			758,061	758,061

Safety Consulting Services

Safety Services Acquisition Corp. (6.6%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,572,028	5,503,043	5,572,028
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	303,745
	(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue (6.1%)*	Junior Secured Subordinated Debt, due 03/28/2018	12/18/2013	5,253,886	5,203,886	5,203,886
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	176,567
	(0.39% of fully diluted common equity)

Surveying & Engineering Services

SISD, Inc. (Garden State) (1.1%)*	Senior Secured Debt, due 3/1/2019	12/4/2013	1,001,167	919,513	919,513
	(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

	Common Equity Warrants			58,240	58,240
	(4.0% of fully diluted common equity)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (4.3%)*	Senior Secured Term Loan, due 7/31/2017	8/2/2013	4,000,000	3,850,406	3,792,496
	(15.00%; LIBOR + 15.00% with no floor)

	Common Equity Warrants			77,522	55,435
	(3% of fully diluted common equity)

Water Treatment Solutions

EWT Holdings III Corp. 1st Lien (0.8%)*	Senior Secured Term Loan, due 1/15/2021	12/12/2013	750,000	746,250	755,025
	(4.75% LIBOR + 3.75% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				68,241,970	69,012,300

Total Investments as of December 31, 2013 (79.4%)*				$70,304,077	$70,552,476

* Value as a percent of net assets

(1) All debt investments are income producing. Common equity and all warrants are non-income producing. All of our investments other than LNB Construction, Inc., WBL SPE I, LLC and WBL SPE II, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

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

Notes to Audited Financial Statements

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

On May 2, 2013, HCAP acquired HCC LLC. HCC LLC was organized as a limited liability company in the state of Delaware on February 7, 2011, and commenced operations on September 6, 2011, as an externally-managed specialty finance company with the objective of generating both current income and capital appreciation primarily by making direct investments in the form of subordinated debt and, to a lesser extent, senior debt and minority equity investments in privately-held U.S. small to mid-sized companies. Pursuant to the acquisition agreement, immediately prior to HCAP's election to be treated as a BDC under the 1940 Act, the following formation transaction was consummated:

☐

HCAP acquired HCC LLC through a merger (the “Merger”) whereby HCC LLC merged with and into HCAP, and the holders of membership interests in HCC LLC received shares of HCAP common stock in exchange for their interests in HCC LLC. As a result of the Merger, the outstanding limited liability company interests in HCC LLC were converted into a number of shares of HCAP common stock equal to (i) $33.7 million (i.e., the net asset value of HCC LLC as of December 31, 2012), plus the proceeds of sales of membership interests by HCC LLC since December 31, 2012, plus the reclassification of mezzanine equity to members capital, and minus distributions of pre-December 31, 2012 earnings made by HCC LLC after December 31, 2012, divided by (ii) $15.00 per share of the common stock of HCAP. In connection with the merger, the number of membership interests of HCC LLC underlying each outstanding warrant of HCC LLC, and the exercise price thereof, were converted into HCAP’s common stock equivalent (based on the merger conversion formula). In addition, the exercise prices of the warrants were subject to upward (but not downward) adjustment as the public offering price of HCAP’s shares of common stock in the initial public offering described below was higher than the then-current exercise price of the warrants.

☐	HCAP assumed and succeeded to all of the assets and liabilities of HCC LLC, including its obligations under the revolving credit facility with JMP Group LLC.

☐

On May 7, 2013, HCAP closed its initial public offering of 3,400,000 shares of its common stock at a price of $15.00 per share raising $51.0 million in gross proceeds, or $50.4 million after deducting underwriting discounts and commissions.

☐

On May 17, 2013, HCAP closed on the initial public offering underwriters’ overallotment option of 433,333 shares of its common stock at $15.00 per share raising additional gross proceeds of $6.5 million, or $6.1 million after deducting underwriting discounts and commissions.

Since HCAP acquired all of the interests of HCC LLC and did not have any operations prior to the acquisition, for periods prior to the initial public offering we are presenting the historical financial statements of HCC LLC as HCAP's financial statements. When HCAP acquired HCC LLC, HCAP issued shares of its common stock in exchange for all HCC LLC's outstanding membership interests at a rate of 0.9913 shares for each membership interest. As a result of this transaction, we have retroactively applied the aforementioned exchange/conversion rate to all unit measurements relating to HCC LLC's membership interests for all periods presented and have replaced all references to membership interests of HCC LLC to shares of common stock of HCAP in the financial statements and notes thereto contained herein. On the date of the Merger, the net asset value of the Company was $15.00 per share and none of the warrants assumed in the Merger had an exercise price below $15.00 per share.

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the initial public offering and refer to HCAP for the periods after the initial public offering.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the SEC.

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of assets and liabilities and income and expenses for the period. Actual results could differ from those estimates.

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

For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible, including if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discounts that initially represent the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and market discounts or premiums - are accreted or amortized using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. We suspend the accretion of interest income for any loans or debt securities placed on non-accrual status. We may also collect other prepayment premiums on loans. These prepayment premiums are recorded as other income as earned. Dividend income, if any, will be recognized on the ex-dividend date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. In its Form 10-Q for the quarterly period ended June 30, 2013, the Company had presented acceleration of unamortized deferred fees of $152.1 thousand for the three and six months ended June 30, 2013, as realized gain, and in its registration statement on Form N-2 filed on April 24, 2013, the Company had presented acceleration of unamortized deferred fees of $327.1 thousand for the year ended December 31, 2012, as realized gain. These amounts are now included within investment income for all periods presented. This change was not material to any previously issued financial statements.

Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more, but less than 25%, of the outstanding voting securities of another person. Twenty of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2013 and twelve of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2012. One of the Company’s investments was classified as affiliated as of December 31, 2013 and December 31, 2012, respectively.

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

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs and deferred equity offering costs. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The deferred equity offering costs consist of legal fees and other costs incurred by the Company in conjunction with raising external capital and are recognized as an asset and recorded as a reduction to contributed capital when the Company raises equity. The balance of deferred financing costs as of December 31, 2013 and December 31, 2012 was $1,247,534 and $180,786, respectively. The balance as of December 31, 2013 of $1,247,534 relates to deferred debt issuance costs. The balance as of December 31, 2012 of $180,786 is comprised of $132,119, which relates to deferred debt issuance costs, and $48,667, which relates to deferred equity offering costs. The amortization expense relating to deferred debt issuance costs during the year ended December 31, 2013 and the year ended December 31, 2012 was $193,135 and $36,588, respectively. Of the $193,135 of amortization expense recognized during the year ended December 31, 2013, $146,518 relates to the acceleration of deferred debt issuance costs related to the extinguishment of the senior secured revolving credit facility with JMP Group LLC. The amount recorded as a reduction to contributed capital related to deferred equity offering costs during the year ended December 31, 2013 and the year ended December 31, 2012 was $48,667 and $44,429, respectively.

Other liabilities consisted of one debt investment totaling $0.8 million that had not closed as of December 31, 2013, a $0.3 million principal and interest reserve that was held at closing on one of our debt investments that closed in the fourth quarter, a $0.8 million SBA Amount that was held at closing on one of or debt investments that closed in the fourth quarter and other miscellaneous accrued expenses.

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

Income Taxes

HCC LLC was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes was made for periods prior to the initial public offering in the accompanying financial statements, as each member of HCC LLC was individually responsible for reporting income or loss, to the extent required by federal income tax laws and regulations, based upon its respective share of HCC LLC's revenues and expenses as reported for income tax purposes. Beginning with its first taxable year ending December 31, 2013, the Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

During the year ended December 31, 2013, the Company declared dividends totaling $0.765 per share.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. The Company recognizes the financial statement benefit of a tax position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of December 31, 2013. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011 and 2012 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011 and 2012 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s financial position or disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with several financial institutions to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and matures on October 29, 2018. Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

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

On October 29, 2013, in conjunction with securing and entering into the Credit Facility, the Company terminated its senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”). The JMP Facility had been entered into between HCC LLC and JMP Group LLC as of August 24, 2011. On March 25, 2013, in advance of the initial public offering, HCC LLC and HCAP entered into an amendment to the JMP Facility with JMP Group LLC. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the JMP Facility.

As of December 31, 2013, the outstanding balance on the Credit Facility was $0. As of December 31, 2012, the outstanding balance on the JMP Facility was $28.2 million.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 38.3% and 54.9% of total debt investments outstanding as of December 31, 2013 and December 31, 2012, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 18.7% and 60.7% of total loan interest and fee income for the year ended December 31, 2013 and the year ended December 31, 2012, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the year ended December 31, 2013.

	Shares Issued	Offering price per share	Proceeds net of underwriting and offering costs

Final pre-IPO capital call (1)	1,054,626	$13.70	$14,593,615
Initial public offering	3,400,000	14.63	49,783,905
Overallotment option	433,333	14.10	6,109,995
Conversion of mezzanine equity to common shares (1)	20,485	13.70	295,000
Dividend reinvestment plan	67,095	14.27	957,358
Total for the year ended December 31, 2013	4,975,539	$14.42	$71,739,873

(1) Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 6. Mezzanine Equity

Prior to the initial public offering, two employees of the Company’s adviser purchased and were issued equity interests in the Company in the amount of $160,775. Under certain circumstances, prior to the initial public offering, if these two employees were no longer employed by the adviser, we could have been required to repurchase their equity. Because of this potential liability, the equity for these two employees was treated as mezzanine equity. If we had been required to repurchase this equity, the price would have been determined by the most recent net asset value as of their last day of employment. In conjunction with the Merger and initial public offering, an additional $134,225 of mezzanine equity was issued and the aggregate amount of $295,000 of equity interests was converted to common shares of the Company’s stock. As part of the conversion, the potential obligation of HCC LLC to repurchase these equity interests expired.

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

Revolving credit facilities: The Credit Facility and the JMP Facility are Level 2 financial instruments with readily observable market inputs from other comparable credit facilities in the marketplace. The Company believes the interest rates on the Credit Facility and the JMP Facility are and were comparable to what the Company would be offered by third party lenders and determined the fair value to approximate the amortized cost carrying value.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2013 and December 31, 2012, unfunded commitments totaled $5.3 million and $3.5 million, respectively and their estimated fair values on such dates were $5.2 million and $3.4 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 or December 31, 2012.

There was one transfer of a debt investment from level 2 to level 3 of the fair value hierarchy during the year ended December 31, 2013 due to a lack of quoted market prices available from market makers for the financial instrument and no transfers amongst levels of the fair value hierarchy during the year ended December 31, 2012.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of December 31, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$755,025	$69,797,451	$70,552,476
	$-	$755,025	$69,797,451	$70,552,476

	Fair Values as of December 31, 2012

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$3,487,276	$38,024,042	$41,511,318
	$-	$3,487,276	$38,024,042	$41,511,318

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2013 and December 31, 2012:

Type of Investment	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range			Weighted Average

Debt investments (1)	$67,895,656	Bond Yield	Risk adjusted discount factor	12.9%	-	25.0%	15.9%

		Market	EBITDA multiple	4.1x	-	11.0x	6.2x

		Income	Weighted average cost of capital	13.0%	-	20.0%	16.3%
			Expected principal recovery		100.0%		N/A

Equity investments (2)	$1,143,734	Market	EBITDA multiple	4.1x	-	11.0x	6.2x

		Income	Weighted average cost of capital	13.0%	-	20.0%	16.3%

Other investments (3)	$758,061	Bond Yield	Risk adjusted discount factor		21.0%		21.0%

Type of Investment	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input	Range			Weighted Average

Debt investments (1)	$35,447,003	Bond Yield	Risk adjusted discount factor	8.5%	-	16.2%	13.2%

		Market	EBITDA multiple	3.8x	-	9.3x	8.5x

		Income	Weighted average cost of capital	10.0%	-	18.0%	15.6%
			Expected principal recovery	100.0%			N/A

Equity investments (2)	$2,577,038	Market	EBITDA multiple	3.8x	-	9.3x	8.5x

		Income	Weighted average cost of capital	10.0%	-	18.0%	15.6%

(1)

In determining the fair value of our debt investments, we utilized the bond yield approach. We also utilized the results of the market and income approaches to confirm that the fair value of our debt investments were inside the enterprise value of the portfolio company.

(2)

In determining the fair value of our equity investments, we analyzed these investments using the income approach, in addition to the market approach, but settled on the market approach as determinative of fair market value.

(3)	In determining the fair value of our royalty security, we utilized the bond yield approach and the specific provisions contained in the royalty security agreement.

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

When estimating the fair value of its equity investments, the Company utilizes the (i) market technique and (ii) income technique. The significant unobservable inputs used in the fair value measurement of the Company’s equity investments are EBITDA multiples and weighted average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement.

During the year ended December 31, 2013, the Company acquired a royalty security in one of its existing debt investments. This security allows the Company to earn a percentage of the future revenue growth in the portfolio company. When estimating the fair value of its royalty security, the Company utilizes the bond yield technique and the specific provisions contained in the royalty security agreement. The determination of the fair value utilizing the specific provisions contained in the royalty security agreement is not a significant component of the Company’s valuation process.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Fair value of portfolio, beginning of period	$38,024,042	$3,902,100
New investments	38,829,968	36,992,855
Principal payments received	(7,300,995)	(3,673,125)
Loan origination fees received	(1,651,274)	(1,857,319)
Payment in kind interest earned	1,125,511	502,056
Accretion of deferred loan origination fees/discounts	818,904	309,360
Transfer from level 2	1,544,828	-
Unrealized (depreciation) appreciation on investments	(1,593,533)	1,848,115
Fair value of portfolio, end of period	$69,797,451	$38,024,042

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

Note 8: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc., a full-service investment banking and asset management firm. JMP Group Inc. currently holds an equity interest in us and our investment adviser and was our lender under the JMP Facility. JMP Group Inc. conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, which manages approximately $782 million in credit assets of collateralized loan obligation funds.

On August 24, 2011, HCC LLC entered into the JMP Facility, a 6 year, $30.0 million credit facility with JMP Group LLC. The JMP Facility initially had a two year revolving period with maximum outstanding amounts of $20 million, which increased at a rate of $2.5 million per quarter thereafter until the maximum outstanding amount available reached $30.0 million in July 2012. The maximum amount outstanding was also limited by a covenant that restricted borrowings to be less than 2.0 times the Net Tangible Asset Value of HCC LLC. At the end of the two year revolving period, the outstanding balance was scheduled to amortize evenly at 5% in each of the following 16 consecutive quarters with the final 20% due at maturity in August 2017. The JMP Facility initially carried an interest rate of LIBOR + 7.00%, with a LIBOR floor of 1.50%, or the Prime rate +4.75%. The JMP Facility also had an unused line fee of 0.50% per year. The Company paid an origination fee of 0.50% or $150.0 thousand at the initial closing of the JMP Facility.

On March 25, 2013, in advance of our initial public offering, HCC LLC and HCAP entered into an amendment to the JMP Facility with JMP Group LLC, which became effective following the completion of HCAP’s initial public offering and the satisfaction of certain other closing conditions. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the JMP Facility.

On October 29, 2013, in conjunction with securing and entering into the Credit Facility, the Company terminated the JMP Facility.

Until the initial public offering, Harvest Capital Strategies LLC ("HCS") served as the investment adviser for HCC LLC under the investment advisory and management agreement, which provided for management fees payable quarterly to the investment adviser at a rate of 2.0% per annum of the gross assets of HCC LLC. HCS agreed to waive the management fees payable to it by HCC LLC with respect to any assets acquired by HCC LLC prior to the initial public offering through the use of borrowings under the JMP Facility until such time that the JMP Facility was repaid in full and terminated. The investment adviser also received an incentive fee based on performance. The terms of the incentive fee were the same as the post- initial public offering incentive fee except that it did not have the total return requirement that the post- initial public offering incentive fee has.

In conjunction with the initial public offering, HCAP entered into a new investment advisory and management agreement to, among other things, have HCAP Advisors LLC, which is affiliated with HCS, replace HCS as our investment adviser. Under the new investment advisory and management agreement, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The post- initial public offering incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser has agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock that taken into account in connection with this determination will only include shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the year ended December 31, 2013 totaled $(0.1) million. The incentive fee expense included the reversal of $444,904 of previously accrued incentive fee expense relating to the capital gains incentive fee payable to the Company’s investment adviser. Such accrued fees related to the cumulative net unrealized appreciation recorded in the Company’s investment portfolio in prior periods. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $1,808,200 in the quarter ended December 31, 2013 and net unrealized depreciation of $2,224,521 since the IPO.

The incentive fee expense also included the waiver of $159,069 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended December 31, 2013 but for the 9% minimum dividend yield waiver provision described above.

Total management fee expense was $753,746 and $1,149,737 for the year ended December 31, 2013 and the year ended December 31, 2012, respectively. Accrued management fees were $0.4 million and $0.7 million as of December 31, 2013 and December 31, 2012, respectively.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group Inc. The agreement provided that JMPCA would provide all of HCC LLC’s administrative services including loan operations, accounting and recordkeeping and shareholders services. JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement. There was a $200,000 cap for reimbursement during the first twelve months of the agreement. In conjunction with the initial public offering, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement are capped such that amounts payable to JMPCA will not exceed $275,000 during the first year of the term of the administration agreement. Total administrative services expense was $275,001 and $142,500 for the year ended December 31, 2013 and the year ended December 31, 2012, respectively. Accrued administrative services fees were $22,917 and $95,000 as of December 31, 2013 and December 31, 2012, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC’s offering of up to $30.0 million of capital commitments. JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation. Commission recorded by the Company during the year ended December 31, 2013 and the year ended December 31, 2012 owed to the related party in connection with securing capital commitments was $0 and $181,436, respectively. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP’s initial public offering for which it received an estimated $420,000 of compensation.

In connection with the Merger, the Company succeeded to all of the assets and liabilities of HCC LLC, including a potential obligation to pay HCS a capital gains incentive fee based on the net unrealized appreciation in HCC LLC’s investment portfolio. An expense for the incentive fee in the amount of $0.5 million was accrued in HCC LLC's financial statements at the time of the Merger and, accordingly, reduced the value of HCC LCC in the Merger. The Company will only be obligated to pay a capital gains incentive fee on the acquired investment assets when and if such fee would have become payable under the terms of the investment advisory agreement that HCC LLC had entered into with HCS and irrespective of the 9% minimum dividend hurdle waiver discussed above. The right to receive such incentive fee, if any, was assigned by HCS to HCAP Advisors LLC after the Merger.

Note 9: Commitments and Contingencies

At December 31, 2013, the Company had a total of $5.3 million in unfunded commitments comprised of $0.8 million of a loan that had not closed as of December 31, 2013, $0.3 million of a revolver commitment that had not been fully drawn and $3.8 million and $0.5 million of delayed draws that had not been fully drawn and expire on December 31, 2014 and May 30, 2014, respectively.

Note 10: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were 452 and no potentially dilutive common shares issued as of December 31, 2013, and December 31, 2012, respectively.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net increase (decrease) in net assets resulting from operations	$4,122,161	$3,686,859	$(201,157)
Weighted average shares outstanding (basic) (1)	4,429,639	866,217	192,791
Weighted average shares outstanding (diluted) (1)	4,430,091	866,217	192,791
Net increase (decrease) in net assets resulting from operations per share (basic and diluted) (1)	$0.93	$4.26	$(1.04)

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 11: Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013 and December 31, 2012, respectively:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Per share data:
Net asset value at beginning of period	$16.89	$14.38
Net investment income	1.32	1.97
Net unrealized (depreciation) appreciation on investments	(0.39)	2.29
Net increase in net assets from operations	17.82	18.64
Dividends/distributions declared	(2.58)	(1.24)
Effect of shares issued, net of offering expenses	(0.80)	(0.51)
Net asset value at end of period	$14.45	$16.89
Net assets at end of period	88,854,486	19,806,327
Shares outstanding at end of period (1)	6,148,227	1,172,688
Per share market value at end of period	$15.02	N/A

Ratios and Supplemental data:
Total Return (2) (3)	1.18%	26.08%
Average Net Assets	$64,066,052	$13,465,920
Ratio of expenses to average Net assets (annualized)	4.57%	18.08%
Ratio of net investment income to average Net assets (annualized)	9.10%	12.67%

(1)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.
(2)

The total return equals the change in the ending net asset value per share over the beginning of period net asset value per share plus dividends per share during the period, divided by the beginning net asset value per share.

(3)

The total return based on market value for the period from May 2, 2013 (initial public offering) through December 31, 2013 was 5.78%. No market value data was available for the periods prior to the initial public offering.

Note 12: Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last eight quarters ended December 31, 2013. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total investment income	$1,786	$2,058	$2,052	$2,864
Net investment income	765	1,263	1,474	2,329
Net increase in net assets resulting from operations	1,280	1,207	1,114	521
Net increase in net assets resulting from operations per share (basic and diluted)	1.09	0.28	0.18	0.09

	Quarter Ended
	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total investment income	$527	$925	$1,017	$1,671
Net investment income	206	440	209	851
Net increase in net assets resulting from operations	263	475	1,793	1,155
Net increase in net assets resulting from operations per share (basic and diluted)	0.55	0.63	1.70	0.99

Note 13: Subsequent Events

On January 13, 2014, the Company made two debt investments in North Atlantic Trading Company, Inc. totaling $4.0 million. These investments were comprised of a $1.0 million senior secured investment and a $3.0 million junior secured investment.

On January 15, 2014, the Company made a debt investment in Applied Systems, Inc. totaling $0.5 million.

On January 29, 2014 and February 11, 2014, the Company made debt investments in Atrium Innovations, Inc. totaling $1.0 million.

On February 5, 2014, the Company’s Board of Directors declared distributions of $0.1125 per share for the months of January, February and March.  The January distribution is payable on February 27, 2014 to shareholders of record on February 20, 2014.  The February distribution is payable on March 27, 2014 to shareholders of record on March 20, 2014.  The March distribution is payable on April 24, 2014 to shareholders of record on April 17, 2014.

On February 26, 2014, the Company made a debt investment in one of its existing portfolio companies, EWT Holdings III Corp., totaling $0.5 million.

On March 7, 2014, the Company made an investment in the subordinated notes of Shinnecock CLO 2006-1, Ltd. totaling $2.6 million.

On March 18, 2014, the Company made a debt investment in Sybil Finance B.V. totaling $2.0 million.

On March 28, 2014, the Company’s Board of Directors declared distributions of $0.1125 per share for the months of April, May and June.  The April distribution is payable on May 29, 2014 to shareholders of record on May 22, 2014.  The May distribution is payable on June 26, 2014 to shareholders of record on June 19, 2014.  The June distribution is payable on July 24, 2014 to shareholders of record on July 17, 2014.

Item 9.             Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item  9B.         Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at harvestcapitalcredit.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page

Report of Independent Registered Public Accounting Firm	56
Statements of Assets and Liabilities as of December 31, 2013, 2012, and 2011	1
Statements of Operations for Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	2
Statements of Changes in Net Assets for Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	3
Statements of Cash Flows for Years Ended December 31, 2013 and 2012 and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011	4
Schedule of Investments as of December 31, 2013 and 2012	5
Notes to Financial Statements	7

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1

Restated Certificate of Incorporation of Harvest Capital Credit Corporation (the “Company”) (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2	Bylaws of the Company (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013) .

4.1

Specimen certificate of the Company’s common stock, par value $0.001 per share (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.1	Form of Dividend Reinvestment Plan (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.2	Investment Advisory and Management Agreement (incorporated by reference to the registrant’s quarterly report on Form 10-Q, File No. 1-35906, filed on November 12, 2013).

10.3	Form of Custody Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.4	Form of Administration Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.5	Form of License Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.6	Form of Registration Rights Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

10.7	Form of Warrant Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.8

Form of Loan Agreement between Harvest Capital Credit LLC and JMP Group LLC (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

10.9

Form of Amendment No. 1 to Loan Agreement among the Company, Harvest Capital Credit LLC, and JMP Group LLC (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

10.10

Form of Agreement and Plan of Merger between the Company and Harvest Capital Credit LLC (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.11

Loan and Security Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.12

Tri-Party Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, U.S. Bank National Association, and CapitalSource Bank (incorporated by reference to the registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

22

10.13

First Amendment to Loan and Security Agreement, dated as of December 30, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto.*

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed herewith.

c. Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation

Schedule of Investments in and Advances to Affiliates

Year Ended December 31, 2013

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2012 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2013 Value

Affiliate Investments

Solex Fine Foods, LLC	Senior Secured Term Loan, due 12/28/2016	$322,978	$1,514,642	$105,667	$104,413	$1,515,896
	(15.79%; LIBOR + 12.50/3.29 PIK)

	Common Equity		250,000	40,284	277,985	12,299
	(6.57% of fully diluted common equity)

	Common Equity Warrants		151,514	-	139,533	11,981
	(6.4% of fully diluted common equity)

Total Affiliate Investments		$322,978	$1,916,156	$145,951	$521,931	$1,540,176

(1)	Represents the total amount of interest or fees credited to income for the portion of the year an investment was included in Affiliate categories.

(2)

Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3)

Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Financial Statements, including the Schedule of Investments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: March 31, 2014	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 31, 2014	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 31, 2014	/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 31, 2014	/s/ Joseph A. Jolson
Joseph A. Jolson Director

Date: March 31, 2014	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 31, 2014	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 31, 2014	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director

