Form 10-Q
period 2014-03-31
Harvest Capital Credit Corp
filed 2014-05-14
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of May 13, 2014 was 6,175,270.

 HARVEST CAPITAL CREDIT CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Harvest Capital Credit Corporation

Statements of Assets and Liabilities (unaudited)

	March 31, 2014	December 31, 2013

ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $79,436,358 @ 3/31/14 and $68,241,970 @ 12/31/13)	$80,388,603	$69,012,300
Affiliated investments, at fair value (cost of $2,094,284 @ 3/31/14 and $2,062,107 @ 12/31/13)	1,567,876	1,540,176
Total investments, at fair value (cost of $81,530,642 @ 3/31/14 and $70,304,077 @ 12/31/13)	81,956,479	70,552,476

Cash	8,770,202	18,984,162
Interest receivable	514,161	449,902
Accounts receivable - other	23,833	11,344
Deferred financing costs	1,186,306	1,247,534
Other assets	39,354	99,833
Total assets	$92,490,335	$91,345,251

LIABILITIES:
Accrued interest payable	$35,521	$35,521
Accounts payable and accrued expenses	794,783	556,892
Other liabilities	2,350,122	1,898,352
Total liabilities	3,180,426	2,490,765

Commitments and contingencies (Note 9)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, and 6,168,407 issued and outstanding @ 3/31/14 and 6,148,227 issued and outstanding @ 12/31/13	6,168	6,148
Capital in excess of common stock	88,787,104	88,497,898
Net unrealized appreciation on investments	425,838	248,396
Undistributed net investment income	90,799	102,044
Total net assets	89,309,909	88,854,486
Total liabilities and net assets	$92,490,335	$91,345,251

Common stock issued and outstanding	6,168,407	6,148,227

Net asset value per common share	$14.48	$14.45

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Statements of Operations (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,381,505	$1,337,629
Cash - affiliated investments	56,066	54,150
PIK - non-affiliated/non-control investments	370,317	268,419
PIK - affiliated investments	27,084	14,012
Fee amortization, net	199,146	111,875
Other interest income	2,937	-
Total interest income	3,037,055	1,786,085
Total investment income	3,037,055	1,786,085

Expenses:
Interest expense - revolving line of credit (related party)	-	457,977
Interest expense - unused line of credit (related party)	-	8,877
Interest expense - unused line of credit	103,125	-
Interest expense - deferred financing costs (related party)	-	9,651
Interest expense - deferred financing costs	61,229	-
Total interest expense	164,354	476,505

General and administrative	317,565	97,223
Base management fees	384,857	77,351
Incentive management fees	35,488	320,063
Administrative services expense	68,751	50,001
Total expenses	971,015	1,021,143

Net investment income	2,066,040	764,942

Net change in unrealized appreciation on investments	177,442	515,313
Total net unrealized gains on investments	177,442	515,313

Net increase in net assets resulting from operations	$2,243,482	$1,280,255

Net investment income per share (basic and diluted)	$0.34	$0.65
Net increase in net assets resulting from net investment income per share (basic and diluted)	$0.36	$1.09
Weighted average shares outstanding (basic and diluted) (1)	6,156,116	1,172,688
Dividends declared per common share (basic and diluted)	$0.34	$0.69

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted as described in Note 1.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Statements of Changes in Net Assets (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Increase in net assets from operations:
Net investment income	$2,066,040	$764,942
Net change in unrealized appreciation on investments	177,442	515,313
Net increase in net assets resulting from operations	2,243,482	1,280,255

Distributions to shareholders (1)	(2,077,285)	(816,229)

Capital share transactions:
Issuance of common shares	20	-
Reinvestment of dividends	289,206	-
Net increase in net assets from capital share transactions	289,226	-

Total increase in net assets	455,423	464,026
Net assets at beginning of period	88,854,486	19,806,327

Net assets at end of period	$89,309,909	$20,270,353

Capital share activity (common shares):
Shares issued from reinvestment of dividends	20,180	-
Net increase in capital share activity (common shares)	20,180	-

(1)	Distributions made in Q1 2014 were comprised of $2,077,285 from net investment income. The distribution made in Q1 2013 was comprised of $816,229 from net investment income.

See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION

Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,243,482	$1,280,255
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(397,401)	(282,431)
Net unrealized appreciation of investments	(177,442)	(515,313)
Accretion of deferred loan fees	(199,146)	(111,875)
Amortization of deferred financing costs	61,229	9,651
Purchase of investments (net of loan origination and other fees)	(11,059,099)	(1,100,000)
Proceeds from principal payments	429,086	43,128
Changes in operating assets and liabilities
Increase in interest receivable	(64,259)	(188,498)
Decrease (increase) in accounts receivable - other and other assets	47,990	(101,797)
Increase in accrued interest payable	-	156,264
Increase in accounts payable and other liabilities	689,661	515,779

Net cash used in operating activities	(8,425,899)	(294,837)

Cash flows from financing activities:
Borrowings on revolving credit facility	-	1,000,000
Repayment of borrowings on revolving credit facility	-	(7,000,000)
Proceeds from the issuance of common stock	18	-
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $289,206 and $0, respectively)	(1,788,079)	(816,229)

Net cash used in financing activities	(1,788,061)	(6,816,229)

Net decrease in cash during the period	(10,213,960)	(7,111,066)

Cash at beginning of period	18,984,162	7,639,801

Cash at end of period	$8,770,202	$528,735

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$289,206	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$103,125	$310,590

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Schedule of Investments

(as of March 31, 2014)

(unaudited)

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.8%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,794,422	$1,652,486	$1,567,876
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			290,284	-
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	-
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				2,094,284	1,567,876

Investments in Non-controlled, Non-affiliated Portfolio Companies

Dietary Supplements

Atrium Innovations, Inc. (1.1%)*	First Lien Term Loan, due 2/15/2021	1/29/2014	1,000,000	1,000,618	998,437
	(4.25%; LIBOR + 3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc. (1.1%)*	First Lien Term Loan, due 1/13/2020	1/13/2014	997,574	987,801	987,801
	(7.75%; LIBOR + 6.50% with 1.25% LIBOR floor)

North Atlantic Trading Company, Inc. (3.3%)	Junior Secured Term Loan, due 7/13/2020	1/13/2014	3,000,000	2,941,030	2,941,030
	(11.50%; LIBOR + 10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Arsloane Acquisition, LLC	Junior Secured Term Loan, due 10/01/2020	10/8/2013	4,500,000	4,439,155	4,439,155
(Pitney Bowes) (5.0%)*	(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company (5.5%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,774,353	4,732,921	4,774,353
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%;
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	153,449
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (4.0%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,358,207	3,301,550	3,358,207
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	200,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (6.8%)*	Senior Secured Term Loan, due 11/02/2015	10/30/2013	6,169,716	6,114,207	6,114,207
	(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.9%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,295,100	4,204,112	4,295,100
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	64,718
	(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC (5.7%)*	Senior Secured Debt, due 12/31/17	12/31/2013	4,650,000	4,565,388	4,565,388
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

	Revolving Line of Credit	12/31/2013	500,000	500,000	500,000
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC (5.4%)*	Junior Secured Subordinated Debt, due 10/04/2018	10/4/2013	4,875,080	4,794,679	4,794,679
	(12.00%; LIBOR + 10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals) (2.4%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,783,571	1,981,913
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	46,825
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	93,649
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.6%)*	Senior Secured Term Loan, due 9/30/2016	9/30/2013	1,500,000	1,456,705	1,456,705
	(15.00% Cash)

WBL SPE II, LLC (1.5%)*	Senior Secured Term Loan, due 12/23/2016	12/23/2013	1,318,872	1,299,787	1,299,787
	(15.00% Cash)

World Business Lenders, LLC (0.2%)*	Common Equity Units	12/23/2013		200,000	200,000
	(0.4% of fully diluted common equity)

Pawn Retail Outlets

Pawn Plus, Inc. (4.1%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,851,953	3,642,255	3,667,312
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	-
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.7%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,117,864	5,020,327	5,117,864
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,535,569	1,544,828
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (5.0%)*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,191,374	3,411,900	3,563,897
	(13.00% Cash)

	Revenue Linked Security			825,387	864,572

Safety Consulting Services

Safety Services Acquisition Corp. (6.6%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,606,856	5,513,194	5,606,856
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	276,922
	(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue (6.1%)*	Junior Secured Subordinated Debt, due 3/28/2018	12/18/2013	5,280,136	5,232,463	5,232,463
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	208,631
	(0.38% of fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd. (2.9%)*	CLO Subordinated Notes	3/7/2014	4,200,000	2,608,830	2,608,830

Surveying & Engineering Services

SISD, Inc. (Garden State) (1.2%)*	Senior Secured Debt, due 3/1/2019	12/4/2013	1,003,750	926,913	926,913
	(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

	Common Equity Warrants			58,240	130,235
	(4.0% of fully diluted common equity)

Technology - Software

Applied Systems, Inc. 2nd Lien (0.6%)*	Junior Secured Term Loan, due 1/22/2022	1/15/2014	500,000	496,307	509,250
	(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Avast Software (Sybil Software) (2.2%)*	First Lien Term Loan, due 3/20/2020	3/18/2014	2,000,000	2,010,000	1,996,667
	(5.00%; LIBOR + 4.00 with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (4.1%)*	Senior Secured Term Loan, due 7/31/2017	8/2/2013	4,000,000	3,861,766	3,598,969
	(15.00%; LIBOR + 15.00% with no floor)

	Common Equity Warrants			77,522	19,128
	(3% of fully diluted common equity)

Water Treatment Solutions

EWT Holdings III Corp. (1.4%)*	Senior Secured Term Loan, due 1/15/2021	12/12/2013	1,246,875	1,249,387	1,249,863
	(4.75% LIBOR + 3.75% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				79,431,016	80,388,603

Total Investments as of March 31, 2014 (91.9%)*				$81,530,642	$81,956,479

* Value as a percent of net assets

(1) Debt investments and the revenue linked security are income producing. Common equity and warrants are non-income producing. All investments other than LNB Construction, Inc., WBL SPE I, LLC, WBL SPE II, LLC, Shinnecock CLO 2006-1, Ltd. and World Business Lenders, LLC, are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

Harvest Capital Credit Corporation

Schedule of Investments

(as of December 31, 2013)

Portfolio Company	Investment (1)	Origination Date	Outstanding Principal	Cost	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,767,338	$1,620,309	$1,515,896
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			290,284	12,299
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	11,981
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				2,062,107	1,540,176

Investments in Non-controlled, Non-affiliated Portfolio Companies

Document and Information Solutions

Arsloane Acquisition, LLC	Junior Secured Term Loan, due 10/01/2020	10/8/2013	4,500,000	4,437,666	4,437,666
(Pitney Bowes) (5.0%)*	(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company (5.4%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,727,077	4,675,204	4,727,077
	(Greater of 17.00%; 13.00% Cash/4.00% PIK or LIBOR + 13.50%
	LIBOR + 9.50% Cash/4.00% PIK)

	Common Equity Warrants			-	59,817
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (4.0%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,376,137	3,278,290	3,376,137
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	200,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (6.8%)*	Senior Secured Term Loan, due 11/02/2015	10/30/2013	6,123,783	6,060,086	6,060,086
	(15.00%, 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.9%)*	Junior Secured Subordinated Debt, due 4/6/2017	4/6/2012	4,257,840	4,161,840	4,257,840
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	65,650
	(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC (5.4%)*	Senior Secured Debt, due 12/31/17	12/31/2013	4,650,000	4,560,167	4,560,167
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

	Revolving Line of Credit	12/31/2013	200,000	200,000	200,000
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC (5.5%)*	Junior Secured Subordinated Debt, due 10/04/2018	10/4/2013	5,000,000	4,928,297	4,928,297
	(12.00%; LIBOR + 10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals) (2.3%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,759,799	2,000,000
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	-
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	-
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.4%)*	Senior Secured Term Loan, due 9/30/2016	9/30/2013	1,250,000	1,203,283	1,203,283
	(15.00% Cash)

WBL SPE II, LLC (1.7%)*	Senior Secured Term Loan, due 12/23/2016	12/23/2013	1,500,000	1,477,500	1,477,500
	(15.00% Cash)

World Business Lenders, LLC (0.2%)*	Common Equity	12/23/2013		200,000	200,000
	(0.4% of fully diluted common equity)

Pawn Retail Outlets

Pawn Plus, Inc. (4.1%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,804,398	3,581,164	3,647,159
	(Greater of 17.00%; 15.00% Cash/2.00% PIK or LIBOR + 14.50%;
	LIBOR + 12.50% Cash/2.00% PIK)

	Common Equity Warrants			133,524	-
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.7%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,082,919	4,980,815	5,030,676
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,535,043	1,544,828
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (4.7%)*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,264,569	3,441,121	3,441,121
	(13.00% Cash)

	Revenue Linked Security			758,061	758,061

Safety Consulting Services

Safety Services Acquisition Corp. (6.6%)*	Junior Secured Subordinated Debt, due 7/5/2017	4/5/2012	5,572,028	5,503,043	5,572,028
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	303,745
	(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue (6.1%)*	Junior Secured Subordinated Debt, due 3/28/2018	12/18/2013	5,253,886	5,203,886	5,203,886
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	176,567
	(0.38% of fully diluted common equity)

Surveying & Engineering Services

SISD, Inc. (Garden State) (1.1%)*	Senior Secured Debt, due 3/1/2019	12/4/2013	1,001,167	919,513	919,513
	(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

	Common Equity Warrants			58,240	58,240
	(4.0% of fully diluted common equity)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (4.3%)*	Senior Secured Term Loan, due 7/31/2017	8/2/2013	4,000,000	3,850,406	3,792,496
	(15.00%; LIBOR + 15.00% with no floor)

	Common Equity Warrants			77,522	55,435
	(3% of fully diluted common equity)

Water Treatment Solutions

EWT Holdings III Corp. (0.8%)*	Senior Secured Term Loan, due 1/15/2021	12/12/2013	750,000	746,250	755,025
	(4.75% LIBOR + 3.75% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				68,241,970	69,012,300

Total Investments as of December 31, 2013 (79.4%)*				$70,304,077	$70,552,476

* Value as a percent of net assets

(1) Debt investments and the revenue linked security are income producing. Common equity and warrants are non-income producing. All investments other than LNB Construction, Inc., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

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

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The interim unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2013.  Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if we believe that the PIK interest is no longer collectible, including if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discounts that initially represent the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and market discounts or premiums - are accreted or amortized using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. We suspend the accretion of interest income for any loans or debt securities placed on non-accrual status. We may also collect other prepayment premiums on loans. These prepayment premiums are recorded as other interest income as earned. Dividend income, if any, will be recognized on the ex-dividend date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other interest income.

Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more, but less than 25%, of the outstanding voting securities of another person. Twenty-five of the Company’s investments were classified as non-control/non-affiliated investments as of March 31, 2014 and twenty of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2013. One of the Company’s investments was classified as affiliated as of March 31, 2014 and December 31, 2013, respectively.

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

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2014 and December 31, 2013 was $1,186,306 and $1,247,534, respectively. The amortization expense relating to deferred debt issuance costs during the three months ended March 31, 2014 and the three months ended March 31, 2013 was $61,229 and $9,651, respectively. The $9,651 of amortization expense recognized during the three months ended March 31, 2013 relates to the acceleration of deferred debt issuance costs related to the extinguishment of the senior secured revolving credit facility with JMP Group LLC.

Other Liabilities

Other liabilities as of March 31, 2014 consisted of one debt investment totaling $2.0 million that had not closed as of March 31, 2014, a $0.3 million principal and interest reserve that was held at closing on one of our debt investments that closed in the fourth quarter of 2013 and other miscellaneous accrued expenses. Other liabilities as of December 31, 2013 consisted of one debt investment totaling $0.8 million that had not closed as of December 31, 2013, a $0.3 million principal and interest reserve that was held at closing on one of our debt investments that closed in the fourth quarter and $0.8 million that was held at closing on one of our debt investments that closed in the fourth quarter and other miscellaneous accrued expenses.

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

During the quarter ended March 31, 2014, the Company declared dividends totaling $0.3375 per share. The determination of the Company’s distributions is made annually as of the end of the Company’s fiscal year based on its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. The Company recognizes the financial statement benefit of a tax position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of December 31, 2013. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011, 2012 and 2013 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011, 2012 and 2013 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. The Company has adopted this standard for its fiscal year end December 31, 2014 year end. The adoption resulted in no additional disclosure requirements.

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

As of March 31, 2014 and December 31, 2013, the outstanding balance on the Credit Facility was $0.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 34.6% and 38.3% of total debt investments outstanding as of March 31, 2014 and December 31, 2013, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 34.1% and 54.0% of total loan interest and fee income for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the three months ended March 31, 2014. The Company did not issue any shares for the three months ended March 31, 2013.

	Shares Issued	Offering price per share	Proceeds from shares issued

Dividend reinvestment plan	20,180	14.33	289,206
Total for the three months ended March 31, 2014	20,180	$14.33	$289,206

Note 6. Fair Value Measurements

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

As of March 31, 2014 and December 31, 2013, unfunded commitments totaled $6.0 million and $5.3 million, respectively and their estimated fair values on such dates were $5.9 million and $5.2 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 or December 31, 2013.

There were no transfers amongst levels of the fair value hierarchy during the three months ended March 31, 2014 and the three months ended December 31, 2013.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of March 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$4,754,217	$77,202,262	$81,956,479
	$-	$4,754,217	$77,202,262	$81,956,479

	Fair Values as of December 31, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$755,025	$69,797,451	$70,552,476
	$-	$755,025	$69,797,451	$70,552,476

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2014 and December 31, 2013:

Type of Investment	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Debt investments	$72,335,303	Bond Yield	Risk adjusted discount factor	13.0% - 19.0%	16.0%

		Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	12.3% - 25.0%	16.1%
			Expected principal recovery	100.0%	N/A

Equity investments	$1,393,557	Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	12.3% - 25.0%	16.1%

CLO equity	$2,608,830	Bond Yield	Risk adjusted discount factor	13.8%	13.8%

Royalty security	$864,572	Bond Yield	Risk adjusted discount factor	20.7%	20.7%

Type of Investment	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Debt investments	$67,895,656	Bond Yield	Risk adjusted discount factor	12.9% - 25.0%	15.9%

		Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	13.0% - 20.0%	16.3%
			Expected principal recovery	100.0%	N/A

Equity investments	$1,143,734	Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	13.0% - 20.0%	16.3%

Royalty security	$758,061	Bond Yield	Risk adjusted discount factor	21.0%	21.0%

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

When estimating the value of its CLO equity investment, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. The Company also utilizes the performance and covenant compliance information as provided by the independent trustee along with other risk factors including default risk, prepayment rates, interest rate risk and credit spread risk when valuing this investment.

When estimating the fair value of its royalty security, the Company utilizes the bond yield technique and the specific provisions contained in the royalty security agreement. The determination of the fair value utilizing the specific provisions contained in the royalty security agreement is not a significant component of the Company’s valuation process.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Fair value of portfolio, beginning of period	$69,797,451	$38,024,042
New investments	7,158,830	38,829,968
Principal payments received	(425,960)	(7,300,995)
Loan origination and other fees received	(112,344)	(1,651,274)
Payment in kind interest earned	397,401	1,125,511
Accretion of deferred loan origination fees/discounts	198,573	818,904
Transfer from level 2	-	1,544,828
Unrealized appreciation on investments	188,311	(1,593,533)
Fair value of portfolio, end of period	$77,202,262	$69,797,451

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

Note 7: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc., a full-service investment banking and asset management firm. JMP Group Inc. currently holds an equity interest in us and our investment adviser and was our lender under the JMP Facility. JMP Group Inc. conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, which manages approximately $845 million in credit assets of collateralized loan obligation funds.

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

On March 25, 2013, in advance of our initial public offering, HCC LLC and HCAP entered into an amendment to the JMP Facility, which became effective following the completion of HCAP’s initial public offering and the satisfaction of certain other closing conditions. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the secured revolving credit facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the JMP Facility.

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

The post- initial public offering incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser has agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination will only include shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the three months ended March 31, 2014 totaled $35,488. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized appreciation of $177,442 in the quarter ended March 31, 2014 and net unrealized depreciation of $2,047,079 since the IPO.

The incentive fee expense also included the waiver of $263,272 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended March 31, 2014 but for the 9% minimum dividend yield waiver provision described above.

Total management fee expense was $420,345 and $397,414 for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Accrued management fees were $0.5 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group Inc. The agreement provided that JMPCA would provide all of HCC LLC’s administrative services including loan operations, accounting and recordkeeping and shareholders services. JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement. There was a $200,000 cap for reimbursement during the first twelve months of the agreement. In conjunction with the initial public offering, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement are capped such that amounts payable to JMPCA will not exceed $275,000 during the first year of the term of the administration agreement. Since the $275,000 cap expires after April 29, 2014, the Company has negotiated a new cap with JMPCA of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. Total administrative services expense was $68,751 and $50,001 for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Accrued administrative services fees were $91,668 and $22,917 as of March 31, 2014 and December 31, 2013, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC’s offering of up to $30.0 million of capital commitments. JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation. Commission recorded by the Company during the three months ended March 31, 2014 and the three months ended March 31, 2013 owed to the related party in connection with securing capital commitments was $0 and $0, respectively. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP’s initial public offering for which it received an estimated $420,000 of compensation.

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

Note 8: Commitments and Contingencies

At March 31, 2014, the Company had a total of $6.0 million in unfunded commitments comprised of $2.0 million of a loan that had not closed as of March 31, 2014 and $3.5 million and $0.5 million of delayed draws that had not been fully drawn and expire on December 31, 2014 and May 30, 2014, respectively.

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2014, and 452 potentially dilutive common shares issued as of December 31, 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net increase in net assets resulting from operations	$2,243,482	$1,280,255
Weighted average shares outstanding (basic and diluted) (1)	6,156,116	1,172,688
Net increase in net assets resulting from operations per share (basic and diluted) (1)	$0.36	$1.09

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 10: Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and March 31, 2013, respectively:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Per share data:
Net asset value at beginning of period	$14.45	$16.89
Net investment income	0.34	0.65
Net unrealized appreciation on investments	0.03	0.44
Net increase in net assets from operations	14.81	17.98
Dividends/distributions declared	(0.34)	(0.69)
Net asset value at end of period	$14.48	$17.29
Net assets at end of period	89,309,909	20,270,353
Shares outstanding at end of period (1)	6,168,407	1,172,688
Per share market value at end of period	$14.88	N/A

Ratios and Supplemental data:
Total Return (2)	2.47%	6.51%
Average Net Assets	$89,026,177	$19,725,042
Ratio of expenses to average Net assets (annualized)	0.27%	1.29%
Ratio of net investment income to average Net assets (annualized)	0.58%	0.97%

(1)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.
(2)

The total return equals the change in the ending net asset value per share over the beginning of period net asset value per share plus dividends per share during the period, divided by the beginning net asset value per share.

Note 11: Subsequent Events

On April 24, 2014, the Company made a debt investment in Brite Media LLC totaling $10.0 million, of which $9.0 million was funded at closing.

On May 7, 2014, the Company refinanced its debt investment in Douglas Machines converting its subordinated debt into a senior secured term loan and issuing a $1.5 million revolver, of which $0.8 million was funded at closing.

The Company borrowed $4.8 million against the revolving credit facility through May 14, 2014.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

Portfolio

Portfolio Composition

As of March 31, 2014, we had $82.0 million (at fair value) invested in 26 companies. As of March 31, 2014, our portfolio included approximately 44.0% of first lien debt, 50.1% of second lien debt, 1.7% of equity investments, 3.2% of CLO equity investments and 1.0% of a royalty security at fair value.

We completed 2013 with $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio included approximately 44.2% of first lien debt, 53.1% of second lien debt, 1.6% of equity investments and 1.1% of a royalty security at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of March 31, 2014 and December 31, 2013 was as follows:

	As of March 31, 2014		As of December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$36,071,211	$36,029,702	$30,959,292	$31,161,800
Junior Secured	40,602,880	41,059,818	37,164,390	37,488,882
Equity	1,422,334	1,393,557	1,422,334	1,143,733
CLO Equity	2,608,830	2,608,830	-	-
Royalty Securities	825,387	864,572	758,061	758,061
Total Investments	$81,530,642	$81,956,479	$70,304,077	$70,552,476

At March 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $3.1 million and $3.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $6.1 million and $6.1million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.3 million and $3.4 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $6.1 million and $6.1 million, respectively.

At March 31, 2014, 45.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 54.1% bore interest at fixed rates. At December 31, 2013, 45.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 54.8% bore interest at fixed rates.

The weighted average yield at fair value on all of our debt investments as of March 31, 2014 and December 31, 2013 was approximately 15.7% and 16.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount and other deferred fees.

Investment Activity

During the three months ended March 31, 2014, we advanced an additional $0.6 million under delayed draw and line of credit facilities in three of our existing portfolio companies, closed $8.0 million of investment commitments in four new portfolio companies and one of our existing portfolio companies and closed on a $2.6 million CLO equity investment. During the three months ended March 31, 2013, we made a $1.0 million add-on investment in one of our existing portfolio companies and no investments in new portfolio companies.

During the three months ended March 31, 2014, we received $0.4 million in principal repayments due to amortization or prepayments. During the three months ended March 31, 2013, we did not receive principal repayments due to amortization or prepayments.

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

The following table shows the investment rankings of our income producing investments at fair value:

	As of March 31, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$9.5	11.8%	2	$9.5	13.6%	2
2	65.9	81.8%	21	54.6	78.7%	17
3	3.6	4.5%	1	3.8	5.5%	1
4	1.6	1.9%	1	1.5	2.2%	1
5	-	-	-	-	-	-
	$80.6	100.0%	25	$69.4	100.0%	21

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of March 31, 2014 and December 31, 2013, we had no loans on non-accrual.

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

Comparison of the Three Months Ended March 31, 2014 and 2013

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

Investment income for the three months ended March 31, 2014 totaled $3.0 million compared to investment income of $1.8 million for the three months ended March 31, 2013. Investment income for the three months ended March 31, 2014 was comprised of $2.5 million in cash interest, $0.3 million in PIK interest and $0.2 million in fees earned on the investment portfolio. Investment income for the three months ended March 31, 2013 was comprised of $1.4 million in cash interest, $0.3 million in PIK interest and $0.1 million in fees earned on the investment portfolio. The increase in investment income in the three months ended March 31, 2014 is attributable to a larger investment portfolio during the period as compared to the three months ended March 31, 2013.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

●	Interest expense and unused line fee;
●	the cost of calculating our net asset value, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of shares of our common stock and other securities;
●	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	transfer agent and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	brokerage commissions;
●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;
●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
●

other expenses incurred by JMP Credit Advisors LLC or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $1.0 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The slight decrease in operating expenses was due to lower interest expense and incentive management fee expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This was partially offset by higher general and administrative expenses and base management fees compared to the same period in 2013.

Interest expense was lower for the three months ended March 31, 2014 compared to the same period in 2013 since we did not have any debt outstanding. We used cash raised from our IPO in May 2013 to pay-off all indebtedness and to fund new investments since then. The only interest expense in the three months ended March 31, 2014 was unused line fees and the amortization of deferred financing costs.

The administrative services expense was $68,751 for the three months ended March 31, 2014 compared to $50,001 for the three months ended March 31, 2013. Under the administration agreement entered into between the Company and JMP Credit Advisors in conjunction with our initial public offering, JMP Credit Advisors agreed to cap the amounts payable by the Company to $275,000 during the first year of the agreement, through April 29, 2014. Accordingly, the administrative services expense for the three months ended March 31, 2014 was one fourth of the first year cap. The actual administrative services expense that would have been payable to JMP Credit Advisors for that period exceeded this proportionate share of the cap by approximately $80,000. Since the $275,000 cap expires after April 29, 2014, the Company has negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June, 30, September 30 and December 30, 2014.

The base management fee for the three months ended March 31, 2014 was $0.4 million compared to $0.1 million for the three months ended March 31, 2013. The increase is attributable to growth in the portfolio and a different base management fee calculation between the two periods (as described below). Incentive management fees for the three months ended March 31, 2014 were $35,488 compared to $0.3 million for the three months ended March 31, 2013. The decrease in incentive management fees is attributable to the large amount of equity raised in our IPO and the higher incentive fee hurdle to meet for the first year following the IPO (as described below). Other operating expenses included general and administrative expenses such as legal, accounting and valuation expenses. See the discussion below for more information on our base and incentive fee expenses.

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

●

Our investment adviser has agreed to permanently waive all or such portion of the incentive fee that it would otherwise collect from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle is based upon our initial public offering price of $15 times the number of shares of our common stock currently outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense for the three months ended March 31, 2014 totaled $35,488. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized appreciation of $177,442 in the quarter ended March 31, 2014 and net unrealized depreciation of $2,047,079 since the IPO.

The incentive fee expense also included the waiver of $263,172 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the three months ended March 31, 2014 but for the 9% minimum dividend yield waiver provision described above.

●

Only a portion of the 2013 periods (i.e., from May 2, 2013, the date of our initial public offering, to December 31, 2013) reflect the change in our historical expense structure for the items noted above as well as our operations as a public company. As a result, the full impact of such changes will be more evident in future periods.

Net Investment Income

For the three months ended March 31, 2014, net investment income was $2.1 million, or $0.34 per common share, compared to $0.8 million, or $0.65 per common share, for the three months ended March 31, 2013.

Net Realized Gains and Losses

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other interest income.

We did not recognize any realized gains or losses on our investments in the quarters ended March 31, 2014 and March 31, 2013, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $177 thousand for the three months ended March 31, 2014 and $515 thousand for the three months ended March 31, 2013.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $2.2 million for the three months ended March 31, 2014 and $1.3 million for the three months ended March 31, 2013. The increased amount for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily reflects the increase in net investment income described above, partially offset by the lower unrealized appreciation.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $8.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, primarily in connection with the funding of new investments. Our financing activities used cash of $1.8 million and $6.8 million, respectively, for the three months ended March 31, 2014 and 2013. Our financing activities for the three months ended March 31, 2014 were primarily in connection with dividends paid to shareholders. Our financing activities for the three months ended March 31, 2013 were primarily in connection with paying down our revolving credit facility.

Our liquidity and capital resources are derived from our credit facility proceeds, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2014 and December 31, 2013, we were in compliance with this requirement. Prior to our initial public offering, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the credit facility with JMP Group LLC and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2014 and December 31, 2013, we had cash of $8.8 million and $19.0 million, respectively.

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

As of March 31, 2014 and December 31, 2013, the outstanding balance on the Credit Facility was $0.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014, our only off-balance sheet arrangements consisted of $4.0 million of unfunded commitments to provide debt financing to two of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $4.6 million of unfunded commitments to provide debt financing to three of our portfolio companies.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in the Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Recent Developments

On April 24, 2014, the Company made a debt investment in Brite Media LLC totaling $10.0 million, of which $9.0 million was funded at closing.

On May 7, 2014, the Company refinanced its debt investment in Douglas Machines converting its subordinated debt into a senior secured term loan and issuing a $1.5 million revolver, of which $0.8 million was funded at closing.

The Company borrowed $4.8 million against the revolving credit facility through May 14, 2014.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2014, 13 of our loans or 45.9% of the fair value of our portfolio bore interest at floating rates. 11 of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended March 31, 2013, five loans or 32.8% of the fair value of the portfolio bore interest at floating rates. Two of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2014, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would have no impact on our net income as our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent increase. Likewise, a hypothetical decrease in LIBOR would have no impact on our net income as most of our loans are fixed rate and our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

 Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the quarter ended March 31, 2014, we issued a total of 20,180 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $289,206.

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

HARVEST CAPITAL CREDIT CORPORATION

Dated: May 14, 2014	/s/ Richard P. Buckanavage
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