Form 10-Q
period 2014-09-30
Harvest Capital Credit Corp
filed 2014-11-13
CIK 1559909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of November 11, 2014 was 6,211,237.

HARVEST CAPITAL CREDIT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements - (Unaudited)	1
	Statements of Assets and Liabilities as of September 30, 2014 and December 31, 2013	1
	Statements of Operations for the three months and nine months ended September 30, 2014 and September 30, 2013	2
	Statements of Changes in Net Assets for the nine months ended September 30, 2014 and September 30, 2013	3
	Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	4
	Schedules of Investments as of September 30, 2014 and December 31, 2013	5
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	36
SIGNATURES		35

i

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

Harvest Capital Credit Corporation

Statements of Assets and Liabilities

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $95,705,353 @ 9/30/14 and $68,241,970 @ 12/31/13)	$97,048,424	$69,012,300
Affiliated investments, at fair value (cost of $2,072,663 @ 9/30/14 and $2,062,107 @ 12/31/13)	1,488,141	1,540,176
Total investments, at fair value (cost of $97,778,016 @ 9/30/14 and $70,304,077 @ 12/31/13)	98,536,565	70,552,476

Cash	7,838,413	18,984,162
Interest receivable	636,922	449,902
Accounts receivable – other	7,222	11,344
Deferred financing costs	1,118,093	1,247,534
Other assets	191,379	99,833
Total assets	$108,328,594	$91,345,251

LIABILITIES:
Revolving line of credit	$14,000,000	$-
Accrued interest payable	44,527	35,521
Accounts payable and accrued expenses	1,538,651	556,892
Other liabilities	2,722,693	1,898,352
Total liabilities	18,305,871	2,490,765

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, and 6,205,256 issued and outstanding @ 9/30/14 and 6,148,227 issued and outstanding @ 12/31/13	6,205	6,148
Capital in excess of common stock	89,265,915	88,497,898
Net realized losses on investments	(10,757)	-
Net unrealized appreciation on investments	758,549	248,396
Undistributed (Distributions in excess of) net investment income	2,811	102,044
Total net assets	90,022,723	88,854,486
Total liabilities and net assets	$108,328,594	$91,345,251

Common stock issued and outstanding	6,205,256	6,148,227

Net asset value per common share	$14.51	$14.45

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Statements of Operations (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,609,688	$1,565,699	$7,720,977	$4,340,757
Cash - affiliated investments	55,768	56,210	166,756	165,554
PIK - non-affiliated/non-control investments	288,876	242,865	1,053,006	795,702
PIK - affiliated investments	27,267	14,396	81,467	42,611
Amortization of fees, discounts and premiums, net	642,849	172,385	1,072,629	550,950
Other interest income	292,970	-	376,822	-
Total interest income	3,917,418	2,051,555	10,471,657	5,895,574
Total investment income	3,917,418	2,051,555	10,471,657	5,895,574

Expenses:
Interest expense - revolving line of credit (related party)		-		627,568
Interest expense - revolving line of credit	30,217	-	60,645	-
Interest expense - unused line of credit (related party)		63,889		115,360
Interest expense - unused line of credit	100,883	-	303,715	-
Interest expense - deferred financing costs (related party)		10,882		35,786
Interest expense - deferred financing costs	64,707	-	190,644	-
Total interest expense	195,807	74,771	555,004	778,714

General and administrative	314,710	265,492	967,241	608,416
Base management fees	486,442	250,048	1,310,643	497,120
Incentive management fees	504,146	(83,264)	1,458,818	303,179
Administrative services expense	143,124	70,417	348,201	206,250
Total expenses	1,644,229	577,464	4,639,907	2,393,679
Less waivers:
Incentive fees waived (1)	-	-	(320,827)	-
Total net expenses	1,644,229	577,464	4,319,080	2,393,679

Net investment income	2,273,189	1,474,091	6,152,577	3,501,895

Net realized losses on investments	(13,874)		(10,757)	-
Net change in unrealized (depreciation) appreciation on investments	(242,822)	(360,137)	510,153	98,991
Total net unrealized and realized gains (losses) on investments	(256,696)	(360,137)	499,396	98,991

Net increase in net assets resulting from operations	$2,016,493	$1,113,954	$6,651,973	$3,600,886

Net investment income per share (basic and diluted)	$0.37	$0.24	$1.00	$0.91
Net increase in net assets resulting from net operations per share (basic & diluted)	$0.33	$0.18	$1.08	$0.93
Weighted average shares outstanding (basic) (2)	6,194,804	6,097,708	6,175,863	3,856,705
Weighted average shares outstanding (diluted) (2)	6,194,804	6,098,160	6,175,863	3,857,157
Dividends declared per common share (basic and diluted)	$0.34	$0.34	$1.01	$2.24

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

(2)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted as described in Note 1.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Statements of Changes in Net Assets (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Increase in net assets from operations:
Net investment income	$6,152,577	$3,501,895
Net realized losses on investments	(10,757)	-
Net change in unrealized appreciation on investments	510,153	98,991
Net increase in net assets resulting from operations	6,651,973	3,600,886

Distributions to shareholders (1):
Distributions from net investment income	(6,251,811)	(4,745,817)
Distributions from capital gains	-	-
Return of capital	-	-
Decrease in net assets resulting from shareholder distributions	(6,251,811)	(4,745,817)

Capital share transactions:
Issuance of common shares (net of offering costs of $25,000 (2) for 2014 and $798,667 for 2013)	(24,940)	70,527,832
Conversion of mezzanine equity to common shares		160,775
Reinvestment of dividends	793,015	440,813
Net increase in net assets from capital share transactions	768,075	71,129,420

Total increase in net assets	1,168,237	69,984,489
Net assets at beginning of period	88,854,486	19,806,327

Net assets at end of period	$90,022,723	$89,790,816

Capital share activity (common shares):
Shares sold (3)		4,918,788
Shares issued from reinvestment of dividends	57,029
Conversion of mezzanine shares to common shares (3)		20,485
Net increase in capital share activity (common shares)	57,029	4,939,273

Capital share activity (mezzanine equity):
Shares sold (3)		9,763
Conversion of mezzanine shares to common shares (3)		(20,485)
Net (decrease) increase in capital share activity (mezzanine equity)	-	(10,722)

(1)

Distributions for the nine months ended September 30, 2014 were in excess of net investment income in the amount of $99,234. Distributions for the nine months ended September 30, 2013 were comprised of $4,745,817 from net investment income. Of the $4,745,817 in distributions made during the nine months ended September 30, 2013, $816,229 were from earnings for the quarter ended December 31, 2012. See Dividends and Distributions Policy in Note 2.

(2)	Reimbursement to Harvest Capital Strategies of offering costs paid during the initial public offering.
(3)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted as described in Note 1.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,651,973	$3,600,886
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,134,473)	(838,313)
Net realized losses on investments	10,757	-
Net unrealized appreciation of investments	(510,153)	(98,991)
Amortization of fees, discounts and premiums, net	(1,072,629)	(549,235)
Amortization of deferred financing costs	190,644	35,786
Purchase of investments (net of loan origination and other fees)	(44,570,612)	(15,782,495)
Proceeds from principal payments	19,293,024	7,031,339
Changes in operating assets and liabilities
Increase in interest receivable	(187,020)	(155,978)
Increase in accounts receivable - other and other assets	(87,424)	(107,074)
Increase (decrease) in accrued interest payable	9,006	109,155
Increase in accounts payable and other liabilities	1,806,100	-

Net cash used in operating activities	(19,600,808)	(6,754,920)

Cash flows from financing activities:
Borrowings on revolving credit facility (related party)	-	2,000,000
Borrowings on revolving credit facility	21,800,000	-
Repayment of borrowings on revolving credit facility (related party)	-	(30,226,666)
Repayment of borrowings on revolving credit facility	(7,800,000)	-
Proceeds from the issuance of common stock	57	71,240,941
Offering expenses from the issuance of common stock and common units	(25,000)	(798,667)
Issuance of mezzanine equity	-	134,225
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $793,015 and $440,813, respectively)	(5,458,796)	(4,305,004)
Payment of deferred financing costs	(61,202)	(124,970)

Net cash provided by financing activities	8,455,059	37,919,859

Net (decrease) increase in cash during the period	(11,145,749)	31,164,939

Cash at beginning of period	18,984,162	7,639,801

Cash at end of period	$7,838,413	$38,804,740

Non-cash operating activities:
Purchase of investments (net of loan origination and other fees)	$(4,500,000)	$-
Proceeds from principal payments	$4,500,000	$-

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$793,015	$440,813

Supplemental disclosures of cash flow information:
Cash paid during the period for interest (related party)	$-	$984,027
Cash paid during the period for interest	$355,354	$-

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation

Schedule of Investments

(as of September 30, 2014)

(unaudited)

Portfolio Company	Investment (1) (2)	Origination Date	Outstanding Principal	Cost	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Capital Equipment Reseller

Lanco Acquisition, LLC (3.7%)*	Senior Secured Term Loan, due 06/12/2018	6/13/2014	796,500	773,854	773,854
	(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

	Senior Secured Term Loan, due 03/12/2019		2,312,551	2,246,114	2,246,114
	(15.00%; 12.50% Cash/2.50% PIK)

	Revolving Line of Credit		350,000	330,658	330,658
	(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

	Common Equity Warrants			42,000	25,669
	(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc. (1.1%)*	Senior Secured Term Loan, due 02/15/2021	1/29/2014	995,000	995,577	976,344
	(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc. (6.7%)*	Senior Secured Term Loan, due 01/13/2020	1/13/2014	992,721	983,646	998,925
	(7.75%; LIBOR +6.50% with 1.25% LIBOR floor)

	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,971,746	5,075,000
	(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,931,598	6,931,598
(Arsloane Acquisition) (7.7%)*	(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company (6.2%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,871,936	4,851,858	4,920,654
	(17.00%; the greater of 17.00% (13.00% Cash/4.00% PIK)
	or LIBOR +13.50% (9.50% Cash/4.00% PIK))

	Common Equity Warrants			-	636,572
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (4.3%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,672,812	3,357,588	3,672,812
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	200,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (6.4%)*(3)	Junior Secured Subordinated Debt, due 11/02/2015	10/30/2013	6,264,170	6,104,841	5,723,193
	(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (5.2%)*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,410,133	4,317,313	4,317,313
	(13.50% Cash)

	Revolving Line of Credit		300,000	300,000	300,000
	(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

	Common Equity Warrants			12,500	98,075
	(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC (9.9%)*	Senior Secured Debt, due 12/31/2017	9/29/2014	8,450,000	8,389,834	8,389,834
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

	Revolving Line of Credit		500,000	500,000	500,000
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC (5.2%)*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,812,659	4,740,371	4,684,093
	(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals) (2.2%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,828,752	1,993,099
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.7%)*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	1,500,000	1,463,990	1,500,000
	(15.00% Cash)

WBL SPE II, LLC (3.3%)*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	3,007,547	2,985,670	3,007,546
	(15.00% Cash)

World Business Lenders, LLC (0.2%)*	Common Equity	12/23/2013		200,000	218,910
	(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.8%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,189,658	5,100,766	5,189,658
	(14.75%; 12.00% Cash/2.75% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc. (5.6%)	Senior Secured Term Loan, due 09/15/2018	9/30/2014	5,000,000	5,000,000	5,000,000
	(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (5.1%)*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,095,329	3,404,945	3,602,892
	(13.00% Cash)

	Revenue Linked Security			860,877	951,593

Safety Consulting Services

Safety Services Acquisition Corp. (6.6%)*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,678,341	5,595,224	5,678,341
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	230,118
	(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue, LLC (6.2%)*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,333,954	5,289,041	5,333,954
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	210,456
	(0.391% of fully diluted common equity)

Speciality Advertising

Brite Media LLC (6.6%)*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,925,000	5,843,510	5,843,510
	(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

	Revolving Line of Credit		-	-	-
	(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

	Common Equity			100,000	121,586
	(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd. (2.6%)*	CLO Subordinated Notes	3/7/2014	2,342,100	2,342,100	2,342,100

Surveying & Engineering Services

SISD, Inc. (Garden State) (1.3%)*	Senior Secured Debt, due 03/1/2019	12/4/2013	1,003,833	937,555	1,073,833
	(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

	Common Equity Warrants			58,240	100,000
	(4.0% of fully diluted common equity)

Technology - Software

Applied Systems, Inc. 2nd Lien (0.6%)*	Junior Secured Term Loan, due 01/22/2022	1/15/2014	500,000	496,481	500,100
	(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (3.8%)*	Senior Secured Term Loan, due 07/31/2017	8/2/2013	3,890,223	3,772,432	3,350,020
	(18.19%; LIBOR + 15.00% Cash/3.00% PIK)

	Common Equity Warrants			77,522	-
	(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies			96,194,467	95,705,353	97,048,424

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (1.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,746,707	$1,630,865	$1,488,141
	(18.93%; LIBOR +12.50% Cash/3.29% PIK/2.97% Supplemental PIK)

	Common Equity			290,284	-
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	-
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies			1,746,707	2,072,663	1,488,141

Total Investments as of September 30, 2014 (100.7%)*			$97,941,174	$97,778,016	$98,536,565

*	Value as a percentage of our net assets
(1)

Debt investments, the CLO subordinated notes and the revenue linked security are income producing. Common equity and all warrants are non-income producing. All investments other than Atrium Innovations, Inc., LNB Construction, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

(2)

For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)	CRS Reprocessing, LLC is on non-accrual status effective for the period ending September 30, 2014.

Harvest Capital Credit Corporation

Schedule of Investments

(as of December 31, 2013)

Portfolio Company	Investment (1) (2)	Origination Date	Outstanding Principal	Cost	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Document and Information Solutions

Arsloane Acquisition, LLC	Junior Secured Term Loan, due 10/01/2020	10/8/2013	4,500,000	4,437,666	4,437,666
(Pitney Bowes) (5.0%)*	(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company (5.4%)*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,727,077	4,675,204	4,727,077
	(17.00%; the greater of 17.00% (13.00% Cash/4.00% PIK)
	or LIBOR +13.50% (9.50% Cash/4.00% PIK))

	Common Equity Warrants			-	59,817
	(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc. (4.0%)*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,376,137	3,278,290	3,376,137
	(20.00%; 17.00% Cash/3.00% PIK)

	Options to Purchase Common Equity			193,750	200,000
	(16.5% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (6.8%)*	Junior Secured Subordinated Debt, due 11/02/2015	10/30/2013	6,123,783	6,060,086	6,060,086
	(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp. (4.9%)*	Junior Secured Subordinated Debt, due 04/6/2017	4/6/2012	4,257,840	4,161,840	4,257,840
	(16.00%; 12.50% Cash/3.50% PIK)

	Common Equity Warrants			12,500	65,650
	(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC (5.4%)*	Senior Secured Debt, due 12/31/2017	12/31/2013	4,650,000	4,560,167	4,560,167
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

	Revolving Line of Credit	12/31/2013	200,000	200,000	200,000
	(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC (5.5%)*	Junior Secured Subordinated Debt, due 10/04/2018	10/4/2013	5,000,000	4,928,297	4,928,297
	(12.00%; LIBOR + 10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals) (2.3%)*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,759,799	2,000,000
	(18.00%; 15.00% Cash/3.00% Accommodation Fee)

	Common Equity Warrants (Christals Acquisition, LLC)			35,000	-
	(2.0% of fully diluted common equity)

	Common Equity Warrants (Christals Parent, LLC)			70,000	-
	(8.0% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC (1.4%)*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	1,250,000	1,203,283	1,203,283
	(15.00% Cash)

WBL SPE II, LLC (1.7%)*	Senior Secured Term Loan, due 12/23/2016	12/23/2013	1,500,000	1,477,500	1,477,500
	(15.00% Cash)

World Business Lenders, LLC (0.2%)*	Common Equity	12/23/2013		200,000	200,000
	(0.4% of fully diluted common equity)

Pawn Retail Outlets

Pawn Plus, Inc. (4.1%)*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,804,398	3,581,164	3,647,159
	(17.00%; the greater of 17.00% (15.00% Cash/2.00% PIK)
	or LIBOR +14.50% (12.50% Cash/2.00% PIK))

	Common Equity Warrants			133,524	-
	(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet) (5.7%)*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,082,919	4,980,815	5,030,676
	(14.75%, 12.00% Cash/2.75% PIK)

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC (1.7%)*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,535,043	1,544,828
	(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC (4.7%)*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,264,569	3,441,121	3,441,121
	(13.00% Cash)

	Revenue Linked Security			758,061	758,061

Safety Consulting Services

Safety Services Acquisition Corp. (6.6%)*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,572,028	5,503,043	5,572,028
	(15.0%; 12.50% Cash/2.50% PIK)

	Preferred Equity			100,000	303,745
	(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue (6.1%)*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,253,886	5,203,886	5,203,886
	(14.50%; 12.50% Cash/2.00% PIK)

	Common Equity			100,000	176,567
	(0.391% of fully diluted common equity)

Surveying & Engineering Services

SISD, Inc. (Garden State) (1.1%)*	Senior Secured Debt, due 03/1/2019	12/4/2013	1,001,167	919,513	919,513
	(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

	Common Equity Warrants			58,240	58,240
	(4.0% of fully diluted common equity)

Urgent Care Facility Operator

Infinite Aegis Group, LLC (4.3%)*	Senior Secured Term Loan, due 07/31/2017	8/2/2013	4,000,000	3,850,406	3,792,496
	(15.00%; LIBOR + 15.00% with no floor)

	Common Equity Warrants			77,522	55,435
	(3% of fully diluted common equity)

Water Treatment Solutions

EWT Holdings III Corp. 1st Lien (0.8%)*	Senior Secured Term Loan, due 01/15/2021	12/12/2013	750,000	746,250	755,025
	(4.75%; LIBOR + 3.75% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies				68,241,970	69,012,300

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex (1.7%)*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	$1,767,338	$1,620,309	$1,515,896
	(15.79%; LIBOR + 12.50% Cash/3.29% PIK)

	Common Equity			290,284	12,299
	(6.34% of fully diluted common equity)

	Common Equity Warrants			151,514	11,981
	(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies				2,062,107	1,540,176

Total Investments as of December 31, 2013 (79.4%)*				$70,304,077	$70,552,476

*	Value as a percentage of our net assets
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

Harvest Capital Credit Corporation

Notes to Unaudited Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation (“HCAP”) was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ending December 31, 2013.

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

Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but 25% or less, of the outstanding voting securities of an investee company. Twenty-four of the Company’s investments were classified as non-control/non-affiliated investments as of September 30, 2014 and twenty of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2013. One of the Company’s investments was classified as affiliated as of September 30, 2014 and December 31, 2013, respectively.

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

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The deferred equity offering costs consist of legal fees and other costs incurred by the Company in conjunction with raising external capital and are recognized as an asset and recorded as a reduction to contributed capital when the Company raises equity. The balance of deferred financing costs as of September 30, 2014 and December 31, 2013 was $1,118,093 and $1,247,534, respectively. Amortization expense relating to deferred debt issuance costs during the three months ended September 30, 2014 and the three months ended September 30, 2013 was $64,707 and $10,882, respectively. Amortization expense relating to deferred debt issuance costs during the nine months ended September 30, 2014 and the nine months ended September 30, 2013 was $190,644 and $35,786, respectively. Amortization expense of $10,882 and $35,786 recognized during the three and nine months ended September 30, 2013, respectively relates to the acceleration of deferred debt issuance costs related to the extinguishment of the senior secured revolving credit facility with JMP Group LLC. The amortization expense relating to the deferred equity offering costs during the three months ended September 30, 2014 and the three months ended September 30, 2013 was none. The amortization expense relating to the deferred equity offering costs during the nine months ended September 30, 2014 and the nine months ended September 30, 2013 was $0 and $48,667, respectively.

Other Liabilities

Other liabilities as of September 30, 2014 consisted of one debt investment totaling $2.0 million that had not closed as of September 30, 2014 and other miscellaneous accrued expenses. Other liabilities as of December 31, 2013 consisted of one debt investment totaling $0.8 million that had not closed as of December 31, 2013, a $0.3 million principal and interest reserve that was held at closing on one of our debt investments that closed in the fourth quarter of 2013 and $0.8 million that was held at closing on one of our debt investments that closed in the fourth quarter of 2013 and other miscellaneous accrued expenses.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date.  Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax character of distributions is made on an annual (full calendar-year) basis. The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.  Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. No action is required on the part of a registered stockholder to have their cash dividend or other distribution reinvested in shares of our common stock.

Income Taxes

HCC LLC was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes was made for periods prior to the initial public offering in the accompanying financial statements, as each member of HCC LLC was individually responsible for reporting income or loss, to the extent required by federal income tax laws and regulations, based upon its respective share of HCC LLC's revenues and expenses as reported for income tax purposes. Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for RIC tax treatment, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

During the quarter ended September 30, 2014, the Company declared dividends totaling $0.3375 per share. The determination of whether the Company’s distributions are paid out of earnings or constitute a return of capital is made annually as of the end of the Company’s fiscal year based on its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. The Company recognizes the financial statement benefit of a tax position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of September 30, 2014. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011, 2012 and 2013 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011, 2012 and 2013 state tax years for HCC LLC remain subject to examination by the California Franchise Tax Board.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. The Company has adopted this standard for its fiscal year ending December 31, 2014. The adoption resulted in no additional disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted. The Company is currently evaluating the potential impact on our financial statements, as well as the available transition methods.

In August 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update apply to all entities and will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated statement of assets and liabilities, results of operations or cash flows.

Note 3. Borrowings

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

As of September 30, 2014 and December 31, 2013, the outstanding balance on the Credit Facility was $14.0 million and $0, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 35.7% and 38.3% of total debt investments outstanding as of September 30, 2014 and December 31, 2013, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 20.3% and 43.9% of total loan interest and fee income for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively. Interest income from the five largest investments accounted for approximately 19.1% and 34.7% of total loan interest and fee income for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the three months and nine months ended September 30, 2014.

		Offering price	Proceeds from
	Shares Issued	per share	shares issued

Dividend reinvestment plan	17,287	13.40	$231,573
Total for the three months ended September 30, 2014	17,287	$13.40	$231,573

Dividend reinvestment plan	57,029	13.91	$793,015
Total for the Nine Months ended September 30, 2014	57,029	$13.91	$793,015

As of September 30, 2014, the Company had warrants outstanding to purchase an aggregate of 338,841 shares of its common stock. Each warrant is exercisable at any time, but no later than its expiration date, which, depending on the warrant, ranges from October 27, 2014 to June 22, 2015. Each warrant has an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock.

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

As of September 30, 2014 and December 31, 2013, unfunded commitments totaled $9.0 million and $5.3 million, respectively, and their estimated fair values on such dates were $9.0 million and $5.2 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 or December 31, 2013.

There were none and one transfers from level 3 to level 2 of the fair value hierarchy for the three months and nine months ended September 30, 2014 due to increased quoted market prices available from market makers for the financial instrument.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Values as of September 30, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$7,550,368	$90,986,197	$98,536,565
	$-	$7,550,368	$90,986,197	$98,536,565

	Fair Values as of December 31, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Investments	$-	$755,025	$69,797,451	$70,552,476
	$-	$755,025	$69,797,451	$70,552,476

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2014 and December 31, 2013:

Type of Investment	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Debt investments	$85,851,118	Bond Yield	Risk adjusted discount factor	6.0% - 20.0%	15.2%

		Market	EBITDA multiple	3.8x - 11.0x	6.2x

		Income	Weighted average cost of capital	3.3% - 27.5%	13.4%
			Expected principal recovery	100.0%	N/A

Equity investments	$1,841,386	Market	EBITDA multiple	3.8x - 11.0x	6.2x

		Income	Weighted average cost of capital	3.3% - 28.0%	13.4%

CLO equity	$2,342,100	Bond Yield	Risk adjusted discount factor	14.4%	14.4%

Royalty security	$951,593	Bond Yield	Risk adjusted discount factor	19.1%	19.1%

Type of Investment	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Debt investments	$67,895,656	Bond Yield	Risk adjusted discount factor	12.9% - 25.0%	15.9%

		Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	13.0% - 20.0%	16.3%
			Expected principal recovery	100.0%	N/A

Equity investments	$1,143,734	Market	EBITDA multiple	4.1x - 11.0x	6.2x

		Income	Weighted average cost of capital	13.0% - 20.0%	16.3%

Royalty security	$758,061	Bond Yield	Risk adjusted discount factor	21.0%	21.0%

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Nine Months
	Ended	Year Ended
	September 30, 2014	December 31, 2013

Fair value of portfolio, beginning of period	$69,797,451	$38,024,042
New investments	39,483,895	38,829,968
Principal payments received	(16,026,253)	(7,300,995)
Loan origination and other fees received	(959,760)	(1,651,274)
Payment in kind interest earned	1,134,473	1,125,511
Accretion of deferred loan origination fees/discounts	1,085,062	818,904
Transfer (to) from level 2	(4,034,203)	1,544,828
Realized losses on investments	(16,343)	-
Unrealized appreciation (depreciation) on investments	521,875	(1,593,533)
Fair value of portfolio, end of period	$90,986,197	$69,797,451

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

The post- initial public offering incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense, net of fees waived under the waiver agreement, for the three and nine months ended September 30, 2014 totaled $504,146 and $1,137,991, respectively. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $242,822 for the quarter ended September 30, 2014 and net unrealized depreciation of $1,714,368 since our initial public offering.

The incentive fee expense also included the waiver of $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended March 31, 2014 but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense was $990,588 and $166,784 for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively. Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement, was $2,769,461 and $800,299 for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Accrued management fees were $1.2 million and $0.4 million as of September 30, 2014 and December 31, 2013, respectively.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group Inc. The agreement provided that JMPCA would provide all of HCC LLC’s administrative services including loan operations, accounting and recordkeeping and shareholders services. JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement. There was a $200,000 cap for reimbursement during the first twelve months of the agreement. In conjunction with the initial public offering, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement were capped such that amounts payable to JMPCA would not exceed $275,000 during the first year of the term of the administration agreement. Since the $275,000 cap expired on April 29, 2014, the Company has negotiated a new cap with JMPCA of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. Total administrative services expense was $143,124 and $70,417 for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively. Total administrative services expense was $348,201 and $206,250 for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. Accrued administrative services fees were $143,125 and $22,917 as of September 30, 2014 and December 31, 2013, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC’s offering of up to $30.0 million of capital commitments. JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation. The Company did not record any commission during the three month and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 owed to the related party in connection with securing capital commitments. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP’s initial public offering for which it received an estimated $420,000 of compensation.

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

Note 8: Commitments and Contingencies

At September 30, 2014, the Company had a total of $9.0 million in unfunded commitments comprised of $3.5 million and $1.0 million of delayed draws that had not been fully drawn and expire on December 31, 2014 and April 1, 2015, respectively, and $2.5 million of unfunded revolving line of credit commitments on four of the Company’s debt investments, and $2.0 million of a loan that had not closed as of September 30, 2014.

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of FASB ASC 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2014, and 452 potentially dilutive common shares issued as of December 31, 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net increase in net assets resulting from operations	$2,016,493	$1,113,954	$6,651,973	$3,600,886
Weighted average shares outstanding (basic) (1)	6,194,804	6,097,708	6,175,863	3,856,705
Weighted average shares outstanding (diluted) (1)	6,194,804	6,098,160	6,175,863	3,857,157
Net increase in net assets resulting from operations per share (basic) (1)	$0.33	$0.18	$1.08	$0.93
Net increase in net assets resulting from operations per share (diluted) (1)	$0.33	$0.18	$1.08	$0.93

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

Note 10: Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

	Three Months	Three Months	Nine Months		Nine Months
	Ended	Ended	Ended		Ended
	September 30, 2014	September 30, 2013	September 30, 2014		September 30, 2013

Per share data:
Net asset value at beginning of period	$14.52	$14.85	$14.45		$16.89
Net investment income	0.37	0.24	0.99		0.91
Realized losses on investments	-	-	-		-
Net unrealized appreciation (depreciation) on investments	(0.04)	(0.06)	0.08		0.02
Net increase in net assets from operations	0.33	0.18	1.07		0.93
Distributions from net investment income (1)	(0.34)	(0.34)	(1.02)		(2.24)
Distributions from capital gains (1)	-	-	-		-
Return of capital (1)	-	-	-		-
Effect of shares issued, net of offering expenses	-	-	-		(0.89)
Net asset value at end of period	$14.51	$14.69	$14.50		$14.69
Net assets at end of period	90,022,723	89,790,816	90,022,723		89,790,816
Shares outstanding at end of period (2)	6,205,256	6,111,961	6,205,256		6,111,961
Weighted average shares outstanding (2)	6,194,804	6,097,708	6,175,863		3,856,705
Per share market value at end of period	$13.15	$15.02	$13.15		$15.02

Ratios and Supplemental data:
Total Return (3)	2.42%	1.19%	7.71%		(0.51%)
Average Net Assets	$90,038,716	$90,133,783	$89,503,649		$56,384,493
Ratio of expenses to average
Net assets (annualized)	7.30%	2.56%	6.43	%(4)	5.66%
Ratio of net investment income to average Net assets (annualized)	10.10%	6.54%	9.17%		8.28%
Incentive management fees

(1)

Distributions for the nine months ended September 30, 2014 were in excess of net investment income in the amount of $99,234. Distributions for the nine months ended September 30, 2013 were comprised of $4,745,817 from net investment income. Of the $4,745,817 in distributions made during the nine months ended September 30, 2013, $816,229 were from earnings for the quarter ended December 31, 2012. See Dividends and Distributions Policy in Note 2.

(2)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.99 shares for each unit. See Note 1.
(3)	Total return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. Dividends and distributions are assumed for purposes of these calculations to be reinvested at prices obtained under the Fund’s dividend reinvestment plan.
(4)	Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 47 basis points on an annualized basis.

Note 11: Subsequent Events

On October 3, 2014, the Company made a $1.5 million investment in Bridgewater Engine Ownership III, LLC. The investment is comprised of a $1.5 million senior secured term loan.

On October 7, 2014, the Company made a $3.0 million debt investment in Flavors Holdings, Inc.. The investment is comprised of a junior secured term loan.

On October 8, 2014, the Company sold its $1.0 million first-lien term-loan investment in North Atlantic Trading Company, Inc. at a price of 99.75% of par.

On October 21, 2014, the Company made an additional $0.5 million investment in Infinite Aegis Group, LLC. The investment is comprised of the last out tranche of a senior secured term loan.

On October 29, 2014, the Company made a $4.0 million debt investment in SourceHOV LLC. The investment is comprised of a junior secured term loan.

On October 31, 2014, the Company was the Lead Arranger for a $20.0 million junior secured subordinated term loan provided to FOX Rent A Car, Inc. The Company syndicated a portion of the investment maintaining a final hold of $10.0 million.

On October 31, 2014, the Company received a full repayment at par, plus a 1% prepayment fee on its $4.9 million debt investment in Rostra Tool Company. The Company also received $0.6 million for its warrant. The Company generated an IRR of 25% on this investment.

On October 31, 2014, the Company received a full repayment at par, plus a 2% prepayment fee and 5% exit fee on its $1.0 million debt investment in SISD, Inc. (Garden State). The Company also received $0.1 million for its warrants. The Company generated an IRR of 43% on this investment.

On November 6, 2014, the Company declared monthly distributions of $0.1125 per share payable on each of November 28 and December 24, 2014, and January 29, 2015.

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

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013, raising $51.0 million in gross proceeds. On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the initial public offering underwriters’ overallotment option. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC (“HCC LLC”) in a merger whereby the outstanding limited liability company membership interests were converted into shares of our common stock and we assumed and succeeded to all of HCC LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of its 2,266,974 outstanding membership interests in connection with the merger. HCC LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements for periods prior to the initial public offering presented in this Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of HCC LLC.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify for RIC tax treatment, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of September 30, 2014, we had $98.5 million (at fair value) invested in 25 companies. As of September 30, 2014, our portfolio included approximately 52.7% of senior secured term loans, 42.1% of junior secured term loans, 1.9% of equity investments, 2.4% of CLO equity investments and 0.9% of a royalty security at fair value.

We completed 2013 with $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio included approximately 35.6% of senior secured term loans, 61.7% of junior secured term loans, 1.6% of equity investments and 1.1% of a royalty security at fair value.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through senior secured and junior secured term loans, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of September 30, 2014 and December 31, 2013 was as follows:

	As of September 30, 2014		As of December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$52,140,907	$51,962,942	$24,899,206	$25,101,714
Junior Secured	41,003,322	41,438,544	43,224,476	43,548,968
Equity	1,430,810	1,841,386	1,422,334	1,143,733
CLO Equity	2,342,100	2,342,100	-	-
Royalty Securities	860,877	951,593	758,061	758,061
Total Investments	$97,778,016	$98,536,565	$70,304,077	$70,552,476

At September 30, 2014, our average portfolio company investment at amortized cost and fair value was approximately $3.9 million and $3.9 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $8.9 million and $8.9 million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.4 million and $3.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $6.1 million and $6.1 million, respectively.

At September 30, 2014, 57.1% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 42.9% bore interest at fixed rates. At December 31, 2013, 45.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 54.8% bore interest at fixed rates.

The weighted average yield at fair value on all of our debt investments as of September 30, 2014 and December 31, 2013 was approximately 15.4% and 16.6%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount and other deferred fees.

Investment Activity

During the three months ended September 30, 2014, we closed $21.2 million of investment commitments in one new portfolio company and four of our existing portfolio companies. During the three months ended September 30, 2013, we closed $13.3 million of investment commitments in two new portfolio companies and one existing portfolio company.

During the nine months ended September 30, 2014, we advanced an additional $0.3 million under delayed draw and line of credit facilities in one of our existing portfolio companies, closed $49.8 million of investment commitments in seven new portfolio companies and seven of our existing portfolio companies and closed on a $2.6 million CLO equity investment. During the nine months ended September 30, 2013, we advanced an additional $1.5 million under a line of credit facility in one of our existing portfolio companies and closed $19.3 million of investment commitments in three new portfolio companies and one of our existing portfolio companies.

During the three months ended September 30, 2014, we received a $10.0 million payoff at par for three portfolio company investments and sold one portfolio company investment at $2.0 million. Additionally, we received $0.8 million in principal repayments due to amortization or prepayments and $0.3 million in repayments on revolving lines of credit. During the three months ended September 30, 2013, we received a $2.5 million payoff at par for one portfolio company investment. Additionally, we received $43.1 thousand in principal repayments due to amortization or prepayments.

During the nine months ended September 30, 2014, we received a $14.3 million payoff at par for four portfolio company investments and sold three portfolio company investments at $6.6 million. Additionally, we received $2.1 million in principal repayments due to amortization or prepayments and $1.1 million in repayments on revolving lines of credit. During the nine months ended September 30, 2013, we received a $6.7 million payoff at par for two portfolio investments, a $0.1 million exit fee for one portfolio investment and $0.1 million in principal repayments due to amortization.

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

The following table shows the investment rankings of our income producing investments at fair value:

	As of September 30, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	20.5	21.1%	6	$9.5	13.6%	2
2	63.7	65.9%	14	54.6	78.7%	16
3	5.3	5.5%	2	3.8	5.5%	1
4	7.2	7.5%	2	1.5	2.2%	1
5				-	-	-
	$96.7	100.0%	24	$69.4	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of September 30, 2014 and December 31, 2013, we had one loan on non-accrual status and no loans on non-accrual, respectively.

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

Comparison of the Three Months and Nine Months Ended September 30, 2014 and 2013

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

Investment income for the three months ended September 30, 2014 totaled $3.9 million compared to investment income of $2.1 million for the three months ended September 30, 2013. Investment income for the three months ended September 30, 2014 was comprised of $2.7 million in cash interest, $0.3 million in PIK interest, $0.6 million in fees, discounts and premiums on the investment portfolio and $0.3 million other interest income. Investment income for the three months ended September 30, 2013 was comprised of $1.6 million in cash interest, $0.3 million in PIK interest and $0.2 million in fees, discounts and premiums on the investment portfolio. The increase in investment income in the three months ended September 30, 2014 is attributable to a larger investment portfolio during the period as compared to the three months ended September 30, 2013.

Investment income for the nine months ended September 30, 2014 totaled $10.5 million compared to investment income of $5.9 million for the nine months ended September 30, 2013. Investment income for the nine months ended September 30, 2014 was comprised of $7.9 million in cash interest, $1.1 million in PIK interest, $1.1 million in fees, discounts and premiums on the investment portfolio and $0.4 million other interest income. Investment income for the nine months ended September 30, 2013 was comprised of $4.5 million in cash interest, $0.8 million in PIK interest and $0.6 million in fees, discounts and premiums on the investment portfolio. The increase in investment income in the nine months ended September 30, 2014 is attributable to a larger investment portfolio during the period as compared to the nine months ended September 30, 2013.

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

Operating expenses, net of fees waived under the waiver agreement, totaled $1.6 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to higher base management fees, incentive management fees and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Operating expenses, net of fees waived under the waiver agreement, totaled $4.3 million for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to higher base management fees, incentive management fees and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2014.

Interest expense was higher for the three months and nine months ended September 30, 2014 compared to the same periods in 2013 due to a higher average debt outstanding balance. We used cash raised from our initial public offering in May 2013 to pay-off all indebtedness and to fund new investments since then and have borrowed against our Credit Facility (defined below) in the second and third quarters of 2014.

The administrative services expense was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2014 compared to $0.1 million and $0.2 million for the three months and nine months ended September 30, 2013. The Company negotiated a new fee cap under the administration agreement with JMP Credit Advisors that limits the amounts payable by the Company to $150,000 for each of the quarters ending September 30 and December 30, 2014. For the period from our initial public offering to April 29, 2014, the fee cap under the adminstraion agreement with JMP Credit Advisors was $275,000.

The base management fee for the three months and nine months ended September 30, 2014 was $0.5 million and $1.3 million compared to $0.3 million and $0.5 million for the three months and nine months ended September 30, 2013. The increase is attributable to growth in the portfolio and a different base management fee calculation between the comparative periods (as described below). Incentive management fees, net of fees waived under the waiver agreement, for the three months and nine months ended September 30, 2014 were $0.5 million and $1.1 million compared to $(0.1) million and $0.3 million for the three months and nine months ended September 30, 2013. The increase in incentive management fees is attributable to the unrealized appreciation during the three months and nine months ended September 30, 2014 and exceeding the income incentive fee hurdle for the period of time following the expiration of the incentive management fee waiver (discussed below) through the end of the third quarter of 2014. See the discussion below for more information on our base and incentive fee expenses.

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

●

Our investment adviser agreed to permanently waive all or such portion of the incentive fee that it would otherwise collect from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle is based upon our initial public offering price of $15 times the number of shares of our common stock currently outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense, net of fees waived under the waiver agreement, for the three and nine months ended September 30, 2014 totaled $504,146 and $1,137,991 respectively. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $242,822 in the quarter ended September 30, 2014 and net unrealized depreciation of $1,714,368 since the initial public offering.

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

Net Investment Income

For the three months and nine months ended September 30, 2014, net investment income was $2.3 million and $6.2 million, respectively, compared to $1.5 million and $3.5 million for the three months and nine months ended September 30, 2013, respectively. For the three months and nine months ended September 30, 2014, net investment income per share was $0.37 and $1.00, respectively, compared to $0.24 and $0.91 for the three months and nine months ended September 30, 2013, respectively. The increase in net investment income for the three months and nine months ended September 30, 2014 compared to September 30, 2013 is primarily attributable to a larger investment portfolio.

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

We recognized realized losses of $13,874 and 10,757 for the three months and nine months ended September 30, 2014, respectively. We did not recognize any realized gains or losses on our investments for the three months and nine months ended September 30, 2013, respectively.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.2) million and $0.5 million for the three months and nine months ended September 30, 2014, respectively, and $(0.3) million and $0.1 million for the three months and nine months ended September 30, 2013, respectively.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $2.0 million and $6.7 million for the three months and nine months ended September 30, 2014, respectively, and $1.1 million and $3.6 million for the three months and nine months ended September 30, 2013, respectively. The increased amount for the three months and nine months ended September 30, 2014 compared to the three months and nine months ended September 30, 2013 primarily reflects the increase in net investment income and unrealized appreciation described above.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $19.6 million and $6.8 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $8.5 million and cash of $37.9 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Our financing activities for the nine months ended September 30, 2014 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. Our financing activities for the nine months ended September 30, 2013 were primarily in connection with proceeds received from our inital public offering, partially offset by paying down amounts outstanding under the JMP Facility (defined below).

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2014 and December 31, 2013, we were in compliance with this requirement. Prior to our initial public offering, and our election to be treated as a BDC, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the JMP Facility (defined below) and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of September 30, 2014 and December 31, 2013, we had cash of $7.8 and $19.0 million, respectively. Additionally, as of September 30, 2014 and December 31, 2013, we had undrawn availability on our Credit Facility of $27.5 million and $32.1 million, respectively.

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

On October 29, 2013, in conjunction with securing and entering into the Credit Facility, which, among other things, provides the Company with increased commitments, the Company terminated its senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”). The JMP Facility had been entered into between HCC LLC and JMP Group LLC as of August 24, 2011. On March 25, 2013, in advance of the initial public offering, HCC LLC and HCAP entered into an amendment to the JMP Facility with JMP Group LLC. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the JMP Facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the JMP Facility. Under the JMP Facility, as so amended, the Company was required to pay JMP Group an amendment fee in the amount of $100,000 if the amended facility was not terminated and repaid in full within 30 days of the date of the amendment. When the amended facility was not terminated and repaid in full within this period, however, JMP Group agreed to waive the amendment fee that the Company was otherwise required to pay. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Credit Facility was $14.0 and $0, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, our off-balance sheet arrangements consisted of $4.5 million of unfunded delayed draw commitments to provide debt financing to two of our portfolio companies and $2.5 million of unfunded revolving line of credit commitments to four of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $4.6 million of unfunded commitments to provide debt financing to three of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. If we qualify for RIC tax treatment, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders. In this regard, of the $4,672,460 in distributions from our initial public offering on May 2, 2013, to December 31, 2013, $445,303 represented a return of capital.

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

Recent Developments

On October 3, 2014, the Company made a $1.5 million investment in Bridgewater Engine Ownership III, LLC. The investment is comprised of a $1.5 million senior secured term loan.

On October 7, 2014, the Company made a $3.0 million debt investment in Flavors Holdings, Inc.. The investment is comprised of a junior secured term loan.

On October 8, 2014, the Company sold its $1.0 million first-lien term-loan investment in North Atlantic Trading Company, Inc. at a price of 99.75% of par.

On October 21, 2014, the Company made an additional $0.5 million investment in Infinite Aegis Group, LLC. The investment is comprised of the last out tranche of a senior secured term loan.

On October 29, 2014, the Company made a $4.0 million debt investment in SourceHOV LLC. The investment is comprised of a junior secured term loan.

On October 31, 2014, the Company was the Lead Arranger for a $20.0 million junior secured subordinated term loan provided to FOX Rent A Car, Inc. The Company syndicated a portion of the investment maintaining a final hold of $10.0 million.

On October 31, 2014, the Company received a full repayment at par, plus a 1% prepayment fee on its $4.9 million debt investment in Rostra Tool Company. The Company also received $0.6 million for its warrant. The Company generated an IRR of 25% on this investment.

On October 31, 2014, the Company received a full repayment at par, plus a 2% prepayment fee and 5% exit fee on its $1.0 million debt investment in SISD, Inc. (Garden State). The Company also received $0.1 million for its warrants. The Company generated an IRR of 43% on this investment.

On November 6, 2014, the Company declared monthly distributions of $0.1125 per share payable on each of November 28 and December 24, 2014, and January 29, 2015.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months and nine months ended September 30, 2014, thirteen of our loans, or 52.0% of the fair value of our portfolio, bore interest at floating rates. Twelve of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months and nine months ended September 30, 2013, five loans, or 31.9% of the fair value of the portfolio, bore interest at floating rates. Two of these investments had interest rate floors, which effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2014, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our investment income by a maximum of $0.1 million. Alternatively, a hypothetical decrease in LIBOR would have no impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the quarter ended September 30, 2014, we issued a total of 17,287 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $231,573.

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

HARVEST CAPITAL CREDIT CORPORATION

Dated: November 13, 2014	/s/ Richard P. Buckanavage
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