Form 10-K
period 2014-12-31
Harvest Capital Credit Corp
filed 2015-03-16
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 25th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
7.00% Notes due 2020	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2014, was approximately $75.2 million based upon the last sale price for the Registrant’s common stock on that date.
There were 6,233,167 shares of the Registrant’s common stock outstanding as of March 12, 2015.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2014

PART I

Item 1.	Business
Our Company

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or "BDC" under the Investment Company Act of 1940, or the “1940 Act.” We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt, and to a lesser extent, minority equity investments in privately-held U.S. small to mid-sized companies. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which is often referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held U.S. small to mid-sized companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. In addition, we may also invest in debt and equity securities issued by collateralized loan obligation funds.

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

As a business development company, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to continue to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “--Regulation as a Business Development Company.” We have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code of 1986, as mended, or “Code,” commencing with our taxable year ending December 31, 2013. See “--Taxation as a Regulated Investment Company.” As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income and asset diversification requirements.

Our principal executive offices are located at 767 Third Avenue, 25th Floor, New York, New York 10017, and our telephone number is (212) 906-3500. We maintain a website at http://www.harvestcapitalcredit.com.

Portfolio Composition

Since we commenced investment operations in September 2011, and through December 31, 2014, we have originated $172.7 million of investments in forty-five portfolio companies primarily in directly originated transactions and have had sixteen investments pay-off totaling $48.2 million. As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio included approximately 50.0% of senior secured term loans, 45.8% of junior secured term loans, 1.2% of equity investments, 2.0% of CLO equity and 1.0% of a royalty security at fair value. As of December 31, 2013, we had $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio included approximately 42.6% of senior secured term loans, 54.7% of junior secured term loans, 1.6% of equity investments and 1.1% of a royalty security at fair value. The weighted average yield on all of our debt investments as of December 31, 2014 and December 31, 2013 was approximately 15.1% and 16.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount

JMP Group

We were founded in September 2011 by certain members of HCAP Advisors LLC, or “HCAP Advisors,” our investment adviser, and JMP Group, Inc., or “JMP Group,” a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a controlling equity interest in our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, or “JMP Credit Advisors,” which manages approximately $1.1 billion in credit assets through its collateralized loan obligation funds. The shares of common stock of JMP Group Inc. are traded on the New York Stock Exchange (NYSE: JMP). JMP Credit Advisors also acts as our administrator.

Our Investment Adviser

Our investment adviser’s investment team is led by two partners, Richard P. Buckanavage and Ryan T. Magee, who have an average of approximately 17 years of investment experience, and is supported by the investment staff at HCAP Advisors LLC, as well as investment professionals from JMP Credit Advisors and JMP Group. We expect that our investment adviser will hire additional investment professionals, as necessary. In addition, our investment adviser expects to draw upon JMP Group’s over 10-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

Prior to joining our investment adviser, Mr. Buckanavage, who is also our President and Chief Executive Officer, co-founded and served in executive roles at Patriot Capital Funding, Inc., a publicly-traded business development company, from 2003 to 2009, where he helped deploy over $520 million in investments to over 50 small and mid-sized companies throughout the U.S. Mr. Magee, who is also a Vice President of the Company, worked as a senior investment professional at Patriot Capital Funding with Mr. Buckanavage for five years. Throughout their careers as investors in private companies, Messrs. Buckanavage and Magee have gained significant experience in all aspects of finance, including transaction sourcing, credit analysis, transaction structuring, due diligence and portfolio management.

In addition, our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Buckanavage and Magee, as well as Joseph A. Jolson, the Chairman of our board of directors and the Chairman and Chief Executive Officer of JMP Group Inc.; Carter D. Mack, the President of JMP Group Inc.; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have an average of 22 years of investment experience and collectively currently manage or oversee approximately $2.1 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, and collateralized loan obligation funds. All key investment decisions made by our investment adviser on our behalf require approval from three of the five members of the investment committee and must include the approval of both Messrs. Jolson and Buckanavage.

Our Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt, and to a lesser extent, minority equity investments. We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

We have adopted the following business strategy to achieve our investment objective:

Capitalize on our investment adviser’s extensive relationships with small to mid-sized companies, private equity sponsors and other intermediaries. Our investment adviser maintains extensive relationships with financial intermediaries, entrepreneurs, financial sponsors, management teams, small and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S., which we expect will produce attractive investment opportunities for us. Our investment adviser has been the sole or lead originator in a majority of our completed investment transactions. Our investment adviser will also benefit from the resources and relationships of JMP Group, which maintains offices in San Francisco, CA; New York, NY; Chicago, IL; Atlanta, GA; Boston, MA; and Minneapolis, MN.

Leverage the skills of our experienced investment adviser. The principals of our investment adviser have an average of approximately 19 years of experience advising, investing in and lending to small and mid-sized companies and have been active participants in the primary leveraged credit markets. Throughout their careers, they have navigated various economic cycles as well as several market disruptions. We believe this experience and understanding allows them to select and structure better investments for us and to efficiently monitor and provide managerial assistance to our portfolio companies.

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

Maintain rigorous portfolio management. The principals of our investment adviser have significant investing and board-level experience with small to mid-sized companies, and as a result, we expect that our investment adviser will be a value-added partner to, and remain in close contact with, our directly originated portfolio companies. After originating an investment in a company, our investment adviser will monitor each investment closely, typically receiving monthly, quarterly and annual financial statements, meeting face-to-face with our portfolio companies at least twice annually, as well as frequent informal communication with portfolio companies. In addition, all of our portfolio company investments contain financial covenants, and we obtain compliance certificates relating to those covenants quarterly from our portfolio companies. We believe that our investment adviser’s initial and ongoing portfolio review process will allow it to effectively monitor the performance and prospects of our portfolio companies.

“Enterprise value” lending. We and our investment adviser take an enterprise value approach to the loan structuring and underwriting process. “Enterprise value” is the value that a portfolio company’s most recent investors place on the portfolio company or “enterprise.” The value of the enterprise is determined by multiplying (x) the number of shares of common stock of the portfolio company outstanding on the date of calculation, on a fully diluted basis (assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants), by (y) the price per share paid by the most recent purchasers of equity securities of the portfolio company plus the value of the portfolio company's liabilities. We generally secure a subordinated lien or a senior secured lien position against the enterprise value of a portfolio company and generally our exposure is less than 65% of the enterprise value and we obtain pricing enhancements in the form of warrants and other fees that we expect will build long-term asset appreciation in our portfolio. “Enterprise value” lending requires an in-depth understanding of the companies and markets served. We believe the experience that our investment adviser possesses gives us enhanced capabilities in making these qualitative “enterprise value” evaluations, which we believe can produce a high quality loan portfolio with enhanced returns for our stockholders.

 Opportunity for enhanced returns. To enhance our loan portfolio returns, in addition to receiving interest, we often obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies allows us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors. We may also make a direct equity investment in a portfolio company in conjunction with a debt investment, which may provide us with additional equity upside in our investment. Furthermore, we seek to enhance our loan portfolio returns by obtaining ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

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

Investment Process

The principals of our investment adviser have responsibility for originating investment opportunities, evaluating potential investments, transaction due diligence, preparation of a preliminary deal evaluation memorandum, negotiation of definitive terms and conditions, securing approval from the investment committee, negotiation of legal documentation and monitoring/management of portfolio investments. There are six key elements of our investment process:

•Origination
•Evaluation
•Structuring/Negotiation
•Due Diligence/Underwriting
•Documentation/Closing
•Portfolio Management/Investment Monitoring.

 Origination

Our investment adviser develops investment opportunities through a relationship network of financial intermediaries, entrepreneurs, financial sponsors, management teams, small- and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S. This investment sourcing network has been developed by the principals of our investment adviser over an average of a 19-year period, and enabled them to construct a geographically diverse portfolio of over 50 investments in every region of the U.S. while at another business development company. This same investment sourcing network has been utilized at the Company since inception to help create solid geographic diversity with 42.5% of the portfolio invested in the Northeast, 10.3% in the South, 13.9% in the Southwest, 15.8% in the Southeast, 4.8% in the Northwest, and 12.7% in the West. We believe that the strength of this network should enable our investment adviser to receive the first look at many investment opportunities. We believe that directly originating our own subordinated debt and senior debt investments and equity co-investments gives us greater control over due diligence, structure, terms and ultimately results in stronger investment performance. As a lead and often sole investor in the particular tranche of the capital structure, we also expect to obtain board or observation rights, which allow us to take a more active role in monitoring our investment after we close the investment.

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

•Transaction description;

•	Company description, including product or service analysis, market position, industry dynamics, customer and supplier analysis, and management evaluation;

•	Quantitative and qualitative analysis of historical financial performance and preparation of 5-year financial projections;
•Competitive landscape;
•Business strengths and weaknesses;
•Quantitative and qualitative analysis of business owner(s) (including private equity firm);
•Potential investment structure, leverage multiples and expected yield calculations; and
•Outline of key due diligence areas.

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

Documentation/Closing

Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, the investment professionals assigned to the opportunity prepare an investment memorandum for review and approval. The investment committee of our investment adviser will reconvene to evaluate the opportunity, review the investment memorandum and discuss the findings of the due diligence process. If the opportunity receives final approval, the principals of our investment adviser, with the assistance of outside legal counsel, will be responsible for preparing and negotiating transaction documents and ensuring that the documents accurately reflect the terms and conditions approved by the investment committee. Funding requires final approval by three of the five investment committee members and must include approvals from Messrs. Jolson and Buckanavage.

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

We expect that there will not be a readily available market value for a substantial portion of our portfolio investments, and we will value those debt and equity securities that are not publicly traded or whose market value is not ascertainable at fair value as determined in good faith by the board of directors pursuant to a valuation policy that is in accordance with GAAP and the 1940 Act and pursuant to a valuation process approved by our board of directors. Our Investment Advisor also employs an independent third party valuation firms to assist in determining fair value.

In accordance with authoritative accounting guidance, and with the assistance of any third-party valuation firms that we employ, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our debt investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model. For our equity investments, we generally utilize the market and income approaches.

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

During the quarter ending December 31, 2014, we made certain changes to our valuation process to increase the role of an independent external valuation firm in the review and valuation of our Level 3 assets. The fair value measurement of Level 3 assets involves the use of significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability. Before these changes to our valuation process, an independent external valuation firm reviewed all Level 3 assets at least annually. After implementation of the changes to our valuation process, an independent external valuation firm reviews all material Level 3 assets either quarterly or annually depending on the investment rating, or performance, of the investment.

The following is a description of our valuation process, as in effect after implementing these changes during the quarter ending December 31, 2014. Investments are measured at fair value as determined in good faith by our management team, reviewed by the audit committee of the board of directors (independent directors), and ultimately approved by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we engage an independent external valuation firm to review all such material investments quarterly. In the case of investments that are Level 3 assets and have an investment rating of 3 through 5, our management or the investment professionals of our investment adviser prepare an internal valuation analysis (in the form of a portfolio monitoring report or “PMR”), which is considered in addition to the review of the independent external valuation firm. In the case investments that are Level 3 assets and have an investment rating of 1, we engage an independent external valuation firm to review all material investments, at least annually. In quarters where an external valuation is not prepared for such investments, our management or the investment professionals of our investment adviser prepare a PMR for such investments. In the case of investments that are Level 1 or 2 assets, no independent external valuation firm is engaged due to the availability of quotes in markets (which may or may not be active) for such investments or similar assets.

The board of directors undertakes a multi-step valuation process at each measurement date.

•
Our valuation process begins with (i) an internally prepared PMR, (ii) an external valuation report prepared by an independent valuation firm, or both (i) and (ii), depending on the investment’s rating and whether it is categorized as a Level 1, 2 or 3 asset.

•	Preliminary valuation conclusions are documented and discussed with our senior management

•	The audit committee of our board of directors reviews and discusses the preliminary valuations.

•
The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our senior management, the independent valuation firm (if reviewed in such quarter), and the audit committee

For more information on the Fair Value Investment Hierarchy, and the inputs used in valuing Level 1, 2, and 3 assets, see Note 1 in the notes to financial statements.

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

Managerial Assistance

As a business development company, we offer, through our investment adviser, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of these portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our officers is an employee of our investment adviser, administrator, or other affiliate. As of March 12, 2015, our investment adviser employed a total of six full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, JMP Credit Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff. For a more detailed discussion of the administration agreement, see “Administration Agreement.”

Investment Advisory Agreement

HCAP Advisors serves as our investment adviser pursuant to an investment advisory and management agreement. Our investment adviser is registered as an investment adviser under the Investment Advisers Act of 1940. Subject to the overall supervision of our board of directors, HCAP Advisors manages our day-to-day operations, and provides investment advisory and management services to us.

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to our investment adviser.

Examples of Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee before Total Return Requirement Calculation:

Assumptions
•Hurdle rate(1) = 2.0%
•Management fee(2) = 0.50%
•Other expenses (legal, accounting, custodian, etc.)(3) = 0.20%

Alternative 1
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.55%

Pre-incentive net investment income does not exceed hurdle rate; therefore there is no incentive fee.

Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.0%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.30%

Pre-incentive fee net investment income exceeds hurdle rate; therefore there is an incentive fee. Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100.0% x (pre-incentive fee net investment income – 2.0%)) + 0%
=	(100.0% x (2.30% – 2.0%))
=	100.0% x 0.30%
=	0.30%

Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.8% pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100% x (2.5% – 2.0%)) + (20% x (2.8% – 2.5%))
=	0.50% + (20% x 0.3%)
=	0.50% + 0.06%
=	0.56%

(1)	Represents 8.0% annualized hurdle rate.
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

(3)	Excludes organizational and offering expenses.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Alternative 1:
Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

◦	Hurdle rate(1) = 2.0%

◦	Management fee(2) = 0.50%

◦	Other expenses (legal, accounting, custodian, etc.)(3) = 0.20%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses) = 2.80%

•	Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000

•	20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

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

Alternative 2:
Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

◦	Hurdle rate(1) = 2.0%

◦	Management fee(2) = 0.50%

◦	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

◦	Pre-incentive fee net investment income (investment income – (management fee + other expenses) = 2.80%

◦	Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000

◦	20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

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

The compensation and routine overhead expenses of the investment professionals and staff of HCAP Advisors is provided and paid for by HCAP Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including a portion of the cost and expenses of independent valuation firms);

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
•indemnification payments;

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

Administration Agreement

JMP Credit Advisors serves as our administrator. Pursuant to an administration agreement, JMP Credit Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Under the administration agreement entered into in conjunction with our initial public offering, JMP Credit Advisors agreed to cap the amounts payable by the Company to $275,000 during the first year of the agreement. Since the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. The existence of a cap, and the determination of a proper cap amount, in subsequent years will be determined by the mutual agreement of the independent members of our board of directors, on our behalf, and the administrator. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Exchange Act Reports

We maintain a website at http://harvestcapitalcredit.com/. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are generally precluded from co-investing in private placements of securities. We, HCAP Advisors, JMP Credit Advisors, JMP Group, and certain subsidiaries of JMP Group have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is pending, and we can offer no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with such investment funds and accounts where terms other than price are negotiated.

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

Qualifying assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

◦	is organized under the laws of, and has its principal place of business in, the United States;

▪
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

▪	satisfies any of the following:

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

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

Managerial assistance to portfolio companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying assets” above. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Issuance of Additional Shares of our Common Stock

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

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of ethics

We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. Our code of ethics is also available on our corporate governance webpage of http://harvestcapitalcredit.com/corporate-governance.

Proxy voting policies and procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our independent directors and, accordingly, are subject to change.

Introduction

Our investment adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, or the "Advisers Act." As an investment adviser registered under the Advisers Act, our investment adviser has fiduciary duties to us. As part of this duty, our investment adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our investment adviser’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

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

Taxation as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

For any taxable year in which we:

• qualify as a RIC; and
• satisfy the Annual Distribution Requirement,

we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company expects to incur a $43,727 excise tax for the year ended December 31, 2014.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

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

The NASDAQ Stock Market Corporate Governance Regulations

The NASDAQ Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Item 1A.	Risk Factors

 Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, subscription rights, warrants, or debt securities may decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited history operating as a business development company and as a RIC, and HCAP Advisors has limited experience managing a business development company or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in February 2011 and commenced operations in September 2011. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

In addition, prior to the completion of our initial public offering in May 2013, we did not operate as a business development company or as a RIC, and HCAP Advisors had never managed any business development company or RIC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by HCAP Advisors. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We and HCAP Advisors have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Accomplishing this result on a cost-effective basis will be largely a function of our investment adviser’s structuring and execution of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The principals of our investment adviser will have substantial responsibilities under the investment advisory and management agreement. Such demands on their time may distract them or slow our rate of investment. In order to grow, our investment adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of our investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

•
 may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small and mid-sized companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•
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

We, HCAP Advisors, JMP Credit Advisors, JMP Group, and certain subsidiaries of JMP Group have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is pending, and we can offer no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with such investment funds and accounts where terms other than price are negotiated. If we obtain such relief, our investment adviser may face conflicts in the allocation of investment opportunities as between us and such other entities.

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

Finally, the fact that the incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which could impair the value of our securities, particularly our common stock.

Our base management fee may induce our investment adviser to incur leverage.

The fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which could impair the value of our securities, particularly our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we may not be able to monitor this potential conflict of interest.

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

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we collectively refer to as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, it will rank “senior” to common stock in our capital structure. Preferred stockholders will also have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of the holders of our common stock.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a business development company, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, which may subject them to dilution.

Previously proposed legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation introduced in the U.S. House of Representatives during the 113th Congress proposed to modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. If such legislation is re-introduced and passed, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

At December 31, 2014, we had $26.1 million of outstanding indebtedness under our Credit Facility, with an annualized interest cost of $0.1 million related to unusued line fees. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 0.1%.

Advances under our Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of the Company’s assets. If we are unable to meet the financial obligations under the Credit Facility, and an Event of Default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(14)%	(8)%	(2)%	5%	11%

Assumes (i) $115.8 million in investments at December 31, 2014, (ii) $26.1 in outstanding indebtedness at December 31, 2014, (iii) $90.9 million in net assets at December 31, 2014 and (iv) average cost of funds of 5.8%, which is the estimated borrowing cost under the Credit Facility.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2014, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

The Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to holders of our common stock.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the values of these securities are not readily available. We value these securities at fair value as determined in good faith by our board of directors. In connection with that determination, and in addition to valuations prepared by the independent third party valuation firm that we employ, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based on our gross assets.

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

We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business--Regulation as a Business Development Company.”

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see the disclosure under the caption “Business--Regulation as a Business Development Company.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

As a RIC, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for regulated investment company tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

We will be subject to corporate-level income tax and may default under our Credit Facility if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or do not satisfy the annual distribution requirement.

In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our stockholders.

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

If we fail to qualify for or maintain regulated investment company status or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Furthermore, if we fail to maintain our qualification as a RIC, we may be in default under the terms of the Credit Facility. Such a failure would have a material adverse effect on us and our stockholders.

We will continue to need additional capital to finance our growth because we intend to distribute substantially all of our income to our stockholders to maintain our qualification as a RIC. If additional funds are unavailable or are not available on favorable terms, our ability to grow will be impaired.

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

Implementation of certain aspects of our investment strategy is dependent in part upon receiving exemptive relief from the SEC.

We, HCAP Advisors, JMP Credit Advisors, JMP Group, and certain subsidiaries of JMP Group have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is pending, and we can offer no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with such investment funds and accounts where terms other than price are negotiated. If we are unable to obtain such relief, we may be unable to benefit from certain advantages in connection with potential investments where such advantages are dependent upon our ability to invest alongside investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its affiliates. In such case, we may be limited in our ability to effectively pursue our targeted investments.

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

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

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

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Ongoing U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Senior debt investments. We also invest in senior debt of small and mid-sized companies. Senior debt investments are typically secured by the assets of the portfolio company, including a pledge of the capital stock of the portfolio company’s subsidiaries, and are senior to all other junior capital in terms of payment priority. There is, however, a risk that the collateral securing these loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

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

We invest primarily in subordinated debt, senior debt, and, to a lesser extent equity securities issued by our portfolio companies. Many of the portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-

characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a regulated investment company under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector, our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2014, we had two loans on non-accrual status. The two loans on non-accrual status as of December 31, 2014 comprised approximately 6.7% of our portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the Notes.
Risks Relating to Our Securities and an Offering of Our Securities

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

We may allocate the net proceeds from an offering in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of an offering and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering. In addition, we can provide you with no assurance that by increasing the size of our available equity capital our expense ratio or debt ratio will be lowered.

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

If our investments do not meet our performance expectations, our stockholders may not receive distributions or a portion of our distributions may be a return of capital.

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility and any future credit facilities may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
 significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	failure to qualify or loss of our qualification, as applicable, as a RIC or business development company;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departures of key personnel;

•	loss of a major funding source;

•	operating performance of companies comparable to us;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock and/or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock and/or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

The trading market or market value of our debt securities or any convertible debt securities, if issued to the public, may be volatile.

Our debt securities or any convertible debt securities, if issued to the public, may or may not have an established trading market. We cannot assure investors that a trading market for our debt securities or any convertible debt securities, if issued to the public, would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities or any convertible debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption, repayment or convertible features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

There also may be a limited number of buyers for our debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities. Our debt securities may include convertible features that cause them to more closely bear risks associated with an investment in our common stock.

Terms relating to redemption may materially adversely affect the return on any debt securities.

If we issue any debt securities or any convertible debt securities that are redeemable at our option, we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

The issuance of subscription rights, warrants or convertible debt that are exchangeable for our common stock, will cause your interest in us to be diluted as a result of any such rights, warrants or convertible debt offering.

Stockholders who do not fully exercise rights, warrants or convertible debt issued to them in any offering of subscription rights, warrants or convertible debt to purchase our common stock should expect that they will, at the completion of the offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights, warrants or convertible debt. We cannot state precisely the amount of any such dilution in share ownership because we do not know what proportion of the common stock would be purchased as a result of any such offering.

In addition, if the subscription price, warrant price or convertible debt price is less than our net asset value per share of common stock at the time of such offering, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any such decrease in net asset value is not predictable because it is not known at this time what the subscription price, warrant price, convertible debt price or net asset value per share will be on the expiration date of such offering or what proportion of our common stock will be purchased as a result of any such offering.

The risk of dilution is greater if there are multiple rights offerings. However, our board of directors will make a good faith determination that any offering of subscription rights, warrants or convertible debt would result in a net benefit to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to business development companies by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

We have unsecured notes that are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

Our 7.00% unsecured notes due 2020, or the “Notes,” are not secured by any of our assets or any of the assets of any subsidiaries that we may form in the future. As a result, the Notes are effectively subordinated to any secured indebtedness we, or any future subsidiaries may, have outstanding as of the date of this prospectus supplement or that they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of January 16, 2015, we had $26.4 million in outstanding indebtedness under our Credit Facility. Certain amounts of this indebtedness are secured by certain of our assets and the indebtedness thereunder is therefore effectively senior to the Notes to the extent of the value of such assets.

The Notes will be structurally subordinated to the indebtedness and other liabilities of our future subsidiaries.

The Notes are obligations exclusively of Harvest Capital Credit Corporation and not of any subsidiaries that we may have in the future. None of our future subsidiaries, if any, will be a guarantor of the Notes, and the Notes are not required to be guaranteed by any subsidiaries we may have. Currently, we do not have any subsidiaries.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our future subsidiaries, if any, will have priority over our claims (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such future subsidiaries. Even if we were recognized as a creditor of one or more of our future subsidiaries, if any, our claims would still be effectively subordinated to any security interests in the assets of any such future subsidiary and to any indebtedness or other liabilities of any such future subsidiary senior to our claims. Consequently, the Notes will be subordinated structurally to all indebtedness and other liabilities, including trade payables, of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our future subsidiaries would be structurally senior to the Notes.

The indenture under which the Notes are issued contains limited protection for holders of the Notes.

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our future subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our future subsidiaries and which therefore is structurally senior to the Notes, and (4) securities, indebtedness, or obligations issued or incurred by our future subsidiaries that would be senior to our equity interests in our future subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our future subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, except that we have agreed that, for the period of time during which the Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us in connection with this offering, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge, or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our future subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from any of our future subsidiaries.

Additionally, the indenture governing the Notes does not require us to make an offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or any of our future subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not exist, which could limit the market price of the Notes or your ability to sell them.

The Notes are a new issue of debt securities listed on the NASDAQ Global Market under the symbol “HCAPL.” Although the Notes are listed on NASDAQ, we cannot provide any assurances that an active trading market will exist in the future for the Notes or that you will be able to sell your Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after January 16, 2017, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we were to redeem the Notes, you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by such lenders could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest; the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets; and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “HCAP.” In connection with our initial public offering, our shares of common stock began trading on May 3, 2013, and before that date, there was no established trading market for our common stock. The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Market for each fiscal quarter since our initial public offering.

Fiscal Year Ended	High	Low

December 31, 2014
Fourth Quarter	$13.12	$11.21
Third Quarter	14.95	13.15
Second Quarter	15.03	13.80
First Quarter	15.65	14.84

December 31, 2013
Fourth Quarter	$15.50	$14.36
Third Quarter	15.55	14.51
Second Quarter (from May 2, 2013)(1)	15.64	14.83

(1)	Our stock began trading on May 3, 2013.

The last reported sale price for our common stock on the NASDAQ Global Market on March 12, 2015 was $12.60 per share. As of March 12, 2015, we had 32 shareholders of record.

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

Dividends

Our dividends, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To qualify for RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility and any future credit facilities may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our board of directors has declared on our common stock since on our common stock since our initial public offering in May 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2015

February 13, 2015	April 23, 2015	April 30, 2015	$0.1125
February 13, 2015	March 20, 2015	March 27, 2015	$0.1125
February 13, 2015	February 23, 2015	February 27, 2015	$0.1125
November 6, 2014	January 22, 2015	January, 29, 2015	$0.1125

Total (2015)			$0.4500

Fiscal 2014

November 6, 2014	December 17, 2014	December 24, 2014	$0.1125
November 6, 2014	November 24, 2014	November 28, 2014	$0.1125
August 5, 2014	October 16, 2014	October 23, 2014	$0.1125
August 5, 2014	September 18, 2014	September 25, 2014	$0.1125
August 5, 2014	August 25, 2014	August 29, 2014	$0.1125
March 26, 2014	July 17, 2014	July 24, 2014	$0.1125
March 26, 2014	June 19, 2014	June 26, 2014	$0.1125
March 26, 2014	May 22, 2014	May 29, 2014	$0.1125
February 5, 2014	April 17, 2014	April 24, 2014	$0.1125
February 5, 2014	March 20, 2014	March 27, 2014	$0.1125
February 5, 2014	February 20, 2014	February 27, 2014	$0.1125
November 5, 2013	January 16, 2014	January 23, 2014	$0.1125

Total (2014)			$1.3500

Fiscal 2013

November 5, 2013	December 19, 2013	December 26, 2013	$0.1125
November 5, 2013	November 21, 2013	November 29, 2013	$0.1125
August 2, 2013	October 17, 2013	October 24, 2013	$0.1125
August 2, 2013	September 19, 2013	September 26, 2013	$0.1125
August 2, 2013	August 23, 2013	August 30, 2013	$0.1125
June 6, 2013	July 11, 2013	July 18, 2013	$0.1125
June 6, 2013	June 20, 2013	June 27, 2013	$0.0900

Total (2013)			$0.7650

Tax characteristics of all dividends paid by us are reported to stockholders on Form 1099 after the end of the calendar year. Our future monthly dividends, if any, will be determined by our board of directors.

Sales of Unregistered Securities

During the year ended December 31, 2014, we issued a total of 74,446 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP during the quarter ended December 31, 2014 was approximately $995,327.

During the year ended December 31, 2013, we issued a total of 67,095 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP during the quarter ended December 31, 2013 was approximately $957,358.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the period from May 2, 2013 (initial public offering) through December 31, 2014. The graph assumes that, on May 2, 2013, a person invested $100 in each of our common stock, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The following selected financial and other data as of and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011, and as of and for the years ended December 31, 2012, December 31, 2013 and December 31, 2014, is derived from our financial statements, which have been audited. The financial information and other data below should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The other data is unaudited.

	As of and for the Year Ended December 31,			As of December 31, 2011 and from September 6, 2011 (commencement of operations) through
	2014	2013	2012	December 31, 2011
Statement of Operations Data:
Interest income	$14,004,609	$8,699,968	$4,100,001	$229,767
Other income	707,438	60,000	40,000	—
Net investment income (loss)	8,308,980	5,831,370	1,705,855	(177,758)
Net change in unrealized appreciation (depreciation) on investments	464,416	(1,709,209)	1,981,004	(23,399)
Net increase (decrease) in net assets resulting from operations	9,395,482	4,122,161	3,686,859	(201,157)
Other Data:
Dollar-weighted average annualized yield	15.1%	16.7%	17.6%	15.0%
Number of portfolio companies at period end	29	21	13	3

Per Share:
Earnings (losses) per common unit (basic and diluted) (1)	$1.52	$0.93	$4.26	($1.04)
Net investment income (loss) per unit (basic and diluted) (1)	$1.34	$1.32	$1.97	($0.92)
Dividends declared per common unit (basic)	$1.35	$2.58	$1.24	$0.38
Statement of Asset and Liabilities Data:
Gross investments	$115,834,428	$70,552,476	$41,511,317	$7,692,100
Cash and cash equivalents	2,171,771	18,984,162	7,639,801	2,756,475
Total assets	119,870,004	91,345,251	49,745,038	10,837,612
Borrowings	26,075,140	—	28,226,666	4,686,666
Total liabilities	28,997,689	2,490,765	29,777,936	5,079,149
Mezzanine equity	—	—	160,775	50,400
Total Net assets	90,872,315	88,854,486	19,806,327	5,708,063

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing investments;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any future legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013, raising $51.0 million in gross proceeds. On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the initial public offering underwriters’ overallotment option. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of Harvest Capital Credit LLC’s 2,266,974 outstanding membership interests in connection with the merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements for periods prior to the initial public offering presented in this Form 10-K and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of Harvest Capital Credit LLC, which are our historical financial statements as a result of the merger.

As used herein, the terms “we”, “us” and the “Company” refer to Harvest Capital Credit LLC for the periods prior to the initial public offering and refer to Harvest Capital Credit Corporation for the periods after the initial public offering.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt, and to a lesser extent, minority equity investments. We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio was comprised of approximately 50.0% senior secured term loans, 45.8% junior secured term loans, 1.2% equity investments, 2.0% CLO equity investments and 1.0% royalty security.

As of December 31, 2013, we had $70.6 million (at fair value) invested in 21 companies. As of December 31, 2013, our portfolio was comprised of approximately 42.6% senior secured term loans, 54.7% junior secured term loans, 1.6% equity investments and 1.1% royalty security.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of December 31, 2014 and December 31, 2013 was as follows:

	As of December 31, 2014		As of December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$57,843,872	$58,017,267	$29,827,503	$30,030,012
Junior Secured	52,794,041	53,030,636	38,296,179	38,620,670
Equity	1,372,571	1,375,670	1,422,334	1,143,733
CLO Equity	2,234,210	2,299,854	—	—
Royalty Securities	876,923	1,111,001	758,061	758,061
Total Investments	$115,121,617	$115,834,428	$70,304,077	$70,552,476

At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $3.6 million and $3.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million million, respectively. At December 31, 2013, our average portfolio company investment at amortized cost and fair value was approximately $3.4 million and $3.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $6.1 million and $6.1 million, respectively.

At December 31, 2014, 62.4% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 37.6% bore interest at fixed rates. At December 31, 2013, 45.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 54.8% bore interest at fixed rates.

The weighted average yield on all of our debt and other income producing investments, excluding Shinnecock CLO 2006-1, Ltd. and equity components of the investment portfolio, as of December 31, 2014 and December 31, 2013 was approximately 15.1% and 16.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our income producing investments, including cash and PIK interest as well as the accretion of original issue discount.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or pays off. A roll forward of PIK interest accruals and collections for the years ended December 31, 2014 and December 31, 2013 is summarized in the table below.

	2014
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,256,939	$1,643,734	$1,652,718	$1,814,997	$1,256,939
Accrual	397,401	420,929	316,143	275,560	1,410,033
Payments	(10,606)	(411,945)	(153,864)	(566,431)	(1,142,846)
PIK, end of period	$1,643,734	$1,652,718	$1,814,997	$1,524,126	$1,524,126

.

	2013
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$531,116	$813,546	$807,976	$1,065,237	$531,116
Accrual	282,430	298,620	257,261	287,199	1,125,510
Payments	—	(304,190)	—	(95,497)	(399,687)
PIK, end of period	$813,546	$807,976	$1,065,237	$1,256,939	$1,256,939

Investment Activity

During the year ended December 31, 2014, we closed $74.3 million of investment commitments in eleven new portfolio companies and nine of our existing portfolio companies and closed on a $2.6 million CLO equity investment. During the year ended December 31, 2013, we closed $41.7 million of investment commitments in nine new portfolio companies and three of our existing portfolio companies.

During the year ended December 31, 2014, we received $20.2 million in payoffs at par for six portfolio company investments and sold four investments at $7.6 million. Additionally, we received $2.9 million in principal repayments due to amortization or prepayments. During the year ended December 31, 2013, we received $0.4 million in principal repayments due to amortization and prepayments and had $8.7 million in payoffs at par from investments in three portfolio companies.

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

Asset Quality

In addition to various risk management and monitoring tools, we use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•
Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•
Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•
Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•
Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2014			As of December 31, 2013
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$24.5	22.1%	5	$9.50	13.8%	2
2	73.6	66.3%	18	53.9	78.5%	16
3	6.2	5.6%	2	3.8	5.5%	1
4	5.4	4.9%	1	1.5	2.2%	1
5	1.3	1.1%	1	—	—%	—
	$111.0	100.0%	27	$68.7	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of December 31, 2014, we had two loans on non-accrual, and as of December 31, 2013, we had no loans on non-accrual. The two loans on non-accrual as of December 31, 2014 comprised approximately 6.7% of our portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Revenues

We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to seven years and bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees.

Investment income for the year ended December 31, 2014 totaled $14.7 million, compared to investment income of $8.8 million for the year ended December 31, 2013. Investment income for the year ended December 31, 2014 was comprised of $11.1 million in cash interest, $1.4 million in PIK interest, $1.5 million in fees earned on the investment portfolio and $0.7 million in other interest income. Investment income for the year ended December 31, 2013 was comprised of $6.6 million in cash interest, $1.1 million in PIK interest, $1.0 million in fees earned on the investment portfolio and $0.1 million in other interest income. The increase in investment income in the year ended December 31, 2014 is attributable to a larger investment portfolio during the period, as compared to the year ended December 31, 2013.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•	Interest expense and unused line fees;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•
other expenses incurred by JMP Credit Advisors LLC or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses, net of fees waived under the waiver agreement, totaled $6.4 million for the year ended December 31, 2014 compared to $2.9 million for the year ended December 31, 2013. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to higher base management fees, incentive management fees and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Of the $6.4 million in operating expenses for the year ended December 31, 2014, we recorded an administrative services expense of $0.5 million. The Company negotiated a new fee cap under the administration agreement with JMP Credit Advisors that limited the amounts payable by the Company to $150,000 for each of the quarters ending June 30, September 30 and December 30, 2014. This was an increase over the $275,000 annual fee cap that was in place from the time of our IPO until March 31, 2014. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2014 exceeded this proportionate share of the cap by approximately $0.4 million.

The base management fee for the year ended December 31, 2014 was $1.9 million, compared to $0.8 million for the year ended December 31, 2013. The increase in the base management fee is attributable to increased gross investments and decreased cash holdings during the year ended December 31, 2014, as compared to the year ended December 31, 2013. Incentive management fees for the year ended December 31, 2014 were $2.1 million, compared to $(0.1) million for the year ended December 31, 2013. The increase in incentive management fees is attributable to the $1.1 million realized gains and unrealized appreciation for the year ended December 31, 2014, compared to $1.7 million in unrealized depreciation in 2013, and exceeding the income incentive fee hurdle for the period of time following the expiration of the incentive management fee waiver (discussed below) through December 31, 2014. See the discussion below for more information on our base and incentive fee expenses.

Our historical expense structure changed as a result of the completion of our initial public offering as follows:

•
The base management fee payable to our investment adviser prior to the initial public offering was calculated at an annual rate of 2.0% of our gross assets, including assets acquired with the use of borrowings. However, our investment adviser had agreed to waive the base management fee payable to it prior to the initial public offering with respect to any assets acquired by us through the use of borrowings under our then-existing credit facility until such time that the credit facility has been repaid in full and terminated. Moreover, our investment adviser received a base management fee prior to the initial public offering with respect to cash and cash equivalents held by us. Subsequent to the initial public offering, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage, but excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. Moreover, the waiver agreement described above with respect to assets acquired by us through the use of borrowings under the credit facility was terminated in connection with our initial public offering. As a result, a base management fee is payable to our investment adviser on all assets acquired by us through the use of borrowings, including under the Credit Facility (defined below).

•
In connection with our initial public offering, our investment adviser agreed to permanently waive all or such portion of the incentive fee that it would have otherwise collected from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle was based upon our initial public offering price of $15 times the number of shares of our common stock outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fee expense, net of fees waived under the waiver agreement, for the year ended December 31, 2014 totaled $1,824,062. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized appreciation of $464,416 for the year ended December 31, 2014 and net unrealized depreciation of $(1,760,105) since our initial public offering.

•
The incentive fee expense also included the waiver of $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended March 31, 2014 but for the 9% minimum dividend yield waiver provision described above.

•
Only a portion of the 2013 periods (i.e., from May 2, 2013, the date of our initial public offering, to December 31, 2013) reflect the change in our historical expense structure for the items noted above as well as our operations as a public company. As a result, the full impact of such changes will be more evident in future periods.

Other operating expenses included general and administrative expenses such as legal, accounting and valuation expense.

Net Investment Income

For the year ended December 31, 2014, net investment income was $8.3 million, compared to $5.8 million for the year ended December 31, 2013. For the year ended December 31, 2014, net investment income per share was $1.34, compared to $1.32 for the year ended December 31, 2013.

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

We recognized $665,813 in realized gains on our investments for the year ended December 31, 2014 and we did not recognize any realized gains or losses on our investments in the year ended December 31, 2013.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $0.5 million for the year ended December 31, 2014 and $(1.7) million for the year ended December 31, 2013.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $9.4 million for the year ended December 31, 2014 and $4.1 million for the year ended December 31, 2013. The $5.3 million increase for the year ended December 31, 2014, compared to the year ended December 31, 2013 reflects the $2.4 million increase in net investment income described above and the $2.8 million increase in net unrealized and realized gains on investments.

Comparison of the Years Ended December 31, 2013 and the December 31, 2012

Revenues

Investment income for the year ended December 31, 2013 totaled $8.8 million, compared to investment income of $4.1 million for the year ended December 31, 2012. Investment income for the year ended December 31, 2013 was comprised of $6.6 million in cash interest, $1.1 million million in PIK interest, $1.0 million in fees earned on the investment portfolio and $0.1 million of other interest income. Investment income for the year ended December 31, 2012 was comprised of $3.1 million in cash interest, $0.5 million in PIK interest , $0.4 million in fees earned on the investment portfolio and $0.1 million in other income. The increase in investment income in the year ended December 31, 2013 is attributable to a larger investment portfolio during the period, as compared to the year ended December 31, 2012.

Expenses

Operating expenses totaled $2.9 million for the year ended December 31, 2013, compared to $2.4 million for the year ended December 31, 2012. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fee for the year ended December 31, 2013 was $0.8 million, compared to $0.2 million for the period to year ended December 31, 2012. Incentive management fees for the year ended December 31, 2013 were $(0.1) million, compared to $0.9 million for the year ended December 31, 2012.

Net Investment Income

For the year ended December 31, 2013, net investment income (loss) was $5.8 million, compared to $1.7 million for the year ended December 31, 2012. For the year ended December 31, 2013, net investment income (loss) per share was $1.32, compared to $1.97 for the year ended December 31, 2012.

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

We did not recognize any realized gains or losses on our investments for the year ended December 31, 2013 and for the year ended December 31, 2012, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(1.7) million for the year ended December 31, 2013 and $2.0 million for the year ended December 31, 2012.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $4.1 million for the year ended December 31, 2013 and $3.7 million for the year ended December 31, 2012. The increased amount for the year ended December 31, 2013, compared to the year ended December 31, 2012 primarily reflects the increase in net investment income described above, partially offset by the increase in unrealized depreciation.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $35.4 million and $23.9 million for the years ended December 31, 2014 and December 31, 2013, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $18.6 million and $35.3 million, respectively, for the years ended December 31, 2014 and 2013. Our financing activity proceeds for the year ended December 31, 2014 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. Our financing activity proceeds for the year ended December 31, 2013 were primarily in connection with proceeds received from our initial public offering, partially offset by paydowns on the JMP Facility (defined below).

Our operating activities used cash of $23.9 million and $29.1 million for the year ended December 31, 2013 and the year ended December 31, 2012, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $35.3 million and $34.0 million, respectively, for the year ended December 31, 2013 and the year ended December 31, 2012. Our financing activity proceeds for the year ended December 31, 2013 and the year ended December 31, 2012 were primarily attributable to borrowings under the JMP Facility (defined below) and proceeds received from our initial public offering, partially offset by paydowns on our JMP Facility (defined below).

Our liquidity and capital resources are derived from our credit facility, proceeds received from our initial public offering, proceeds received from the public offering of our Notes in January 2015, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2014, we were in compliance with this requirement. Prior to our initial public offering, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the JMP Facility (defined below) and, as a result became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2014 and December 31, 2013, we had cash of $2.2 million and $19.0 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and a final maturity date of October 29, 2018. Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Loan Agreement contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Loan Agreement), which includes our Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.

On October 29, 2013, in conjunction with securing and entering into the Credit Facility, which, among other things, provides the Company with increased commitments, the Company terminated its senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”). The JMP Facility had been entered into between Harvest Capital Credit LLC and JMP Group LLC as of August 24, 2011. On March 25, 2013, in advance of the initial public offering, Harvest Capital Credit LLC and HCAP entered into an amendment to the JMP Facility with JMP Group LLC. The JMP Facility, as so amended, provided up to an aggregate of $50.0 million of revolving borrowings until April 1, 2014, and after April 1, 2014, the amount outstanding thereunder was to become a term loan payable in fourteen consecutive quarterly installments (beginning on April 1, 2014), each in an amount equal to 5% of the term amount, and with the final payment of any other outstanding amounts due on the maturity date of August 24, 2017. Borrowings under the JMP facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the credit facility. Under the JMP Facility, as so amended, the Company was required to pay JMP Group an amendment fee in the amount of $100,000 if the amended facility was not terminated and repaid in full within 30 days of the date of the amendment. When the amended facility was not terminated and repaid in full within this period, however, JMP Group agreed to waive the amendment fee that the Company was otherwise required to pay.

As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of December 31, 2013, the outstanding balance on the JMP Facility was $0.0 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our only off-balance sheet arrangements consisted of $0.5 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies and $2.1 million of unfunded revolving line of credit commitments to four of our portfolio companies. As of December 31, 2013, our only off-balance sheet arrangements consisted of $4.6 million of unfunded commitments to provide debt financing to three of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. If we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To maintain our qualification as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

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

Recent Developments

On January 14, 2015, the Company had its common stock transferred within the NASDAQ listing tiers, from the NASDAQ Capital Market to the NASDAQ Global Market. No change was made to the trading symbol for the Company’s common stock, which is “HCAP.”

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its Notes. The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%.

On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters.

On February 13, 2015, the Company made a $3.0 million junior secured term loan investment in GK Holdings, Inc. (Global Knowledge).

On February 13, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of
February 27, 2015, March 27, 2015, and April 27, 2015.

On March 10, 2015, the Company increased its investment in Infinite Aegis by $4.5 million.  The investment is now comprised of a senior secured term loan totaling $7.9 million that carries an interest rate of Libor + 13.5% plus 3% PIK and a senior secured revolver totaling $1.1 million that carries an interest rate of Libor plus 12%.

 On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2014, eighteen of our loans or 62.4% of the fair value of our portfolio bore interest at floating rates. Sixteen of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the year ended December 31, 2013, ten loans or 45.2% of the fair value of the portfolio bore interest at floating rates. Seven of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2014 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.2 million. Alternatively, a hypothetical decrease in LIBOR would have no impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Harvest Capital Credit Corporation (the "Company") at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities at December 31, 2014 by correspondence with the custodian, borrowers and lead agent, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 16, 2015

Harvest Capital Credit Corporation
Statements of Assets and Liabilities

	December 31,
	2014	2013
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $113,035,774 @ 12/31/14 and $68,241,970 @ 12/31/13)	$114,486,428	$69,012,300
Affiliated investments, at fair value (cost of $2,085,843 at 12/31/14 and $2,062,107 at 12/31/13)	1,348,000	1,540,176
Total investments, at fair value (cost of $115,121,617 at 12/31/14 and $70,304,077 at 12/31/13)	115,834,428	70,552,476

Cash	2,171,771	18,984,162
Interest receivable	550,849	449,902
Accounts receivable – other	75,046	11,344
Deferred offering costs	119,640	—
Deferred financing costs	1,012,862	1,247,534
Other assets	105,408	99,833
Total assets	$119,870,004	$91,345,251

LIABILITIES:
Revolving line of credit	$26,075,140	$—
Accrued interest payable	77,363	35,521
Accounts payable and accrued expenses	1,806,545	556,892
Other liabilities	1,038,641	1,898,352
Total liabilities	28,997,689	2,490,765

Commitments and contingencies (Note 9)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,222,673 issued and outstanding at 12/31/14 and 6,148,227 issued and outstanding at 12/31/13	6,223	6,148
Capital in excess of common stock	89,424,498	88,497,898
Net realized gains on investments	665,813	—
Net unrealized appreciation on investments	712,812	248,396
Undistributed net investment income	62,969	102,044
Total net assets	90,872,315	88,854,486
Total liabilities and net assets	$119,870,004	$91,345,251

Common stock issued and outstanding (1)	6,222,673	6,148,227

Net asset value per common share	$14.60	$14.45

(1)	All shares issued prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.
See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation
Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$10,876,938	$6,349,007	$3,085,586
Cash - affiliated investments	185,649	222,133	—
PIK - non-affiliated/non-control investments	1,319,362	1,058,329	502,056
PIK - affiliated investments	90,671	67,182	—
Amortization of fees, discounts and premiums, net	1,531,989	1,003,317	437,400
Total interest income	14,004,609	8,699,968	4,025,042
Other income	707,438	60,000	114,959
Total investment income	14,712,047	8,759,968	4,140,001

Expenses:
Interest expense - revolving line of credit (related party)	—	627,568	848,583
Interest expense – revolving line of credit	293,319	—	—
Interest expense - unused line of credit (related party)	—	134,805	89,198
Interest expense - unused line of credit	374,230	73,333	—
Interest expense - deferred financing costs (related party)	—	146,518	36,588
Interest expense - deferred financing costs	255,801	46,617	—
Total interest expense	923,350	1,028,841	974,369

Professional Fees	595,264	366,158	13,363
General and administrative	701,593	504,852	154,177
Base management fees	1,860,597	812,207	228,024
Incentive management fees	2,144,889	(58,461)	921,713
Administrative services expense	498,201	275,001	142,500
Total expenses	6,723,894	2,928,598	2,434,146
Less waivers:
Incentive fees waived (1)	(320,827)	—	—
Total net expenses	6,403,067	2,928,598	2,434,146
Net Investment Income, before taxes	8,308,980	5,831,370	1,705,855

Excise Tax	43,727	—	—
Net Investment Income, after taxes	8,265,253	5,831,370	1,705,855

Net realized gains on investments	665,813	—	—
Net change in unrealized (depreciation) appreciation on investments	464,416	(1,709,209)	1,981,004
Total net unrealized and realized gains (losses) on investments	1,130,229	(1,709,209)	1,981,004

Net increase in net assets resulting from operations	$9,395,482	$4,122,161	$3,686,859

Net investment income per share (basic and diluted)	$1.34	$1.32	$1.97
Net increase in net assets resulting from operations per share (basic and diluted)	$1.52	$0.93	$4.26
Weighted average shares outstanding (basic) (2)	6,185,061	4,429,639	866,217
Weighted average shares outstanding (diluted) (2)	6,185,061	4,430,091	866,217
Dividends paid per common share (basic and diluted)	$1.35	$2.58	$1.24

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

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets

	Year Ended December 31,
	2014	2013	2012

Increase in net assets from operations:
Net investment income	$8,265,253	$5,831,370	$1,705,855
Net realized gains (losses) on investments	665,813	—	—
Net change in unrealized (depreciation) appreciation on investments	464,416	(1,709,209)	1,981,004
Net increase in net assets resulting from operations	9,395,482	4,122,161	3,686,859

Distributions to shareholders:
Distributions from net investment income	(8,348,055)	(6,368,572)	(1,082,614)
Distributions from capital gains	—	—	—
Return of capital	—	(445,303)	—
Decrease in net assets resulting from shareholder distributions	(8,348,055)	(6,813,875)	(1,082,614)

Capital share transactions:
Issuance of common shares (net of offering costs of $24,925(1) for 2014, net of offering costs of $704,762 for 2013 and offering costs and sales commissions of $39,871 and $130,751, respectively for 2012)	(24,925)	70,487,515	11,494,019
Conversion of mezzanine equity to common shares	—	295,000	—
Reinvestment of dividends	995,327	957,358	—
Net increase in net assets from capital share transactions	970,402	71,739,873	11,494,019

Total increase in net assets	2,017,829	69,048,159	14,098,264
Net assets at beginning of period	88,854,486	19,806,327	5,708,063

Net assets at end of period	$90,872,315	$88,854,486	$19,806,327

Capital share activity (common shares):
Shares sold (2)	—	4,955,054	767,694
Shares issued from reinvestment of dividends	74,446	67,095	—
Conversion of mezzanine shares to common shares (2)	—	20,485	—
Net increase in capital share activity (common shares)	74,446	5,042,634	767,694

Capital share activity (mezzanine equity):
Shares sold (2)	—	9,763	7,288
Conversion of mezzanine shares to common shares (2)	—	(20,485)	—
Net (decrease) increase in capital share activity (mezzanine equity)	—	(10,722)	7,288

(1)	Reimbursement to Harvest Capital Strategies of offering costs paid during the initial public offering.
(2)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted as described in Note 1.
 See accompanying notes to audited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,395,482	$4,122,161	$3,686,859
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,410,033)	(1,125,511)	(502,056)
Paid in kind income collected (1)	1,142,846	399,687	—
Net realized gains on investments	(665,813)	—	—
Net unrealized depreciation (appreciation) of investments	(464,416)	1,709,209	(1,981,004)
Amortization of fees, discounts and premiums, net	(1,531,989)	(1,000,896)	(483,879)
Amortization of deferred financing costs	255,801	193,135	36,588
Purchase of investments (net of loan origination and other fees)	(65,406,650)	(37,924,955)	(36,980,576)
Proceeds from principal payments	23,054,095	8,901,308	6,128,297
Changes to (Increase) in operating assets and liabilities
(Increase) in interest receivable	(100,947)	(283,310)	(22,786)
Decrease (increase) in accounts receivable - other and other assets	(69,277)	135,364	(246,541)
(Decrease) increase in accrued interest payable	41,841	(268,772)	206,786
Increase in accounts payable and other liabilities	389,942	1,208,267	1,043,546

Net cash used in operating activities	(35,369,118)	(23,934,313)	(29,114,766)

Cash flows from financing activities:
Borrowings on revolving credit facility	56,390,000	2,000,000	33,440,000
Repayment of borrowings on revolving credit facility	(30,314,860)	(30,226,666)	(9,900,000)
Offering expenses from the shelf registration	(119,640)	—	—
Proceeds from the issuance of common stock and common units	75	71,192,277	11,538,448
Offering expenses from the issuance of common stock	(25,000)	(656,095)	—
Issuance of mezzanine equity	—	134,225	110,375
Return of capital		—	(91,545)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $995,327, $957,358 and $0, respectively)	(7,352,728)	(5,856,517)	(1,082,614)
Payment of deferred financing costs	(21,120)	(1,308,550)	(16,572)

Net cash provided by financing activities	18,556,727	35,278,674	33,998,092

Net (decrease) increase in cash during the period	(16,812,391)	11,344,361	4,883,326

Cash at beginning of period	18,984,162	7,639,801	2,756,475

Cash at end of period	$2,171,771	$18,984,162	$7,639,801

Non-cash operating activities:
Purchase of investments (net of loan origination and other fees)	$(8,800,000)
Proceeds from principal payments	8,800,000
Amendment fees	417,663

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$995,327	$957,358	$—
Amortization of deferred offering costs	—	48,667	44,429

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$625,706	$1,104,478	$737,299
See accompanying notes to audited financial statements.

(1)	Paid in kind income collected has been broken out for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2014)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Automotive

FCA US LLC (fka Chrysler Group LLC)	0.5%	*	Senior Secured Term Loan, due 05/24/2017	12/22/2014	498,708	498,708	498,085
			(3.50%; LIBOR +2.75% with 0.75% LIBOR floor)

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/3/2014	1,406,700	1,392,750	1,392,750
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

Capital Equipment Reseller

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018	6/13/2014	762,000	741,617	761,550
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		2,327,326	2,245,485	2,316,047
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017		350,000	350,000	348,796
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	1/29/2014	992,500	993,056	965,206
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.4%	*	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,972,578	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,933,243	6,933,243
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Global Information Technology Co.

Dell International LLC	0.6%	*	Senior Secured Term Loan, due 04/29/2020	12/22/2014	500,000	500,000	500,006
			(4.50%; LIBOR +3.50% with 1.00% LIBOR floor)

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.2%	*	Junior Secured Subordinated Debt, due 8/14/2015	8/21/2012	3,655,053	3,434,038	3,655,053
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity		—	193,751	200,000
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3)	5.9%	*	Junior Secured Subordinated Debt, due 09/30/2015	10/30/2013	6,635,718	6,104,841	5,399,804
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5%	*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,400,133	4,315,272	4,400,133
			(13.50% Cash)

			Revolving Line of Credit		—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants		—	12,500	143,388
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	9.9%	*	Senior Secured Term Loan, due 12/31/2017	9/29/2014	8,333,750	8,304,889	8,304,889
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit		700,000	700,000	700,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,687,819	4,608,385	4,687,819
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,829,065	1,977,630
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

			Common Equity (DICO)		—	105,000	—
			(5.99% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	6,000,000	5,967,866	6,000,000
			(15.00% Cash)

WBL SPE II, LLC	3.4%	*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	3,086,205	3,066,461	3,066,461
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Common Equity	12/23/2013	—	200,000	210,920
			(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018	5/30/2013	5,246,023	5,142,642	5,246,023
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan, due 06/27/2019	9/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	3,933,550	3,271,370	3,895,678
			(13.00% Cash)

			Revenue Linked Security		—	876,923	1,111,001

Rental Car

Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,902,434	9,902,434
			(12.16%; LIBOR +12.00% with no LIBOR floor)
Safety Consulting Services

Safety Services Acquisition Corp.	6.5%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,714,622	5,636,866	5,714,622
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity		—	100,000	208,000
			(0.64% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Software Publishing

Optimal Blue, LLC	6.5%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,361,216	5,317,620	5,361,216
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity		—	100,000	511,362
			(0.391% of fully diluted common equity)

Specialty Advertising

Brite Media LLC	7.1%	*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,850,000	5,775,575	5,850,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018		500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity		—	100,000	102,000
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.5%	*	CLO Subordinated Notes, maturity 07/15/2018	3/6/2014		2,234,210	2,299,854
			(18.67% of sub-notes)

Sweetener Supplier
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/7/2014	3,000,000	2,882,752	2,882,752
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software

Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022	1/15/2014	500,000	496,570	495,834
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.2%	*	Junior Secured Subordinated Debt, due 4/30/2020	10/29/2014	4,000,000	3,841,733	3,840,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	4.6%	*	Senior Secured Term Loan, due 07/31/2017	10/21/2014	4,425,338	4,318,006	4,203,822
			(18.19%; LIBOR + 14.69% with 0.19% LIBOR floor/3.00% PIK/0.31% Fee Letter)

			Common Equity Warrants		—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					111,816,711	113,035,774	114,486,428

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (3)	1.5%	*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	1,760,578	1,644,045	1,348,000
			(18.80%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity			290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants			151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					1,760,578	2,085,843	1,348,000

Total Investments as of 12/31/2014	127.5%	*			$113,577,289	$115,121,617	$115,834,428

*	Value as a percentage of our net assets

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

(3)	CRS Reprocessing, LLC and Solex Find Foods, LLC are on non-accrual status at December 31, 2014.
(4)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $2.4 million, $1.8 million, and $0.6 million, respectively.  The tax cost of investments is $115.2 million.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2013)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Document and Information Solutions

Arsloane Acquisition, LLC (Pitney Bowes)	5%	*	Junior Secured Term Loan, due 10/01/2020	10/8/2013	4,500,000	4,437,666	4,437,666
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Hand Tool Manufacturing

Rostra Tool Company	5.4%	*	Junior Secured Subordinated Debt, due 12/15/2014	2/1/2012	4,727,077	4,675,204	4,727,077
			(17.00%; the greater of 17.00% (13.00% Cash/4.00% PIK) or LIBOR + 13.50% (9.50% Cash/4.00% PIK))

			Common Equity Warrants			—	59,817
			(14.99% of fully diluted common equity)

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4%	*	Junior Secured Subordinated Debt, due 11/30/2014	8/21/2012	3,376,137	3,278,290	3,376,137
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity (16.5% of fully diluted common equity)			193,750	200,000

Industrial Fluid Filtration Services

CRS Reprocessing, LLC	6.8%	*	Junior Secured Subordinated Debt, due 11/02/2015	10/30/2013	6,123,783	6,060,086	6,060,086
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	4.9%	*	Junior Secured Subordinated Debt, due 04/6/2017	4/6/2012	4,257,840	4,161,840	4,257,840
			(16.00%; 12.50% Cash/3.50% PIK)

			Common Equity Warrants			12,500	65,650
			(2.0% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value
Metal Fabricating & Finishing

Northeast Metal Works, LLC	5.4%	*	Senior Secured Debt, due 12/31/2017	12/31/2013	4,650,000	4,560,167	4,560,167
			(14.20%; LIBOR + 14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit	12/31/2013	200,000	200,000	200,000

			(14.20%; LIBOR + 14.00% with 0.20% LIBOR floor)

Novelty Shops

PD Products, LLC	5.5%	*	Junior Secured Subordinated Debt, due 10/4/2018	10/4/2013	5,000,000	4,928,297	4,928,297
			(12.00%; LIBOR + 10.50% with 1.50% LIBOR floor)

Peekay Acquisition, LLC (Christals)	2.3%	*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,759,799	2,000,000
			(18.00%; 15.00% Cash/3.00% Accommodation Fee)

			Common Equity Warrants (Christals Acquisition , LLC)			35,000	—
			(2.0% of fully diluted common equity)

			Common Equity Warrants (Christals Parent, LLC)
			(8.0% of fully diluted common equity)			70,000	—

Other Nondepository Credit Intermediation

WBL SPE I, LLC	1.4%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	1,250,000	1,203,283	1,203,283
			(15.00% Cash)

WBL SPE II, LLC	1.7%	*	Senior Secured Term Loan, due 12/23/2016	12/23/2013	1,500,000	1,477,500	1,477,500
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Common Equity	12/23/2013		200,000	200,000

Pawn Retail Outlets

Pawn Plus, Inc.	4.1%	*	Senior Secured Term Loan, due 12/31/2016	12/31/2012	3,804,398	3,581,164	3,647,159
			(17.00%; the greater of 17.00% (15.00% Cash/2.00% PIK) or LIBOR + 14.50% (12.50% Cash/2.00% PIK))

			Common Equity Warrants			133,524	—
			(3.9% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc (Choice Pet)	5.7%	*	Senior Secured Debt, due 02/28/2018	5/30/2013	5,082,919	4,980,815	5,030,676
			(14.75%, 12.00% Cash/2.75% PIK)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value

Pharmaceutical Merchant Wholesaler

Insight Pharmaceuticals, LLC	1.7%	*	Junior Secured Term Loan, due 08/25/2017	9/14/2011	1,544,828	1,535,043	1,544,828
			(13.25%; LIBOR + 11.75% with 1.50% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	4.7%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	4,264,569	3,441,121	3,441,121
			(13.00% Cash)

			Revenue Linked Security			758,061	758,061

Safety Consulting Services

Safety Services Acquisition Corp.	6.6%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,572,028	5,503,043	5,572,028
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity			100,000	303,745
			(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue	6.1%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,253,886	5,203,886	5,203,886
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity			100,000	176,567
			(0.391% of fully diluted common equity)

Surveying & Engineering Services

SISD, Inc. (Garden State)	1.1%	*	Senior Secured Debt, due 03/1/2019	12/4/2013	1,001,167	919,513	919,513
			(16.50%; LIBOR + 14.50% with 0.50% LIBOR floor/1.50% PIK)

			Common Equity Warrants			58,240	58,240
			(4.0% of fully diluted common equity)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	4.3%	*	Senior Secured Term Loan, due 7/31/2017	8/2/2013	4,000,000	3,850,406	3,792,496
			(15.00%; LIBOR + 15.00% with no floor)

			Common Equity Warrants			77,522	55,435
			(3% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value

Water Treatment Solutions

EWT Holdings III Corp. 1sr Lien	0.8%	*	Senior Secured Term Loan, due 01/15/2021	12/12/2013	750,000	746,250	755,025
			(4.75%; LIBOR + 3.75% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					68,858,632	68,241,970	69,012,300

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex	1.7%	*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	1,767,338	1,620,309	1,515,896
			(15.79%; LIBOR +12.50% Cash/3.29% PIK)

			Common Equity			290,284	12,299
			(6.34% of fully diluted common equity)

			Common Equity Warrants			151,514	11,981
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					1,767,338	2,062,107	1,540,176

Total Investments as of December 31, 2013 (79.4%)*					$70,625,970	$70,304,077	$70,552,476

*	Value as a percentage of our net assets

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

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $1.2 million, $0.8 million, and $0.4 million, respectively.  The tax cost of investments is $70.2 million.

Harvest Capital Credit Corporation
Notes to Audited Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation (“HCAP”) was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, we follow accounting and reporting guidance as set forth in Accounting Standards Codification ("ASC") 946.

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

Paid in kind income collected has been broken out on the Statement of Cash Flows for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.

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

Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but 25% or less, of the outstanding voting securities of another person. Twenty-eight of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2014, and twenty of the Company’s investments were classified as non-control/non-affiliated investments as of December 31, 2013. One of the Company’s investments was classified as affiliated as of December 31, 2014 and December 31, 2013, respectively.

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

During the quarter ended December 31, 2014, we made certain changes to our valuation process to increase the role of an independent external valuation firm in the review and valuation of our Level 3 assets. The fair value measurement of Level 3 assets involves the use of significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability. Before these changes to our valuation process, an independent external valuation firm reviewed all Level 3 assets at least annually. After implementation of the changes to our valuation process, an independent external valuation firm reviews all material Level 3 assets either quarterly or annually depending on the investment rating, or performance, of the investment.

The following is a description of our valuation process, as in effect after implementing these changes during the quarter ended December 31, 2014. Investments are measured at fair value as determined in good faith by our management team, reviewed by the audit committee of the board of directors (independent directors), and ultimately approved by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we engage an independent external valuation firm to review all such material investments quarterly. In the case of investments that are Level 3 assets and have an investment rating of 3 through 5, our management or the investment professionals of our investment adviser prepare an internal valuation analysis (in the form of a portfolio monitoring report or “PMR”), which is considered in addition to the review of the independent external valuation firm. In the case investments that are Level 3 assets and have an investment rating of 1, we engage an independent external valuation firm to review all material investments, at least annually. In quarters where an external valuation is not prepared for such investments, our management or the investment professionals of our investment adviser prepare a PMR for such investments. In the case of investments that are Level 1 or 2 assets, no independent external valuation firm is engaged due to the availability of quotes in markets (which may or may not be active) for such investments or similar assets.

The board of directors undertakes a multi-step valuation process at each measurement date.

•
Our valuation process begins with (i) an internally prepared PMR, (ii) an external valuation report prepared by an independent valuation firm, or both (i) and (ii), depending on the investment’s rating and whether it is categorized as a Level 1, 2 or 3 asset.

•	Preliminary valuation conclusions are documented and discussed with our senior management.

•	The audit committee of our board of directors reviews and discusses the preliminary valuations.

•
The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our senior management, the independent valuation firm (if reviewed in such quarter), and the audit committee.

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

Deferred Offering Costs

Deferred offering costs are made up of deferred offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014. The deferred offering costs consist of legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of December 31, 2014 and December 31, 2013 was $119,640 and $0, respectively. The amortization expense relating to deferred debt issuance costs during the year ended December 31, 2014 and the year ended December 31, 2013 was $0 and $0, respectively.

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2014 and December 31, 2013 was $1,012,862 and $1,247,534, respectively. The balance as of December 31, 2014 of $1,012,862 relates to deferred debt issuance costs. The balance as of December 31, 2013 of $1,247,534 is comprised of deferred debt issuance costs. The amortization expense relating to deferred debt issuance costs during the year ended December 31, 2014 and the year ended December 31, 2013 was $255,801 and $193,135, respectively. Of the $193,135 of amortization expense recognized during the year ended December 31, 2013, $146,518 relates to the acceleration of deferred debt issuance costs related to the extinguishment of the senior secured revolving credit facility with JMP Group LLC. The amount recorded as a reduction to contributed capital related to deferred equity offering costs during the year ended December 31, 2014 and the year ended December 31, 2013 was $0 and $48,667, respectively.

Other Liabilities

Other liabilities as of December 31, 2014 consisted of two debt investments totaling $1.0 million that had not closed as of December 31, 2014 and other miscellaneous accrued expenses. Other liabilities as of December 31, 2013 consisted of one debt investment totaling $0.8 million that had not closed as of December 31, 2013, a $0.3 million principal and interest reserve that was held at closing on one of our debt investments that closed in the fourth quarter of 2013 and $0.8 million that was held at closing on one of our debt investments that closed in the fourth quarter of 2013 and other miscellaneous accrued expenses.

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

During the year ended December 31, 2014, the Company declared dividends totaling $1.35 per share.

HCC LLC's and the Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of December 31, 2014. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011, 2012 and 2013 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011, 2012 and 2013 state tax years for HCC LLC and the Company remain subject to examination by the state taxing authorities.

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

In August 2014, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this ASU provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU apply to all entities and will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on the Company’s statement of assets and liabilities, results of operations or cash flows.

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

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Loan Agreement contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Loan Agreement), which includes HCAP's unsecured notes, to 50% of the maximum borrowing amount under the Credit Facility. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.

As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of December 31, 2013, the outstanding balance on the JMP Facility was $0.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 34.4% and 38.3% of total debt investments outstanding as of December 31, 2014 and December 31, 2013, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 18.6% and 18.7% of total loan interest and fee income for the year ended December 31, 2014 and the year ended December 31, 2013, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31, 2014
	Shares Issued	Proceeds
Dividend reinvestment plan	74,446	$995,327
Total for the year ended December 31, 2014	74,446	$995,327

	Year Ended December 31, 2013
	Shares Issued	Offering price per share	Proceeds net of underwriting and offering costs
Final pre-IPO capital call (1)	1,054,626	$13.70	$14,593,615
Initial Public Offering	3,400,000	14.63	49,783,905
Overallotment option	433,333	14.10	6,109,995
Conversion of mezzanine equity to common shares (1)	20,485	13.70	295,000
Dividend reinvestment plan	67,095	14.27	957,358
Total for the year ended December 31, 2013	4,975,539	$14.42	$71,739,873

(1)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.
 As of December 31, 2014, the Company had warrants outstanding to purchase an aggregate of 253,129 shares of its common stock. Each warrant is exercisable at any time, but no later than its expiration date, which, depending on the warrant, ranges from February 20, 2015 to June 22, 2015. Each warrant has an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock.

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

Revolving credit facilities: The Credit Facility is a Level 2 financial instrument with readily observable market inputs from other comparable credit facilities in the marketplace. The Company believes the interest rates on the Credit Facility and is comparable to what the Company would be offered by third party lenders and determined the fair value to approximate the amortized cost carrying value.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2014 and December 31, 2013, unfunded commitments totaled $3.6 million and $5.3 million, respectively and their estimated fair values on such dates were $3.6 million and $5.2 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 or December 31, 2013.

There was one transfer from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2014 due to increased quoted market prices available from market makers for the financial instrument and one transfer of a debt investment from Level 2 to Level 3 of the fair value hierarchy during the year ended December 31, 2013 due to a lack of quoted market prices available from market makers for the financial instrument.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively:

	Fair Values as of December 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	—	1,963,297	56,053,970	58,017,267
Junior Secured	—	9,285,834	43,744,802	53,030,636
CLO Equity		—	2,299,854	2,299,854
Equity		—	1,375,670	1,375,670
Royalty Security	—	—	1,111,001	1,111,001
	—	11,249,131	104,585,297	115,834,428

	Fair Values as of December 31, 2013

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	—	755,025	29,274,987	30,030,012
Junior Secured	—	—	38,620,670	38,620,670
Equity	—	—	1,143,733	1,143,733
Royalty Security	—	—	758,061	758,061
	—	755,025	69,797,451	70,552,476

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2014 and December 31, 2013, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$56,053,970	Bond Yield	Risk adjusted discount factor	3.9% - 22.0%	12.3%

		Market	EBITDA multiple	3.0x - 8.1x	5.5x

		Income	Weighted average cost of capital	7.0% - 19.0%	14.2%

Junior Secured	$43,744,802	Bond Yield	Risk adjusted discount factor	3.3% - 28.0%	11.3%

		Market	EBITDA multiple	3.7x - 26.7x	7.8x

		Income	Weighted average cost of capital	11.0% - 25.0%	15.6%

Equity investments	$1,375,670	Market	EBITDA multiple	2.9x - 26.7x	9.2x

		Income	Weighted average cost of capital	3.9% - 20.9%	12.3%

CLO equity	$2,299,854	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Royalty security	$1,111,001	Bond Yield	Risk adjusted discount factor	16.4%	16.4%

Type of Investment	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$29,274,987	Bond Yield	Risk adjusted discount factor	14.3% - 25.0%	18.5%

		Market	EBITDA multiple	4.8x - 6.1x	5.3x

		Income	Weighted average cost of capital	14.0% - 20.0%	16.4%
			Expected principal recovery	100%	N/A

Junior Secured	$38,620,670	Bond Yield	Risk adjusted discount factor	12.9% - 19.8%	14.7%

		Market	EBITDA multiple	4.1x - 11.0x	6.7x

		Income	Weighted average cost of capital	13.0% - 19.0%	16.3%
			Expected principal recovery	100%	N/A

Equity investments	$1,143,733	Market	EBITDA multiple	4.1x - 11.0x	7.1x

		Income	Weighted average cost of capital	12.9% - 25.0%	15.0%

Royalty security	$758,061	Bond Yield	Risk adjusted discount factor	21.0%	21.0%

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Senior Secured	Junior Secured	CLO Equity	Equity	Royalty Security	December 31, 2014

Fair value of portfolio, beginning of period	$29,274,987	$38,620,670	$—	$1,143,733	$758,061	$69,797,451
New investments	34,288,065	23,350,000	2,608,830	142,000	—	60,388,895
Principal payments received	(11,615,770)	(11,500,761)	(374,620)	(854,473)	(91,814)	(24,437,438)
Loan origination fees received	(562,675)	(804,760)	—	—	—	(1,367,435)
Payment in kind interest earned	541,901	657,454	—	—	210,676	1,410,031
Accretion of deferred loan origination fees/discounts	884,335	648,380	—	—	—	1,532,715
Transfer (to) from level 2 (1)	(1,004,203)	(3,030,000)	—	—	—	(4,034,203)
Transfer (to) from investment type	4,220,717	(4,220,717)		—		—
Net realized gains on investments	—	—	—	662,709	—	662,709
Change in unrealized appreciation (depreciation) on investments (2)	26,613	24,536	65,644	281,701	234,078	632,572
Fair value of portfolio, end of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297

(1)	The Company uses the fair value of investments at the end of the period when transferring investments between levels of the fair value hierarchy.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at December 31, 2014, was $580,649. Net realized gain and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Senior Secured	Junior Secured	Equity	Royalty Security	December 31, 2013

Fair value of portfolio, beginning of period	$10,720,960	$24,726,045	$2,577,038	$—	$38,024,043
New investments	24,100,000	13,495,861	476,046	758,061	38,829,968
Principal payments received	(2,675,505)	(4,625,490)	—	—	(7,300,995)
Loan origination fees received	(598,104)	(1,053,170)	—	—	(1,651,274)
Payment in kind interest earned	308,550	816,961	—	—	1,125,511
Accretion of deferred loan origination fees/discounts	328,202	490,701	—	—	818,903
Transfer (to) from level 2 (1)	—	1,544,828	—	—	1,544,828
Transfer (to) from investment type	(3,102,848)	3,102,848	—	—	—
Change in unrealized appreciation (depreciation) on investments (2)	193,732	122,086	(1,909,351)	—	(1,593,533)
Fair value of portfolio, end of period	$29,274,987	$38,620,670	$1,143,733	$758,061	$69,797,451

(1)	The Company uses the fair value of investments at the end of the period when transferring investments between levels of the fair value hierarchy.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at December 31, 2014, was $(1,610,407). Net realized gain and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

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

Note 8: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc., a full-service investment banking and asset management firm. JMP Group Inc. currently holds an equity interest in us and our investment adviser and was our lender under the JMP Facility. JMP Group Inc. conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, which manages approximately $1.1 billion in credit assets of collateralized loan obligation funds.

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

The post- initial public offering incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense, net of fees waived under the waiver agreement, for the year ended December 31, 2014 totaled $1,824,062. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized appreciation of $ 464,416 for the year ended December 31, 2014 and net unrealized depreciation of $ (1,760,105) since our initial public offering.

The incentive fee expense also included the waiver of $320,827 and $159,069 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended March 31, 2014 and December 31, 2013, but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense was $4,005,486 and $753,746 for the year ended December 31, 2014 and December 31, 2013, respectively. Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement, was $3,684,659 and $753,746 for the year ended December 31, 2014 and December

31, 2013, respectively. Accrued base management fees and incentive management fees were $1,385,389 million and $364,767 million as of December 31, 2014 and December 31, 2013, respectively.

HCC LLC entered into an administration agreement with JMP Credit Advisors LLC (“JMPCA”), a subsidiary of JMP Group Inc. The agreement provided that JMPCA would provide all of HCC LLC’s administrative services including loan operations, accounting and recordkeeping and shareholders services. JMPCA would be reimbursed by HCC LLC for its expenses, including reimbursement for an allocable percentage of the compensation costs for the employees performing services under the agreement. There was a $200,000 cap for reimbursement during the first twelve months of the agreement. In conjunction with the initial public offering, HCAP entered into a substantially similar administration agreement with JMPCA except that payments required to be made by HCAP to JMPCA under the agreement were capped such that amounts payable to JMPCA would not exceed $275,000 during the first year of the term of the administration agreement. Since the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMPCA of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. Total administrative services expense was $ 498,201 and $ 275,001 for the year ended December 31, 2014 December 31, 2013, respectively. Accrued administrative services fees were $ 150,001 and $ 22,917 as of December 31, 2014 December 31, 2013, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC’s offering of up to $30.0 million of capital commitments. JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation. The Company did not record any commission during the year ended December 31, 2014and the three months ended March 31, 2014 owed to the related party in connection with securing capital commitments. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP’s initial public offering for which it received an estimated $420,000 of compensation.

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

Note 9: Commitments and Contingencies

At December 31, 2014, the Company had a total of $3.6 million in unfunded commitments comprised of $0.5 million of delayed draws that had not been fully drawn and expire on December 31, 2016 and $2.1 million of unfunded revolving line of credit commitments on four of the Company’s debt investments, and $1.0 million made up of two loans that had not closed as of December 31, 2014. The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies.

While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect the Company's financial conditions or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company's financial condition or results of operations in any future reporting period.

Note 10: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2014 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period. There were 452 potentially dilutive common shares issued as of December 31, 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net increase (decrease) in net assets resulting from operations	$9,395,482	$4,122,161	$3,686,859
Weighted average shares outstanding (basic) (1)	6,185,061	4,429,639	866,217
Weighted average shares outstanding (diluted) (1)	6,185,061	4,430,091	866,217
Net increase (decrease) in net assets resulting from operations per share (basic and diluted) (1)	$1.52	$0.93	$4.26

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.
Note 11. Taxable/Distributable Income and Dividend Distributions

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and incentive fees on such investments, as investment gains and losses and the accompanying incentive fees are not included in taxable income until they are realized; (2) recognition of interest income on certain loans; (3) income or loss recognition on exited investments; and (4) excise taxes on undistributed ordinary income and capital gains, as federal taxes are not deductible.

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2014 and for the period from the IPO through December 31, 2013.

	Year Ended December 31, 2014	IPO through December 31, 2013
Net increase in net assets resulting from operations	$9,395,482	$2,549,875
Net unrealized (appreciation) depreciation on investments	(464,416)	2,224,522
Incentive fees on net unrealized appreciation (depreciation) on investments	92,883	(444,904)
Book/tax difference due to acceleration of loan fees on modified investments	(101,008)	(102,044)
Book/tax difference due to interest income on certain investments	321,171	—
Book/tax difference due to capital gains not recognized	89,416	—
Excise taxes not deductible	43,727	—
Taxable/Distributable Income	$9,377,255	$4,227,449

The components of accumulated undistributed and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2014	2013
Undistributed ordinary income	$318,840	$—
Realized capital gains	$710,365	$—
Return of capital	$—	$(445,303)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted, which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company is permitted to carry forward any net capital losses, if any, incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment net loss carryforwards may be more likely to expire unused.

At December 31, 2014, the Company did not have any net loss carryforwards to offset net capital gains.

Our dividends, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To qualify for RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company did not incur a U.S. federal excise tax for calendar year 2013 and expects to incur a U.S. federal excise tax of $43,727 for calendar year 2014.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 12: Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively:

	Year Ended December 31,
	2014		2013	2012

Per share data:
Net asset value at beginning of period	$14.45		$16.89	$14.38
Net investment income, after tax (1)	1.34		1.32	1.97
Realized gains on investments (1)	0.10
Net unrealized appreciation (depreciation) on investments	0.06		(0.39)	2.29
Net increase in net assets from operations	1.50		0.93	4.26
Distributions from net investment income	(1.35)		(2.48)	(1.24)
Distributions from capital gains	—		(0.10)	—
Return of capital	—		—	—
Total Distributions	(1.35)		(2.58)	(1.24)
Effect of shares issued, net of offering expenses	—		(0.79)	(0.51)
Net asset value at end of period	$14.60		$14.45	$16.89
Net assets at end of period	90,872,315		88,854,486	19,806,327
Shares outstanding at end of period (2)	6,222,673		6,148,227	1,172,688
Weighted average shares outstanding (basic) (2)	6,185,061		4,429,639	866,217
Per share market value at end of period	$11.54		$15.02	N/A

Ratios and Supplemental data:
Net Assets Value Total Return (3)	11.85%		1.18%	26.08%
Market Price Total Return (4)	(14.95)%		5.78%	N/A
Average Net Assets	$89,846,742		$64,066,052	$13,465,920
Ratio of expenses to average Net assets (annualized)	7.13%	(5)	4.57%	18.08%
Ratio of net investment income to average Net assets (annualized)	9.20%		9.10%	12.67%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.99 shares for each unit. See Note 1.
(3)
Total return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. Dividends and distributions are assumed for purposes of these calculations to be reinvested at prices obtained under the Company's dividend reinvestment plan.

(4)
Total return measures the changes in market value over the period indicated, taking into account dividends as reinvested. Dividends and distributions are assumed for purposes of these calculations to be reinvested at prices obtained under the Company's dividend reinvestment plan. The total return based on market value for the period from May 2, 2013 (initial public offering) through December 31, 2013 was 5.78%. No market value data was available for the periods prior to the initial public offering.

(5)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014 and December 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 36 and 25 basis points, respectively on an annualized basis.

Note 13: Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last eight quarters prior to December 31, 2014. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total investment income	$3,037	$3,517	$3,917	$4,240
Net investment income	2,066	1,813	2,273	2,113
Net increase in net assets resulting from operations	2,243	2,392	2,016	2,744
Net increase in net assets resulting from operations per share (basic and diluted)	$0.36	$0.39	$0.33	$0.44

	Quarter Ended
(in thousands, except per share data)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total investment income	$1,786	$2,058	$2,052	$2,864
Net investment income	765	1,263	1,474	2,329
Net increase in net assets resulting from operations	1,280	1,207	1,114	521
Net increase in net assets resulting from operations per share (basic and diluted)	$1.09	$0.28	$0.18	$0.09

Note 14: Subsequent Events

On January 14, 2015, the Company had its common stock transferred within the NASDAQ listing tiers, from the NASDAQ Capital Market to the NASDAQ Global Market. No change was made to the trading symbol for the Company’s common stock, which is “HCAP.”

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its Notes. The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%.

On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters.

On February 13, 2015, the Company made a $3.0 million junior secured term loan investment in GK Holdings, Inc. (Global Knowledge).

On February 13, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of
February 27, 2015, March 27, 2015, and April 27, 2015.

On March 10, 2015, the Company increased its investment in Infinite Aegis by $4.5 million.  The investment is now comprised of a senior secured term loan totaling $7.9 million that carries an interest rate of Libor + 13.5% plus 3% PIK and a senior secured revolver totaling $1.1 million that carries an interest rate of Libor plus 12%.

On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to

September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).  Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.

(c) Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies and provisions in the JOBS Act applicable to emerging growth companies.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

4.2	Form of Indenture (incorporated by reference to the registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on November 7, 2014).

4.3
Form of First Supplemental Indenture relating to the 7.00% Notes due 2020, between Harvest Capital Credit Corporation and U.S. National Bank Association, as trustee (incorporated by reference to the registrant's Form 8-A, File No. 001-35906, filed on January 23, 2015).

4.4	Form of 7.00% Notes due 2020 (incorporated by reference to the registrant's Form 8-A, File No. 001-35906, filed on January 23, 2015).

10.1	Form of Dividend Reinvestment Plan (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.2	Investment Advisory and Management Agreement (incorporated by reference to the registrant’s quarterly report on Form 10-Q, File No. 1-35906, filed on November 12, 2013).

10.3	Form of Custody Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.4	Form of Administration Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.5	Form of License Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.6	Form of Registration Rights Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

10.7	Form of Warrant Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

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

10.13
First Amendment to Loan and Security Agreement, dated as of December 30, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's annual report on Form 10-K, File No. 814-00985, filed on March 31, 2014).

10.14
Second Amendment to Loan and Security Agreement, dated as of December 17, 2014, by and among Harvest Capital Credit Corporation, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on January 27, 2015).

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

* Filed herewith.

c. Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2014

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2013 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2014 Value

Affiliate Investments

Solex Fine Foods, LLC	Senior Secured Term Loan, due 12/28/2016	$311,483	$1,515,896	$145,507	$313,403	$1,348,000
	(15.79%; LIBOR + 12.50/3.29 PIK)

	Common Equity		12,299	—	12,299	$—
	(6.57% of fully diluted common equity)

	Common Equity Warrants		11,981	—	11,981	$—
	(6.4% of fully diluted common equity)

Total Affiliate Investments		$311,483	$1,540,176	$145,507	$337,683	$1,348,000

(1)	Represents the total amount of interest or fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: March 16, 2015	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 16, 2015	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 16, 2015	/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 16, 2015	/s/ Joseph A. Jolson
Joseph A. Jolson Director

Date: March 16, 2015	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 16, 2015	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 16, 2015	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director