Form 10-Q
period 2015-03-31
Harvest Capital Credit Corp
filed 2015-05-07
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 25th Floor New York, NY 10017 (Address of principal executive offices) (Zip Code)

(212) 906-3500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 5, 2015 was 6,249,251.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

Harvest Capital Credit Corporation
Statements of Assets and Liabilities (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $124,351,914 at 3/31/2015 and $113,035,774 at 12/31/14)	$124,406,411	$114,486,428
Affiliated investments, at fair value (cost of $2,085,843 at 3/31/2015 and $2,085,843 at 12/31/14)	1,000,000	1,348,000
Total investments, at fair value (cost of $126,437,757 at 3/31/2015 and $115,121,617 at 12/31/14)	125,406,411	115,834,428

Cash	2,431,659	2,171,771
Interest receivable	667,845	550,849
Accounts receivable – other	1,219,101	75,046
Deferred offering costs	1,128,959	119,640
Deferred financing costs	946,805	1,012,862
Other assets	50,911	105,408
Total assets	$131,851,691	$119,870,004

LIABILITIES:
Revolving line of credit	$13,100,000	$26,075,140
Unsecured notes	27,500,000	—
Accrued interest payable	391,943	77,363
Accounts payable and accrued expenses	1,509,937	1,806,545
Other liabilities	33,999	1,038,641
Total liabilities	42,535,879	28,997,689

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,244,309 issued and outstanding at 3/31/2015 and 6,222,673 issued and outstanding at 12/31/14	6,244	6,223
Capital in excess of common stock	89,686,442	89,424,499
Accumulated realized gains on investments	681,632	665,813
Net unrealized (depreciation) appreciation on investments	(1,031,346)	712,811
Undistributed net investment income	(27,160)	62,969
Total net assets	89,315,812	90,872,315
Total liabilities and net assets	$131,851,691	$119,870,004

Common stock issued and outstanding	6,244,309	6,222,673

Net asset value per common share	$14.30	$14.60

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,430,036	$2,381,505
Cash - affiliated investments	—	56,066
PIK - non-affiliated/non-control investments	306,126	370,317
PIK - affiliated investments	—	27,084
Amortization of fees, discounts and premiums, net	361,544	199,146
Total interest income	4,097,706	3,034,118
Other income	14,583	2,937
Total investment income	4,112,289	3,037,055

Expenses:
Interest expense – revolving line of credit	123,605	—
Interest expense - unused line of credit	84,585	103,125
Interest expense - deferred financing costs	66,057	61,229
Interest expense - unsecured notes	342,223	—
Interest expense - deferred offering costs	29,513	—
Total interest expense	645,983	164,354

Professional fees	181,582	163,751
General and administrative	188,759	153,814
Base management fees	609,332	384,857
Incentive management fees	324,765	356,315
Administrative services expense	150,000	68,751
Total expenses	2,100,421	1,291,842
Less waivers:
Incentive fees waived (1)	—	(320,827)
Total net expenses	2,100,421	971,015
Net Investment Income	2,011,868	2,066,040

Net realized gains on investments	15,819	—
Net change in unrealized (depreciation) appreciation on investments	(1,744,157)	177,442
Total net unrealized and realized gains (losses) on investments	(1,728,338)	177,442

Net increase in net assets resulting from operations	$283,530	$2,243,482

Net investment income per share (basic and diluted)	$0.32	$0.34
Net increase in net assets resulting from operations per share (basic and diluted)	$0.05	$0.36
Weighted average shares outstanding (basic and diluted)	6,229,041	6,156,116
Dividends paid per common share (basic and diluted)	$0.34	$0.34

(1)
For the period from our initial public offering in May 2013 to March 31, 2014, our investment adviser agreed to waive its incentive fee to the extent required to support a minimum dividend yield of 9% per year based on our initial public offering price per share of $15.00.

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31,
	2015	2014

Increase in net assets from operations:
Net investment income	$2,011,868	$2,066,040
Net realized gains (losses) on investments	15,819	—
Net change in unrealized (depreciation) appreciation on investments	(1,744,157)	177,442
Net increase in net assets resulting from operations	283,530	2,243,482

Distributions to shareholders (1):
Distributions from net investment income	(2,101,996)	(2,077,285)
Distributions from capital gains
Return of capital
Decrease in net assets resulting from shareholder distributions	(2,101,996)	(2,077,285)

Capital share transactions:
Issuance of common shares	21	20
Reinvestment of dividends (2)	261,942	289,206
Net increase in net assets from capital share transactions	261,963	289,226

Total (decrease) increase in net assets	(1,556,503)	455,423
Net assets at beginning of period	90,872,315	88,854,486

Net assets at end of period	$89,315,812	$89,309,909

Capital share activity (common shares):
Shares issued from reinvestment of dividends	21,636	20,180
Net increase in capital share activity (common shares)	21,636	20,180

 See accompanying notes to unaudited financial statements.

(1)
Distributions for the three months ended March 31, 2015 were in excess of net investment income in the amount of $91,128. Distributions for the three months ended March 31, 2014 were in excess of net investment income in the amount of $11,245. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $21 and $20 and funds received for fractional shares of $7 and $20 for March 31, 2015 and 2014, respectively.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$283,530	$2,243,482
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(306,126)	(397,401)
Paid in kind income collected (1)	(18,733)	10,606
Net realized gains on investments	(15,819)	—
Net unrealized depreciation (appreciation) of investments	1,744,157	(177,442)
Amortization of fees, discounts and premiums, net	(361,544)	(199,146)
Amortization of deferred financing costs	66,057	61,229
Amortization of deferred offering costs	29,513	—
Purchase of investments (net of loan origination and other fees)	(14,810,808)	(11,059,099)
Proceeds from principal payments	4,196,890	418,480
Changes to operating assets and liabilities
(Increase) in interest receivable	(116,996)	(64,259)
Decrease (increase) in accounts receivable - other and other assets	(1,089,558)	47,990
Increase in accrued interest payable	314,580	—
(Decrease) increase in accounts payable and other liabilities	(1,301,250)	689,661

Net cash used in operating activities	(11,386,107)	(8,425,899)

Cash flows from financing activities:
Borrowings on revolving credit facility	13,700,000	—
Repayment of borrowings on revolving credit facility	(26,675,140)	—
Proceeds from the issuance of unsecured notes	27,500,000	—
Offering expenses from the issuance of unsecured notes	(1,038,832)	—
Proceeds from the issuance of common stock and common units	7	18
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $261,956 and $289,206, respectively)	(1,840,040)	(1,788,079)

Net cash provided (used) by financing activities	11,645,995	(1,788,061)

Net increase (decrease) in cash during the period	259,888	(10,213,960)

Cash at beginning of period	2,171,771	18,984,162

Cash at end of period	$2,431,659	$8,770,202

Non-cash operating activities:
Amendment fees	$54,299	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$261,956	$289,206

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$235,833	$103,125
See accompanying notes to unaudited financial statements.

(1)	Paid in kind income collected has been broken out for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.

Harvest Capital Credit Corporation
Schedule of Investments (unaudited)
(as of March 31, 2015)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/3/2014	1,353,833	1,332,009	1,332,009
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value			8,699	8,699

Regional Engine Leasing, LLC	4.9%	*	Senior Secured Term Loan, due 3/31/2020	3/31/2015	4,390,000	4,243,679	4,243,679
			(11.00%; the greater of 11.00% or LIBOR +4.50% with no LIBOR floor)

			Residual Value		—	102,421	102,421

Capital Equipment Reseller

Lanco Acquisition, LLC	3.7%	*	Senior Secured Term Loan A, due 06/12/2018	6/13/2014	719,500	701,324	719,034
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		2,341,873	2,264,410	2,266,285
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017		350,000	350,000	348,759
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	1/29/2014	990,000	990,534	973,913
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.5%	*	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,973,437	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.4%	*	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,934,939	6,577,093
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.3%	*	Junior Secured Subordinated Debt, due 8/14/2015	8/21/2012	3,617,169	3,500,377	3,617,169
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity		—	193,751	200,000
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3)	5.2%	*	Junior Secured Subordinated Debt, due 09/30/2016	10/30/2013	6,884,661	6,104,843	4,635,516
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5.4%	*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,390,133	4,295,212	4,390,133
			(13.50% Cash)

			Revolving Line of Credit		350,000	350,000	350,000
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants		—	12,500	139,698
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	10.1%	*	Senior Secured Term Loan, due 12/31/2017	9/29/2014	8,228,125	8,231,147	8,228,125
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit		775,000	775,000	775,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,685,517	4,576,933	4,685,517
			(14.50%; LIBOR +10.50% with 1.50% LIBOR floor/2.50% PIK)

Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,868,614	1,961,880
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

			Common Equity (Peekay Boutiques, Inc.)		—	105,000	—
			(5.99% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Other Nondepository Credit Intermediation

WBL SPE I, LLC	4.6%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	4,100,068	4,077,273	4,100,068
			(15.00% Cash)

WBL SPE II, LLC	5.8%	*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	5,198,274	5,145,660	5,145,660
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Common Equity	12/23/2013	—	200,000	249,820
			(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.9%	*	Senior Secured Term Loan, due 02/28/2018	5/30/2013	5,301,762	5,205,529	5,301,762
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.5%	*	Senior Secured Term Loan, due 06/27/2019	9/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	3,870,741	3,257,497	3,870,741
			(13.00% Cash)

			Revenue Linked Security		—	906,311	1,041,045

Rental Car

Fox Rent A Car, Inc.	11.1%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,906,180	9,906,180
			(12.17%; LIBOR +12.00% with no LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp.	6.7%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,750,341	5,678,712	5,750,341
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity			100,000	205,727
			(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue, LLC	6.6%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,388,021	5,346,614	5,388,021
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity			100,000	513,293
			(0.391% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Specialty Advertising

Brite Media LLC	7.2%	*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,775,000	5,707,618	5,775,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018		500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity		—	100,000	175,000
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.4%	*	CLO Subordinated Notes, due 07/15/2018	3/6/2014		2,137,317	2,139,606

Sweetener Supplier
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/7/2014	3,000,000	2,885,586	2,885,586
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software & Services

Applied Systems, Inc.	0.6%	*	Junior Secured Term Loan, due 01/24/2022	1/15/2014	500,000	496,662	499,876
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022	1/30/2015	3,000,000	2,940,962	2,940,962
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.3%	*	Junior Secured Subordinated Debt, due 4/30/2020	10/29/2014	4,000,000	3,848,665	3,850,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	9.8%	*	Revolving Line of Credit, 07/31/2017	3/10/2015	1,050,000	1,050,000	1,050,000
			(12.19%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Senior Secured Term Loan (First Out), due 07/31/2017	3/10/2015	3,417,960	3,417,960	3,417,960
			(15.19%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017	8/1/2013	4,456,260	4,358,969	4,244,785
			(18.19%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)

			Common Equity Warrants			77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					123,334,288	124,351,914	124,406,411

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (3)	1.1%	*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	1,783,258	1,644,045	1,000,000
			(18.82%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity			290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants			151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					1,783,258	2,085,843	1,000,000

Total Investments as of 3.31.15	140.4%	*			$125,117,545	$126,437,757	$125,406,411

See accompanying notes to unaudited financial statements.

*	Value as a percentage of our net assets

(1)
Debt investments, the CLO subordinated notes and the revenue linked security are income producing investments. Common equity options, residual values and warrants are non-income producing investments. All investments other than Atrium Innovations, Inc., LNB Construction, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)	CRS Reprocessing, LLC and Solex Find Foods, LLC are on non-accrual status at March 31, 2015.
(4)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $2.0 million, $3.3 million, and $1.3 million, respectively.  The tax cost of investments is $126.7 million.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2014)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Automotive

FCA US LLC (fka Chrysler Group LLC)	0.5%	*	Senior Secured Term Loan, due 05/24/2017	12/22/2014	498,708	498,708	498,085
			(3.50%; LIBOR +2.75% with 0.75% LIBOR floor)

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/3/2014	1,406,700	1,392,750	1,392,750
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

Capital Equipment Reseller

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018	6/13/2014	762,000	741,617	761,550
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		2,327,326	2,245,485	2,316,047
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017		350,000	350,000	348,796
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	1/29/2014	992,500	993,056	965,206
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.4%	*	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,972,578	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,933,243	6,933,243
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Global Information Technology Co.

Dell International LLC	0.6%	*	Senior Secured Term Loan, due 04/29/2020	12/22/2014	500,000	500,000	500,006
			(4.50%; LIBOR +3.50% with 1.00% LIBOR floor)

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.2%	*	Junior Secured Subordinated Debt, due 8/14/2015	8/21/2012	3,655,053	3,434,038	3,655,053
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity		—	193,751	200,000
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3)	5.9%	*	Junior Secured Subordinated Debt, due 09/30/2015	10/30/2013	6,635,718	6,104,841	5,399,804
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5%	*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,400,133	4,315,272	4,400,133
			(13.50% Cash)

			Revolving Line of Credit		—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants		—	12,500	143,388
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	9.9%	*	Senior Secured Term Loan, due 12/31/2017	9/29/2014	8,333,750	8,304,889	8,304,889
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit		700,000	700,000	700,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,687,819	4,608,385	4,687,819
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan, due 12/27/2015	12/31/2012	2,000,000	1,829,065	1,977,630
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

			Common Equity (DICO)		—	105,000	—
			(5.99% of fully diluted common equity)

Other Nondepository Credit Intermediation

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	6,000,000	5,967,866	6,000,000
			(15.00% Cash)

WBL SPE II, LLC	3.4%	*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	3,086,205	3,066,461	3,066,461
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Common Equity	12/23/2013	—	200,000	210,920
			(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018	5/30/2013	5,246,023	5,142,642	5,246,023
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan, due 06/27/2019	9/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	3,933,550	3,271,370	3,895,678
			(13.00% Cash)

			Revenue Linked Security		—	876,923	1,111,001

Rental Car

Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,902,434	9,902,434
			(12.16%; LIBOR +12.00% with no LIBOR floor)
Safety Consulting Services

Safety Services Acquisition Corp.	6.5%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,714,622	5,636,866	5,714,622
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity		—	100,000	208,000
			(0.64% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Software Publishing

Optimal Blue, LLC	6.5%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,361,216	5,317,620	5,361,216
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity		—	100,000	511,362
			(0.391% of fully diluted common equity)

Specialty Advertising

Brite Media LLC	7.1%	*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,850,000	5,775,575	5,850,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018		500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity		—	100,000	102,000
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.5%	*	CLO Subordinated Notes, due 07/15/2018	3/6/2014		2,234,210	2,299,854
			(18.67% of sub-notes)

Sweetener Supplier
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/7/2014	3,000,000	2,882,752	2,882,752
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software

Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022	1/15/2014	500,000	496,570	495,834
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.2%	*	Junior Secured Subordinated Debt, due 4/30/2020	10/29/2014	4,000,000	3,841,733	3,840,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	4.6%	*	Senior Secured Term Loan, due 07/31/2017	8/1/2013	4,425,338	4,318,006	4,203,822
			(18.19%; LIBOR + 14.69% with 0.19% LIBOR floor/3.00% PIK/0.31% Fee Letter)

			Common Equity Warrants		—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					111,816,711	113,035,774	114,486,428

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Investments in Affiliated Portfolio Companies

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (3)	1.5%	*	Senior Secured Term Loan, due 12/28/2016	12/31/2012	1,760,578	1,644,045	1,348,000
			(18.80%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity			290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants			151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					1,760,578	2,085,843	1,348,000

Total Investments as of 12/31/2014	127.5%	*			$113,577,289	$115,121,617	$115,834,428

*	Value as a percentage of our net assets

(1)
Debt investments, the CLO subordinated notes and the revenue linked security are income producing. Common equity options, residual values and warrants are non-income producing. All investments other than Atrium Innovations, Inc., LNB Construction, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended.

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

Harvest Capital Credit Corporation
Notes to Unaudited Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation (“HCAP” or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC on May 2, 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, we follow accounting and reporting guidance as set forth in Accounting Standards Codification ("ASC") 946.

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

Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but 25% or less, of the outstanding voting securities of another person. Twenty-eight of the Company’s investments were classified as non-control/non-affiliated investments as of March 31, 2015 and December 31, 2014, respectively. One of the Company’s investments was classified as affiliated as of March 31, 2015 and December 31, 2014, respectively.

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

Deferred Offering Costs

Deferred offering costs are made up of deferred offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of March 31, 2015 and December 31, 2014 was $1,128,959 and $119,640, respectively. The amortization expense relating to deferred debt offering costs during the three months ended March 31, 2015 and March 31, 2014 was $29,513 and $0, respectively.

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2015 and December 31, 2014 was $946,805 and $1,012,862, respectively and relates to deferred debt issuance costs. The amortization expense relating to deferred debt financing costs during the three months ended March 31, 2015 and March 31, 2014 was $66,057 and $61,229, respectively.

Other Liabilities

Other liabilities as of March 31, 2015 consisted of other miscellaneous accrued expenses. Other liabilities as of December 31, 2014 consisted of two debt investments totaling $1.0 million that had not closed as of December 31, 2014 and other miscellaneous accrued expenses.

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

During the three months ended March 31, 2015, the Company declared dividends totaling $0.34 per share.

Income Taxes

Beginning with its first taxable year ending December 31, 2014, the Company elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of March 31, 2015. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost, which simplifies the presentation of debt issuance costs. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires a retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact to our financial statements.

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

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Loan Agreement contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Loan Agreement), which includes HCAP's Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.

As of March 31, 2015, the outstanding balance on the Credit Facility was $13.1 million. As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of March 31, 2015 and December 31, 2014, the Company was in compliance with its debt covenants, respectively.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters. The total net proceeds to the Company from the Notes, after deducting underwriting discounts of $750,000 and estimated offering expenses of $318,345, were $26.4 million.

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year, beginning April 16, 2015. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the Notes was $27.5 million.

The indenture governing the Notes (“the Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 33.4% and 34.4% of total debt investments outstanding as of March 31, 2015 and December 31, 2014, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 28.2% and 34.1% of total loan interest and fee income for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended March 31, 2015 and March 31, 2014.

	March 31, 2015
	Shares Issued	Proceeds
Dividend reinvestment plan	21,636	$261,956
Total for the three months ended March 31, 2015	21,636	$261,956

	March 31, 2014
	Shares Issued	Proceeds
Dividend reinvestment plan	20,180	$289,206
Total for the three months ended March 31, 2014	20,180	$289,206

 As of March 31, 2015, the Company had warrants outstanding to purchase an aggregate of 39,827 shares of its common stock. Each warrant is exercisable at any time, but no later than its expiration date, which, depending on the warrant, ranges from April 9, 2015 to June 22, 2015. Each warrant has an exercise price per share of $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock.

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

Revolving credit facility: The Credit Facility is a Level 2 financial instrument with readily observable market inputs from other comparable credit facilities in the marketplace. The Company believes the interest rate on the Credit Facility is comparable to what the Company would be offered by third party lenders and determined the fair value to approximate the amortized cost carrying value.

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The Company believes the interest rate on the Notes is comparable to what the Company would be offered by third party lenders and determined the fair value to approximate the amortized cost carrying value.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2015 and December 31, 2014, unfunded commitments totaled $5.6 million and $3.6 million, respectively, and their estimated fair values on such dates were $5.6 million and $3.6 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 or December 31, 2014.

There were no transfers from levels of the fair value hierarchy during the three months ended March 31, 2015 and one transfer of a debt investment from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2014 due to increased quoted market prices available from market makers for the financial instrument.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	Fair Values as of March 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	—	973,913	64,785,704	65,759,617
Junior Secured	—	9,299,877	45,571,608	54,871,485
CLO Equity	—	—	2,139,606	2,139,606
Equity	—	—	1,594,658	1,594,658
Royalty Security	—	—	1,041,045	1,041,045
	—	10,273,790	115,132,621	125,406,411

	Fair Values as of December 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	—	1,963,297	56,053,970	58,017,267
Junior Secured	—	9,285,834	43,744,802	53,030,636
CLO Equity		—	2,299,854	2,299,854
Equity		—	1,375,670	1,375,670
Royalty Security	—	—	1,111,001	1,111,001
	—	11,249,131	104,585,297	115,834,428

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2015 and December 31, 2014, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$64,785,704	Bond Yield	Risk adjusted discount factor	3.9 - 25.4%	12.7%

		Market	EBITDA multiple	3.7x - 8.8x	5.8x

		Income	Weighted average cost of capital	8.5% - 21.0%	14.0%

Junior Secured	$45,571,608	Bond Yield	Risk adjusted discount factor	5.7% - 28.0%	12.3%

		Market	EBITDA multiple	4.9x - 24.8x	9.6x

		Income	Weighted average cost of capital	11.3% - 25.0%	16.8%

Equity investments	$1,594,658	Market	EBITDA multiple	2.9x - 24.8x	12.9x

		Income	Weighted average cost of capital	9.5% - 21.0%	16.1%

CLO equity	$2,139,606	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Royalty security	$1,041,045	Bond Yield	Risk adjusted discount factor	17.7% - 19.0%	18.4%

Type of Investment	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$56,053,970	Bond Yield	Risk adjusted discount factor	3.9% - 22.0%	12.3%

		Market	EBITDA multiple	3.0x - 8.1x	5.5x

		Income	Weighted average cost of capital	7.0% - 19.0%	14.2%

Junior Secured	$43,744,802	Bond Yield	Risk adjusted discount factor	3.3% - 28.0%	11.3%

		Market	EBITDA multiple	3.7x - 26.7x	7.8x

		Income	Weighted average cost of capital	11.0% - 25.0%	15.6%

Equity investments	$1,375,670	Market	EBITDA multiple	2.9x - 26.7x	9.2x

		Income	Weighted average cost of capital	3.9% - 20.9%	12.3%

CLO equity	$2,299,854	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Royalty security	$1,111,001	Bond Yield	Risk adjusted discount factor	16.4%	16.4%

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months ended March 31, 2015
	Senior Secured	Junior Secured	CLO Equity	Equity	Royalty Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297
New investments	12,063,006	2,939,999	—	111,120	—	15,114,125
Principal payments received	(2,934,756)	(125,272)	(96,893)	—	(18,574)	(3,175,495)
Loan origination fees received	(288,954)	(14,362)	—	—	—	(303,316)
Payment in kind interest earned	171,061	87,102	—	—	47,962	306,125
Accretion of deferred loan origination fees/discounts	182,966	170,713	—	—	—	353,679
Net realized gains on investments	—	14,362	—	—	—	14,362
Change in unrealized appreciation (depreciation) on investments (1)	(461,588)	(1,245,736)	(63,355)	107,868	(99,344)	(1,762,155)
Fair value of portfolio, end of period	$64,785,705	$45,571,608	$2,139,606	$1,594,658	$1,041,045	$115,132,622

(1)
The net change in unrealized appreciation/depreciation of Level 3 investments held at March 31, 2015, was $(1,762,155). Net realized gain and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Year ended December 31, 2014
	Senior Secured	Junior Secured	CLO Equity	Equity	Royalty Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$29,274,987	$38,620,670	$—	$1,143,733	$758,061	$69,797,451
New investments	34,288,065	23,350,000	2,608,830	142,000	—	60,388,895
Principal payments received	(11,615,770)	(11,500,761)	(374,620)	(854,473)	(91,814)	(24,437,438)
Loan origination fees received	(562,675)	(804,760)	—	—	—	(1,367,435)
Payment in kind interest earned	541,901	657,454	—	—	210,676	1,410,031
Accretion of deferred loan origination fees/discounts	884,335	648,380	—	—	—	1,532,715
Transfer (to) from level 2 (1)	(1,004,203)	(3,030,000)	—	—	—	(4,034,203)
Transfer (to) from investment type	4,220,717	(4,220,717)		—		—
Net realized gains on investments	—	—	—	662,709	—	662,709
Change in unrealized appreciation (depreciation) on investments (2)	26,613	24,536	65,644	281,701	234,078	632,572
Fair value of portfolio, end of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297

(1)	The Company uses the fair value of investments at the end of the period when transferring investments between levels of the fair value hierarchy.
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

Note 7: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.1 billion in credit assets of collateralized loan obligation funds.

In conjunction with our initial public offering in May 2013, HCAP entered into an investment advisory and management agreement with HCAP Advisors LLC ("HCAP Advisors"), which is a majority owned subsidiary of JMP Group. Under the investment advisory and management agreement, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense, net of fees waived under the waiver agreement, for the three months ended March 31, 2015 totaled $324,765. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $(1,744,157) for the three months ended March 31, 2015 and net unrealized depreciation of $(3,504,262) since our initial public offering.

The incentive fee expense also included the waiver of $0 and $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the three months ended March 31, 2015 and March 31, 2014, but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense was $934,097 and $741,172 for the three months ended March 31, 2015 and March 31, 2014, respectively. Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement, was $934,097 and $420,345 for the three months ended March 31, 2015 and

March 31, 2014, respectively. Accrued base management fees and incentive management fees were $1,076,660 and $1,385,389 as of March 31, 2015 and December 31, 2014, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. Since the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  Total administrative services expense was $150,000 and $68,751 for the quarter ended March 31, 2015 and the quarter ended March 31, 2014, respectively. Accrued administrative services fees were $150,000 and $150,001 as of March 31, 2015 and December 31, 2014, respectively.
 In connection with HCAP's acquisition of HCC LLC in conjunction with our initial public offering, the Company succeeded to all of the assets and liabilities of HCC LLC, including a potential obligation to pay HCS, the investment adviser to HCC LLC, a capital gains incentive fee based on the net unrealized appreciation in HCC LLC’s investment portfolio. An expense for the incentive fee in the amount of $0.5 million was accrued in HCC LLC's financial statements at the time of the merger and, accordingly, reduced the value of HCC LCC in the merger. The Company will only be obligated to pay a capital gains incentive fee on the acquired investment assets when and if such fee would have become payable under the terms of the investment advisory agreement that HCC LLC had entered into with HCS and irrespective of the 9% minimum dividend hurdle waiver discussed above. The right to receive such incentive fee, if any, was assigned by HCS to HCAP Advisors after the merger.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received an estimated $61,900 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Note 8: Commitments and Contingencies

At March 31, 2015, the Company had a total of $5.6 million in unfunded commitments comprised of $3.9 million of an unfunded delayed draw term loan that had not been fully drawn and expires on September 30, 2016 and $1.7 million of unfunded revolving line of credit commitments on four of the Company’s debt investments.

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

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2015 and December 31, 2014, respectively, because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net increase (decrease) in net assets resulting from operations	$283,530	$2,243,482
Weighted average shares outstanding (basic and diluted)	6,229,041	6,156,116
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.05	$0.36

Note 10. Taxable/Distributable Income and Dividend Distributions

To qualify for RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred a U.S. federal excise tax of $43,727 for calendar year 2014.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11: Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015, and March 31, 2014, respectively:

	Three Months Ended March 31,
	2015		2014

Per share data:
Net asset value at beginning of period	$14.60		$14.45
Net investment income (1)	0.32		0.34
Realized gains on investments (1)	—	(2)	—
Net unrealized (depreciation) appreciation on investments (1)	(0.28)		0.03
Net increase in net assets from operations	0.04		0.37
Distributions from net investment income (3)	(0.34)		(0.34)
Distributions from capital gains (3)
Return of capital (3)
Total Distributions	(0.34)		(0.34)
Effect of shares issued, net of offering expenses	—		—
Net asset value at end of period	$14.30		$14.48
Net assets at end of period	89,315,812		89,309,909
Shares outstanding at end of period	6,244,309		6,168,407
Weighted average shares outstanding (basic and diluted)	6,229,041		6,156,116
Per share closing price at end of period	$12.98		$14.88

Ratios and Supplemental data:
Total Return (4)	0.72%		2.47%
Market Price Total Return (5)	15.67%		1.42%
Average Net Assets	$90,495,056		$89,026,177
Ratio of expenses to average Net assets (annualized)	9.28%		4.36%	(6)
Ratio of net investment income to average Net assets (annualized)	8.89%		9.28%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Amount calculates to less than $0.01.
(3)
Distributions for the three months ended March 31, 2015 were in excess of net investment income in the amount of $91,128. Distributions for the three months ended March 31, 2014 were in excess of net investment income in the amount of $11,245. See Dividends and Distributions Policy in Note 2.

(4)
Total return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. Dividends and distributions are assumed for purposes of these calculations to be reinvested at prices obtained under the Company's dividend reinvestment plan.

(5)
Total return measures the changes in market value over the period indicated, taking into account dividends as reinvested. Dividends and distributions are assumed for purposes of these calculations to be reinvested at prices obtained under the Company's dividend reinvestment plan.

(6)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 144 basis points, respectively on an annualized basis.

Note 12: Subsequent Events

On May 1, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of May 28, 2015, June 25, 2015, and July 30, 2015

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

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013, raising $51.0 million in gross proceeds. On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the initial public offering underwriters’ overallotment option. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests of Harvest Capital Credit LLC were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of Harvest Capital Credit LLC’s 2,266,974 outstanding membership interests in connection with the merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical financial statements. Accordingly, the financial statements for periods prior to the initial public offering presented in this Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in reference to the historical financial statements of Harvest Capital Credit LLC, which are our historical financial statements as a result of the merger.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company 1940 Act, as amended (the "1940 Act"). As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code (the "Code"). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of March 31, 2015, we had $125.4 million (at fair value) invested in 29 companies. As of March 31, 2015, our portfolio was comprised of approximately 52.4% senior secured term loans, 43.8% junior secured term loans, 1.3% equity investments, 1.7% CLO equity investments and 0.8% in a royalty security.

As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio was comprised of approximately 50% senior secured term loans, 45.8% junior secured term loans, 1.2% equity investments and 1% in a royalty security.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of March 31, 2015 and December 31, 2014 was as follows:

	As of March 31, 2015		As of December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$66,035,964	$65,759,617	$57,843,872	$58,017,267
Junior Secured	55,874,474	54,871,485	52,794,041	53,030,636
Equity	1,483,691	1,594,658	1,372,571	1,375,670
CLO Equity	2,137,317	2,139,606	2,234,210	2,299,854
Royalty Securities	906,311	1,041,045	876,923	1,111,001
Total Investments	$126,437,757	$125,406,411	$115,121,617	$115,834,428

At March 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $4.5 million and $4.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $4.1 million and $4.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million, respectively.

At March 31, 2015, 63.1% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 36.9% bore interest at fixed rates. At December 31, 2014, 59.7% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 40.3% bore interest at fixed rates.

The weighted average yield on all of our debt and other income producing investments, excluding Shinnecock CLO 2006-1, Ltd. and equity components of the investment portfolio, as of March 31, 2015 and December 31, 2014 was approximately 14.8% and 15.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our income producing investments, including cash and PIK interest as well as the accretion of deferred fees.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended March 31, 2015 and March 31, 2014 is summarized in the table below.

	Three months ended March 31,
	2015	2014

PIK, beginning of period	$1,524,126	$1,256,939
Accrual	306,126	397,401
Payments	(18,733)	(10,606)
PIK, end of period	$1,811,519	$1,643,734

Investment Activity

During the three months ended March 31, 2015, we closed $13.9 million of investment commitments in two new portfolio companies and two of our existing portfolio companies. During the three months ended March 31, 2014, we closed $11.4 million of investment commitments in five new portfolio companies and one of our existing portfolio companies.

During the three months ended March 31, 2015, we sold two investments at $1.0 million. Additionally, we received $2.8 million in principal repayments due to scheduled amortization and prepayments. During the three months ended March 31, 2014, we did not have any investment payoffs or sales.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$38.9	32.2%	8	$24.50	22.1%	5
2	65.4	54.4%	15	73.6	66.3%	18
3	10.7	8.8%	2	6.2	5.6%	2
4	4.6	3.8%	1	5.4	4.9%	1
5	1.0	0.8%	1	1.3	1.1%	1
	$120.6	100.0%	27	$111.0	100.0%	27

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we doubt our ability to collect such interest or for such investments in which interest has not been paid for greater than 90 days. As of March 31, 2015 and December 31, 2014, we had two loans on non-accrual status which comprised approximately 6.5% and 6.7% of our portfolio at cost, respectively. This may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

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

Investment income for the three months ended March 31, 2015 totaled $4.1 million, compared to investment income of $3.0 million for the three months ended March 31, 2014. Investment income for the three months ended March 31, 2015 was comprised of $3.4 million in cash interest, $0.3 million in PIK interest and $0.4 million in fees earned on the investment portfolio. Investment income for the three months ended March 31, 2014 was comprised of $2.4 million in cash interest, $0.4 million in PIK interest and $0.2 million in fees earned on the investment portfolio. The increase in investment income in the three months ended March 31, 2015 is attributable to a larger investment portfolio during the period, as compared to the three months ended March 31, 2014.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC ("HCAP Advisors") under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with JMP Credit Advisors, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

•
other expenses incurred by JMP Credit Advisors or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses (net of fees waived by HCAP Advisors through March 31, 2014, pursuant to the waiver agreement) totaled $2.1 million for the three months ended March 31, 2015 compared to $1.0 million for the three months ended March 31, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $0.5 million increase in base management fees and incentive management fees discussed below and $0.1 million increase in administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Interest expense increased $0.5 million in the three months ended March 31, 2015, compared to March 31, 2014 due to higher outstanding indebtedness in the three months ended March 31, 2015.

We recorded an administrative services expense of $0.2 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  The $0.2 million expensed in the quarter ended March 31, 2015 was an increase over the $0.1 million expensed in the quarter ended March 31, 2014 due to an annual cap of $275,000 being in place from April 29, 2013 through April 29, 2014.

The base management fee for the three months ended March 31, 2015 was $0.6 million, compared to $0.4 million for the three months ended March 31, 2014. The increase in the base management fee is attributable to increased gross investments during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Incentive management fees, net of the fee waiver, for the three months ended March 31, 2015 were $0.3 million, compared to $0.0 million for the three months ended March 31, 2014. The decrease in incentive management fees is attributable to the $(1.7) million realized gains and unrealized depreciation for the three months ended March 31, 2015, compared to $0.2 million in unrealized appreciation during the three months ended March 31, 2014. See the discussion below for more information on our base and incentive fee expenses.

In connection with our initial public offering in May 2013, HCAP Advisors, our investment adviser, agreed to permanently waive all or such portion of the incentive fee that it would have otherwise collected from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle was based upon our initial public offering price of $15 times the number of shares of our common stock outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fees waived under the waiver agreement totaled $320,827 and were all in the quarter ended March 31, 2014. The capital gains incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital gains) to the extent such realized capital gains exceed realized and unrealized capital losses for such year. The Company records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when the unrealized gains on its investments exceed all realized and unrealized capital losses on its investments given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. The actual incentive fee payable to the Company’s investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and includes only realized capital gains for the period. The Company recorded net unrealized depreciation of $1,744,157 for the three months ended March 31, 2015 and net unrealized depreciation of $3,504,262 since our initial public offering.

The incentive fee expense also included the waiver of $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the period ended March 31, 2014 but for the 9% minimum dividend yield waiver provision described above.

Other operating expenses included general and administrative expenses such as legal, accounting and valuation expense.

Net Investment Income

For the three months ended March 31, 2015, net investment income was $2.0 million, compared to $2.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net investment income per share was $0.32, compared to $0.34 for the three months ended March 31, 2014.

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

We recognized $15,819 in realized gains on our investments for the three months ended March 31, 2015, and we did not recognize any realized gains or losses on our investments in the three months ended March 31, 2014.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized (depreciation) appreciation on investments totaled $(1.7) million for the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $0.3 million for the three months ended March 31, 2015 compared to $2.2 million for the three months ended March 31, 2014. The $2.0 million decrease for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 is primarily the result of $1.9 million in unrealized depreciation in the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $11.4 million and $8.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $11.6 million and used cash of $1.8 million, respectively, for the quarters ended March 31, 2015 and 2014. Our financing activity proceeds for the three months ended March 31, 2015 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility and proceeds from the issuance of the Notes (defined below). Our financing activity proceeds for the three months ended March 31, 2014 were primarily in connection with dividends paid to shareholders.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from our initial public offering, proceeds received from the public offering of our Notes in January 2015, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook.

As of March 31, 2015 and December 31, 2014, we had cash of $2.4 million and $8.8 million, respectively.

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

As of March 31, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $13.1 million and $26.1 million, respectively.

Notes Offering

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters. The total net proceeds to the Company from the Notes, after deducting underwriting discounts of $750,000 and estimated offering expenses of $318,345, were $26.4 million.

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year, beginning April 16, 2015. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2015, the outstanding balance of the Notes was $27.5 million.

The indenture governing the Notes (“the Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, our only off-balance sheet arrangements consisted of $3.9 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies and $1.7 million of unfunded revolving line of credit commitments to four of our portfolio companies. As of December 31, 2014, our only off-balance sheet arrangements consisted of $0.5 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies and $2.1 million of unfunded revolving line of credit commitments to four of our portfolio companies.

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

Recent Developments

On May 1, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of May 28, 2015, June 25, 2015, and July 30, 2015.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2015, eighteen of our debt investments, or 63.1%, of the fair value of our debt investments bore interest at floating rates. Fourteen of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the three months ended March 31, 2014, thirteen loans, or 45.9%, of the fair value of the portfolio bore interest at floating rates. Eleven of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.4 million. Alternatively, a hypothetical decrease in LIBOR would have no impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended March 31, 2015, we issued a total of 21,636 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $261,956.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: May 7, 2015	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)