Form 10-Q
period 2015-06-30
Harvest Capital Credit Corp
filed 2015-08-10
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 6, 2015 was 6,255,313.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2015

i

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

Harvest Capital Credit Corporation
Statements of Assets and Liabilities (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $125,019,473 at 6/30/15 and $111,101,709 at 12/31/14)	$126,956,777	$112,508,798
Affiliated investments, at fair value (cost of $4,101,122 at 6/30/15 and $4,019,908 at 12/31/14)	2,947,170	3,325,630
Total investments, at fair value (cost of $129,120,595 at 6/30/15 and $115,121,617 at 12/31/14)	129,903,947	115,834,428

Cash	2,591,857	2,171,771
Interest receivable	919,642	550,849
Accounts receivable – other	139,577	75,046
Deferred offering costs	1,083,952	119,640
Deferred financing costs	880,749	1,012,862
Other assets	334,128	105,408
Total assets	$135,853,852	$119,870,004

LIABILITIES:
Revolving line of credit	$14,797,637	$26,075,140
Unsecured notes	27,500,000	—
Accrued interest payable	468,206	77,363
Accounts payable and accrued expenses	1,589,982	1,806,545
Payable for securities purchased	967,500	998,708
Other liabilities	17,352	39,933
Total liabilities	45,340,677	28,997,689

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,253,210 issued and outstanding at 6/30/15 and 6,222,673 issued and outstanding at 12/31/14	6,253	6,223
Capital in excess of common stock	89,801,273	89,424,499
Accumulated realized gains on investments	6,752	665,813
Net unrealized appreciation on investments	783,352	712,811
Undistributed (distributions in excess of) net investment income	(84,455)	62,969
Total net assets	90,513,175	90,872,315
Total liabilities and net assets	$135,853,852	$119,870,004

Common stock issued and outstanding	6,253,210	6,222,673

Net asset value per common share	$14.47	$14.60

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,828,387	$2,729,784	$7,168,423	$5,111,289
Cash - affiliated investments	91,000	54,922	181,000	110,988
PIK - non-affiliated/non-control investments	314,992	393,813	621,118	764,130
PIK - affiliated investments	—	27,116	—	54,200
Amortization of fees, discounts and premiums, net	425,515	230,634	787,059	429,780
Total interest income	4,659,894	3,436,269	8,757,600	6,470,387
Other income	9,118	80,915	23,701	83,852
Total investment income	4,669,012	3,517,184	8,781,301	6,554,239

Expenses:
Interest expense – revolving line of credit	176,968	30,428	300,573	30,428
Interest expense - unused line of credit	77,726	99,707	162,311	202,832
Interest expense - deferred financing costs	66,057	64,708	132,114	125,937
Interest expense - unsecured notes	481,251	—	823,474	—
Interest expense - deferred offering costs	45,007	—	74,520	—
Total interest expense	847,009	194,843	1,492,992	359,197

Professional fees	205,949	174,619	387,531	338,370
General and administrative	227,645	160,347	416,404	314,161
Base management fees	654,905	439,344	1,264,237	824,201
Incentive management fees	543,946	598,357	868,711	954,672
Administrative services expense	173,931	136,326	323,931	205,077
Total expenses	2,653,385	1,703,836	4,753,806	2,995,678
Less waivers:
Incentive fees waived (1)	—	—	—	(320,827)
Total net expenses	2,653,385	1,703,836	4,753,806	2,674,851
Net Investment Income, before tax	2,015,627	1,813,348	4,027,495	3,879,388

Excise Tax Credit (Expense)	35,864	—	35,864	—
Net Investment Income	2,051,491	1,813,348	4,063,359	3,879,388

Net realized (losses) gains on investments	(674,880)	3,117	(659,061)	3,117
Net change in unrealized appreciation (depreciation) on investments	1,814,698	575,533	70,541	752,975
Total net unrealized and realized gains (losses) on investments	1,139,818	578,650	(588,520)	756,092

Net increase in net assets resulting from operations	$3,191,309	$2,391,998	$3,474,839	$4,635,480

Net investment income per share (basic and diluted)	$0.33	$0.29	$0.65	$0.63
Net increase in net assets resulting from operations per share (basic and diluted)	$0.51	$0.39	$0.56	$0.75
Weighted average shares outstanding (basic and diluted)	6,248,539	6,176,245	6,238,844	6,166,236
Dividends paid per common share (basic and diluted)	$0.34	$0.34	$0.68	$0.68

(1)
For the period from our initial public offering in May 2013 to March 31, 2014, our investment adviser agreed to waive its incentive fee to the extent required to support a minimum dividend yield of 9% per year based on our initial public offering price per share of $15.00.

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets (Unaudited)

	Six Months Ended June 30,
	2015	2014

Increase in net assets from operations:
Net investment income	$4,063,359	$3,879,388
Net realized (losses) gains on investments	(659,061)	3,117
Net change in unrealized (depreciation) appreciation on investments	70,541	752,975
Net increase in net assets resulting from operations	3,474,839	4,635,480

Distributions to shareholders (1):
Distributions from net investment income	(4,210,783)	(4,161,400)
Distributions from capital gains
Return of capital
Decrease in net assets resulting from shareholder distributions	(4,210,783)	(4,161,400)

Capital share transactions:
Issuance of common shares	30	(24,960)
Reinvestment of dividends (2)	376,774	561,442
Net increase in net assets from capital share transactions	376,804	536,482

Total (decrease) increase in net assets	(359,140)	1,010,562
Net assets at beginning of period	90,872,315	88,854,486

Net assets at end of period	$90,513,175	$89,865,048

Capital share activity (common shares):
Shares issued from reinvestment of dividends	30,537	39,742
Net increase in capital share activity (common shares)	30,537	39,742

(1)
Distributions for the six months ended June 30, 2015 were in excess of net investment income in the amount of $147,424. Distributions for the six months ended June 30, 2014 were in excess of net investment income in the amount of $282,012. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $30 and $40 and funds received for fractional shares of $24 and $40 for June 30, 2015 and 2014, respectively.
 See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,474,839	$4,635,480
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(690,968)	(1,240,881)
Paid in kind income collected (1)	69,850	422,551
Net realized (losses) gains on investments	659,061	(3,117)
Net unrealized depreciation (appreciation) of investments	(70,541)	(752,975)
Amortization of fees, discounts and premiums, net	(787,059)	(429,780)
Amortization of deferred financing costs	132,114	125,937
Amortization of deferred offering costs	74,520	—
Purchase of investments (net of loan origination and other fees)	(18,855,898)	(19,996,306)
Proceeds from principal payments	6,573,543	2,014,909
Changes to operating assets and liabilities
(Increase) in interest receivable	(368,793)	(89,911)
(Increase) in accounts receivable - other and other assets	(293,251)	(189,663)
Increase in accrued interest payable	390,843	4,727
(Decrease) in accounts payable and other liabilities	(1,237,852)	(521,360)

Net cash used in operating activities	(10,929,592)	(16,020,389)

Cash flows from financing activities:
Borrowings on revolving credit facility	18,200,000	7,800,000
Repayment of borrowings on revolving credit facility	(29,477,504)	(4,244,072)
Proceeds from the issuance of unsecured notes	27,500,000	—
Offering expenses from the issuance of unsecured notes	(1,038,832)	—
Proceeds from the issuance of common stock and common units	17	41
Offering expenses from the issuance of common stock		(25,000)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $376,780 and $561,442, respectively)	(3,834,003)	(3,599,958)

Net cash provided (used) by financing activities	11,349,678	(68,989)

Net increase (decrease) in cash during the period	420,086	(16,089,378)

Cash at beginning of period	2,171,771	18,984,162

Cash at end of period	$2,591,857	$2,894,784

Non-cash operating activities:
Purchase of investments (net of loan origination and other fees)	$—	$(4,300,000)
Proceeds from principal payments	$—	$4,300,000
Amendment fees	$59,433	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$376,780	$561,442

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$895,515	$228,533

(1)	Paid in kind income collected has been broken out for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.
See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments (unaudited)
(as of June 30, 2015)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,311,527	1,291,952	1,311,527
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)		—	8,699	9,447

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,347,074	4,206,836	4,206,836
			(11.00%; the greater of 11.00% or LIBOR +4.50% with no LIBOR floor)

			Residual Value	(4)		—	102,421	111,227

Capital Equipment Reseller

Lanco Acquisition, LLC	3.7%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	677,000	660,943	676,525
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019			2,356,674	2,283,564	2,298,567
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017			350,000	350,000	348,744
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants			—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	987,500	988,013	966,516
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.6%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,974,323	5,025,000
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.5%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,936,685	6,764,213
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.1%	*	Junior Secured Subordinated Debt, due 8/14/2015		08/21/12	3,598,712	3,589,129	3,598,712
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity			—	193,750	89,225
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC	6.1%	*	Junior Secured Subordinated Debt, due 09/30/2016	(5)	05/27/15	6,985,636	5,524,287	5,524,287
			(5% Cash)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5.0%	*	Senior Secured Term Loan, due 04/6/2017		05/07/14	4,365,133	4,280,876	4,365,133
			(13.50% Cash)

			Revolving Line of Credit	(6)		—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants			—	12,500	145,445
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	10.2%	*	Senior Secured Term Loan, due 12/31/2017		09/29/14	8,122,500	8,158,329	8,455,441
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit, due 12/31/17			775,000	775,000	775,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,652,765	4,551,517	4,652,765
			(14.50%; LIBOR +10.50% with 1.50% LIBOR floor/2.50% PIK)

Other Nondepository Credit Intermediation

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016		09/30/13	5,950,068	5,930,683	5,950,068
			(15.00% Cash)

WBL SPE II, LLC	5.0%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	4,537,259	4,495,007	4,495,007
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Common Equity		12/23/13	—	200,000	265,082
			(0.4% of fully diluted common equity)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.9%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,358,720	5,269,249	5,358,720
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.5%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.4%	*	Junior Secured Term Loan, due 09/15/2018		09/16/13	3,827,726	3,266,098	3,827,726
			(13.00% Cash)

			Revenue Linked Security	(7)		—	914,692	1,039,468

Rental Car

Fox Rent A Car, Inc.	11.0%	*	Junior Secured Term Loan, due 10/31/2019		10/31/14	10,000,000	9,910,044	9,994,330
			(12.18%; LIBOR +12.00% with no LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp.	6.7%	*	Junior Secured Subordinated Debt, due 07/5/2017		04/05/12	5,786,682	5,721,075	5,786,682
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity			—	100,000	228,749
			(0.64% of fully diluted common equity)

Software Publishing

Optimal Blue, LLC	6.6%	*	Junior Secured Subordinated Debt, due 03/18/2019		12/18/13	5,415,260	5,375,404	5,415,260
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity			—	100,000	516,756
			(0.391% of fully diluted common equity)

Mercury Network, LLC	2.2%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,913,043	1,875,789	1,875,789
			(10.25%; LIBOR +9.25% with 1.00% LIBOR floor)

			Common equity			—	86,957	86,957
			(0.59% of fully diluted common equity)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Specialty Advertising

Brite Media LLC	6.5%	*	Senior Secured Term Loan, due 04/24/2019	(6)	04/24/14	5,700,000	5,629,718	5,700,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018			—	—	—
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity			—	100,000	208,865
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.3%	*	CLO Subordinated Notes, due 07/15/2018		03/06/14	—	2,051,949	2,104,209
			(15.36% effective yield)

Sweetener Supplier
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,856,004	3,880,000
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software & Services

Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	486,909	492,592
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,942,439	2,942,439
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.0%	*	Junior Secured Subordinated Debt, due 4/30/2020		10/29/14	4,000,000	3,854,084	3,640,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	9.8%	*	Revolving Line of Credit, 07/31/2017		03/10/15	1,050,000	1,050,000	1,050,000
			(12.19%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Senior Secured Term Loan (First Out), due 07/31/2017		03/10/15	3,446,523	3,446,523	3,446,523
			(15.19%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017		08/01/13	4,490,139	4,398,453	4,376,895
			(18.19%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)	(8)

			Common Equity Warrants			—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies						124,445,132	125,019,473	126,956,777

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Investments in Affiliated Portfolio Companies

Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan (Last Out), due 12/27/2015		12/31/12	2,000,000	1,910,279	1,947,170
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)	(9)

			Common Equity (Peekay Boutiques, Inc.)	(10)		—	105,000	—
			(5.99% of fully diluted common equity)

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (non-accrual)	1.1%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	(11)	12/31/12	1,810,424	1,644,045	1,000,000
			(18.70%; LIBOR +12.49% Cash/3.15% PIK/2.87% Supplemental PIK)	(12)

			Common Equity				290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants				151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies						3,810,424	4,101,122	2,947,170

Total Investments as of 6.30.15	143.5%	*				$128,255,556	$129,120,595	$129,903,947

*	Value as a percentage of our net assets

(1)
Debt investments, the CLO subordinated notes and the revenue linked security are income producing investments. Common equity options, residual values and warrants are non-income producing investments. All investments other than Atrium Innovations, Inc., LNB Construction, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 12.9% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $2.8 million, $1.3 million, and $1.5 million, respectively.  The tax cost of investments is $128.4 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5% and has a principal amount of $7.0 million, which includes certain previously unpaid interest. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

(6)	Represents an unfunded commitment. See Note 8 for further discussion.
(7)	The "Revenue Linked Security" entitles the Company to payments based on the portfolio company’s revenue growth above certain thresholds.
(8)
The "Fee Letter" represents an agreement with the borrower that will pay us an amount at maturity or when the loan is paid off that makes our effective coupon over the life of the investment equal to LIBOR +15.00%.

(9)
The Peekay Acquisition, LLC (Christals) "Accommodation Fee" is a fee that one of the other lenders to Peekay Acquisition, LLC agreed to pay to the Company during the term of the Company's senior secured term loan investment in Peekay Acquisition, LLC. The amount of the fee is equal to the aggregate principal amount of the outstanding term loan held by the Company multiplied by a per annum rate of 3%. This fee is calculated and treated as if it is interest on the outstanding principal amount of the loan.

(10)
The Company's common equity investment in Peekay Boutiques, Inc. has been classified as an affiliated investment because the Company owns 5% or more of the outstanding voting securities of Peekay Boutiques, Inc. The Company's senior secured term loan in Peekay Acquisition, LLC has also been classified as an affiliated investment because Peekay Acquisition, LLC is a wholly owned subsidiary of Peekay Boutiques, Inc., but on its own the investment would not constitute an affiliated investment of the Company since the Company does not own 5% or more of the outstanding voting securities of Peekay Acquisition, LLC.

(11)
Solex Fine Foods, LLC is on non-accrual status at June 30, 2015. The $1,810,424 outstanding balance as of June 30, 2015 includes $59,332 of default interest capitalized since the investment was put on non-accrual status effective November 1, 2014.

(12)
The Solex Fine Foods, LLC supplemental PIK accrues each quarter and is determined based on the Senior Debt to EBITDA calculation as of the last day of the immediately preceding quarterly payment period.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2014)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Automotive

FCA US LLC (fka Chrysler Group LLC)	0.5%	*	Senior Secured Term Loan, due 05/24/2017	12/22/2014	498,708	498,708	498,085
			(3.50%; LIBOR +2.75% with 0.75% LIBOR floor)

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/3/2014	1,406,700	1,392,750	1,392,750
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

Capital Equipment Reseller

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018	6/13/2014	762,000	741,617	761,550
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		2,327,326	2,245,485	2,316,047
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017		350,000	350,000	348,796
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	1/29/2014	992,500	993,056	965,206
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.4%	*	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,972,578	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,933,243	6,933,243
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Global Information Technology Co.

Dell International LLC	0.6%	*	Senior Secured Term Loan, due 04/29/2020	12/22/2014	500,000	500,000	500,006
			(4.50%; LIBOR +3.50% with 1.00% LIBOR floor)

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.2%	*	Junior Secured Subordinated Debt, due 8/14/2015	8/21/2012	3,655,053	3,434,038	3,655,053
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity		—	193,751	200,000
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3)	5.9%	*	Junior Secured Subordinated Debt, due 09/30/2015	10/30/2013	6,635,718	6,104,841	5,399,804
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5%	*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,400,133	4,315,272	4,400,133
			(13.50% Cash)

			Revolving Line of Credit		—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants		—	12,500	143,388
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	9.9%	*	Senior Secured Term Loan, due 12/31/2017	9/29/2014	8,333,750	8,304,889	8,304,889
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit		700,000	700,000	700,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,687,819	4,608,385	4,687,819
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Other Nondepository Credit Intermediation

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	6,000,000	5,967,866	6,000,000
			(15.00% Cash)

WBL SPE II, LLC	3.4%	*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	3,086,205	3,066,461	3,066,461
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Common Equity	12/23/2013	—	200,000	210,920
			(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018	5/30/2013	5,246,023	5,142,642	5,246,023
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 06/27/2019	9/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	3,933,550	3,271,370	3,895,678
			(13.00% Cash)

			Revenue Linked Security		—	876,923	1,111,001

Rental Car

Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,902,434	9,902,434
			(12.16%; LIBOR +12.00% with no LIBOR floor)
Safety Consulting Services

Safety Services Acquisition Corp.	6.5%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,714,622	5,636,866	5,714,622
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity		—	100,000	208,000
			(0.64% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Software Publishing

Optimal Blue, LLC	6.5%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,361,216	5,317,620	5,361,216
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity		—	100,000	511,362
			(0.391% of fully diluted common equity)

Specialty Advertising

Brite Media LLC	7.1%	*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,850,000	5,775,575	5,850,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018		500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity		—	100,000	102,000
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.5%	*	CLO Subordinated Notes, due 07/15/2018	3/6/2014		2,234,210	2,299,854
			(15.03% effective yield)

Sweetener Supplier
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/7/2014	3,000,000	2,882,752	2,882,752
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software

Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022	1/15/2014	500,000	496,570	495,834
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.2%	*	Junior Secured Subordinated Debt, due 4/30/2020	10/29/2014	4,000,000	3,841,733	3,840,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	4.6%	*	Senior Secured Term Loan, due 07/31/2017	8/1/2013	4,425,338	4,318,006	4,203,822
			(18.19%; LIBOR + 14.69% with 0.19% LIBOR floor/3.00% PIK/0.31% Fee Letter)

			Common Equity Warrants		—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					109,816,711	111,101,709	112,508,798

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Investments in Affiliated Portfolio Companies

Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan (Last Out), due 12/27/2015	12/31/2012	2,000,000	1,829,065	1,977,630
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

			Common Equity (Dico, Inc)		—	105,000	—
			(5.99% of fully diluted common equity)

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (3)	1.5%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	12/31/2012	1,760,578	1,644,045	1,348,000
			(18.80%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity			290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants			151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					3,760,578	4,019,908	3,325,630

Total Investments as of 12/31/2014	127.5%	*			$113,577,289	$115,121,617	$115,834,428

*	Value as a percentage of our net assets

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

(3)	CRS Reprocessing, LLC and Solex Find Foods, LLC were on non-accrual status at December 31, 2014.
(4)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $2.4 million, $1.8 million, and $0.6 million, respectively.  The tax cost of investments is $115.2 million.

Harvest Capital Credit Corporation
Notes to Unaudited Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation (“HCAP” or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC on May 2, 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, we follow accounting and reporting guidance as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services- Investment Companies.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the SEC and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair statement of the Company's financial statements have been made. Certain prior period amounts have been reclassified to reflect current period classification.

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

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, the Company is precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

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

Excise Tax

The Company estimates excise tax based on timely information available. As of December 31, 2014, the Company estimated excise tax for the calendar year of 2014 to be $43,727. Based on recent tax information made available to the Company, U.S. federal excise tax incurred was $7,863 for calendar year 2014. As of June 30, 2015, the Company reversed $35,864 of excise tax accrual recorded in 2014 to reflect the actual $7,863 tax incurred for calendar year 2014.

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Statements of Assets and Liabilities.

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

On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS) was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5% and has a principal amount of $7.0 million, which includes certain previously unpaid interest. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but 25% or less, of the outstanding voting securities of another person. Twenty-eight and twenty-seven of the Company’s investments were classified as non-control/non-affiliated investments as of June 30, 2015 and December 31,

2014, respectively. Two of the Company’s investments were classified as affiliated as of June 30, 2015 and December 31, 2014, respectively.

As of December 31, 2014, one of our investments, Peekay Acquisitions, LLC and its parent Peekay Boutiques, Inc. (f/k/a Dico, Inc.), was categorized as a non-affiliated investment, even though the Company became the owner of 5.99% of Peekay Boutiques, Inc.'s common stock effective on December 31, 2014. This investment has been re-categorized as an affiliate investment as of December 31, 2014 and for the periods subsequent to December 31, 2014 in this Form 10-Q.

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

Deferred Offering Costs

Deferred offering costs are made up of deferred offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of June 30, 2015 and December 31, 2014 was $1,083,952 and $119,640, respectively. The amortization expense relating to deferred debt offering costs during the three months ended June 30, 2015 and June 30, 2014 was $45,007 and $0, respectively. The amortization expense relating to deferred debt offering costs during the six months ended June 30, 2015 and June 30, 2014 was $74,520 and $0, respectively.

Deferred Financing Costs

Deferred financing costs are made up of deferred debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lender and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2015 and December 31, 2014 was $880,749 and $1,012,862, respectively and relates to deferred debt issuance costs. The amortization expense relating to deferred debt financing costs during the three months ended June 30, 2015 and June 30, 2014 was $66,057 and $64,708, respectively. The amortization expense relating to deferred debt financing costs during the six months ended June 30, 2015 and June 30, 2014 was $132,114 and $125,937, respectively.

Payable for Securities Purchased

Payable for Securities Purchased as of June 30, 2015 consisted of $967,500 for an open trade on Flavors Holdings, Inc. that had not closed as of June 30, 2015. Payable for Securities Purchased as of December 31, 2014 consisted of $498,708 for an open trade on FCA US LLC (fka Chrysler Group LLC) and $500,000 for an open trade on Dell International LLC that had not closed as of December 31, 2014.

Other Liabilities

Other liabilities as of June 30, 2015 consisted of $17,352 in other miscellaneous accrued expenses. Other liabilities as of December 31, 2014 consisted of $39,933 of other miscellaneous accrued expenses.

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

During the three months ended June 30, 2015, the Company declared dividends totaling $0.34 per share. During the six months ended June 30, 2015, the Company declared dividends totaling $0.68 per share. During the three months ended June 30, 2014, the Company declared dividends totaling $0.34 per share. During the six months ended June 30, 2014, the Company declared dividends totaling $0.68 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company has no amounts accrued for interest or penalties as of June 30, 2015. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. The Company is currently evaluating the impact to our financial statements.

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and matures on October 29, 2018. Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month is less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

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

As of June 30, 2015, the outstanding balance on the Credit Facility was $14.8 million. As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of June 30, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters. The total net proceeds to the Company from the Notes, after deducting underwriting discounts of $750,000 and offering expenses of $318,345, were $26.4 million.

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year, beginning April 16, 2015. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the Notes was $27.5 million.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 32.6% and 34.4% of total debt investments outstanding as of June 30, 2015 and December 31, 2014, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 30.9% and 29.7% of total loan interest and fee income for the three months ended June 30, 2015 and June 30, 2014, respectively. Interest income from the five largest debt investments accounted for approximately 29.7% and 28.8% of total loan interest and fee income for the six months ended June 30, 2015 and June 30, 2014, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended June 30, 2015 and June 30, 2014.

	2015		2014
	Shares Issued	Proceeds	Shares Issued	Proceeds
Total dividend reinvestment plan for the three months ended June 30	8,901	$114,824	19,562	$272,237

Total dividend reinvestment plan for the six months ended June 30	30,537	$376,780	39,742	$561,442

As of June 30, 2015, the Company had no warrants outstanding.

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

Cash: Cash is a Level 1 asset with readily observable market inputs. The Company determined that the historical cost carrying value is a reasonable estimate of fair value.

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

As of June 30, 2015 and December 31, 2014, unfunded commitments totaled $5.6 million and $3.6 million, respectively, and their estimated fair values on such dates were $5.6 million and $3.6 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 or December 31, 2014.

There were no transfers from levels of the fair value hierarchy during the six months ended June 30, 2015 and one transfer of a debt investment from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2014 due to increased quoted market prices available from market makers for the financial instrument.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively:

	Fair Values as of June 30, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$966,516	$67,240,760	$68,207,276
Junior Secured	—	9,157,592	47,733,649	56,891,241
CLO Equity	—	—	2,104,209	2,104,209
Equity	—	—	1,661,753	1,661,753
Revenue-Linked Security	—	—	1,039,468	1,039,468
	$—	$10,124,108	$119,779,839	$129,903,947

	Fair Values as of December 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$1,963,297	$56,053,970	$58,017,267
Junior Secured	—	9,285,834	43,744,802	53,030,636
CLO Equity		—	2,299,854	2,299,854
Equity		—	1,375,670	1,375,670
Revenue-Linked Security	—	—	1,111,001	1,111,001
	$—	$11,249,131	$104,585,297	$115,834,428

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2015 and December 31, 2014, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$67,240,760	Bond Yield	Risk adjusted discount factor	3.5% - 23.4%	10.3%

		Market	EBITDA multiple	3.8x - 8.9x	5.7x

		Income	Weighted average cost of capital	8.5% - 18.0%	15.2%

Junior Secured	$47,733,649	Bond Yield	Risk adjusted discount factor	4.2% - 13.8%	8.7%

		Market	EBITDA multiple	1.8x - 22.0x	7.1x

		Income	Weighted average cost of capital	12.0% - 20.0%	13.4%

Equity	$1,661,753	Market	EBITDA multiple	2.4x - 22.0x	11.3x

		Income	Weighted average cost of capital	9.5% - 20.0%	15.2%

CLO equity	$2,104,209	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Revenue-Linked security	$1,039,468	Bond Yield	Risk adjusted discount factor	18.8%	18.8%

Type of Investment	Fair Value at December 31, 2014	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$56,053,970	Bond Yield	Risk adjusted discount factor	3.9% - 22.0%	12.3%

		Market	EBITDA multiple	3.0x - 8.1x	5.5x

		Income	Weighted average cost of capital	7.0% - 19.0%	14.2%

Junior Secured	$43,744,802	Bond Yield	Risk adjusted discount factor	3.3% - 28.0%	11.3%

		Market	EBITDA multiple	3.7x - 26.7x	7.8x

		Income	Weighted average cost of capital	11.0% - 25.0%	15.6%

Equity	$1,375,670	Market	EBITDA multiple	2.9x - 26.7x	9.2x

		Income	Weighted average cost of capital	3.9% - 20.9%	12.3%

CLO equity	$2,299,854	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Revenue-Linked security	$1,111,001	Bond Yield	Risk adjusted discount factor	16.4%	16.4%

(1)
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

When estimating the fair value of its revenue-linked security, the Company utilizes the bond yield technique and the specific provisions contained in the royalty security agreement. The determination of the fair value utilizing the specific provisions contained in the royalty security agreement is not a significant component of the Company’s valuation process.

(2)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Six Months ended June 30, 2015
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297
New investments	16,076,281	3,940,000	—	198,076	—	20,214,357
Principal payments received	(5,094,926)	(211,412)	(182,261)	—	(69,916)	(5,558,515)
Loan origination fees received	(344,090)	(46,862)	—	—	—	(390,952)
Payment in kind interest earned	338,082	175,351	—	—	107,685	621,118
Accretion of deferred loan origination fees/discounts	331,361	441,442	—	—	—	772,803
Net realized gains on investments	—	(660,518)	—	—	—	(660,518)
Change in unrealized appreciation (depreciation) on investments (2)	(119,918)	350,846	(13,384)	88,007	(109,302)	196,249
Fair value of portfolio, end of period	$67,240,760	$47,733,649	$2,104,209	$1,661,753	$1,039,468	$119,779,839

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at June 30, 2015, was $(508,783). Net realized gain and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Year ended December 31, 2014
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$29,274,987	$38,620,670	$—	$1,143,733	$758,061	$69,797,451
New investments	34,288,065	23,350,000	2,608,830	142,000	—	60,388,895
Principal payments received	(11,615,770)	(11,500,761)	(374,620)	(854,473)	(91,814)	(24,437,438)
Loan origination fees received	(562,675)	(804,760)	—	—	—	(1,367,435)
Payment in kind interest earned	541,901	657,454	—	—	210,676	1,410,031
Accretion of deferred loan origination fees/discounts	884,335	648,380	—	—	—	1,532,715
Transfer (to) from level 2 (2)	(1,004,203)	(3,030,000)	—	—	—	(4,034,203)
Transfer (to) from investment type	4,220,717	(4,220,717)		—		—
Net realized gains on investments	—	—	—	662,709	—	662,709
Change in unrealized appreciation (depreciation) on investments (3)	26,613	24,536	65,644	281,701	234,078	632,572
Fair value of portfolio, end of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297

(1)	Senior secured category includes both First Out and Last Out. Please refer to Schedule of Investments.
(2)	The Company uses the fair value of investments at the end of the period when transferring investments between levels of the fair value hierarchy.
(3)
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

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the three months and six months ended June 30, 2015 totaled $543,946 and $868,711, respectively. Incentive fee expense, net of the waiver, for the three months and six months ended June 30, 2014 totaled $598,357 and $633,845, respectively. The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net unrealized appreciation of $1,814,698 for the three months ended June 30, 2015. The Company recorded net unrealized depreciation of $70,541 for the six months ended June 30, 2015.

The incentive fee expense also included the waiver of $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the six months ended June 30, 2014, but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense was $1,198,851 and $1,037,701 for the three months ended June 30, 2015 and June 30, 2014, respectively. Total base management fees and incentive management fees expense was $2,132,948 and $1,778,873 for the six months ended June 30, 2015 and June 30, 2014, respectively. Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement, was $2,132,948 and $1,458,046 for the six months ended June 30, 2015 and June 30, 2014, respectively. Accrued base management fees and incentive management fees were $1,198,851 and $1,385,389 as of June 30, 2015 and December 31, 2014, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. Since the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December

31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  Total administrative services expense was $173,931 and $136,326 for the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively. Total administrative services expense was $323,931 and $205,077 for the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. Accrued administrative services fees were $173,931 and $150,001 as of June 30, 2015 and December 31, 2014, respectively.

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

Note 8: Commitments and Contingencies

At June 30, 2015, the Company had a total of $5.6 million in unfunded commitments comprised of $2.5 million of unfunded revolving line of credit commitments on four of the Company’s debt investments, $2.1 million of an unfunded delayed draw term loan that expires on July 2, 2015, and $1.0 million for a loan that had not closed as of June 30, 2015.  At December 31, 2014, the Company had a total of $3.6 million in unfunded commitments comprised of $2.1 million of unfunded revolving line of credit commitments on four of the Company’s debt investments, $0.5 million of an unfunded delayed draw term loan that expires on December 31, 2016, and $1.0 million for two loans that had not closed as of December 31, 2014.  The following table summarizes the Company's unfunded commitments and extended fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Brite Media LLC	$666,667	$666,667	$166,667	$166,667
Douglas Machines Corp.	1,500,000	1,500,000	1,500,000	1,500,000
Lanco Acquisition, LLC	350,000	343,810	350,000	348,684
Northeast Metal Works LLC	25,000	25,935	100,000	99,681
Unfunded Revolver	2,541,667	2,536,412	2,116,667	2,115,032

WBL SPE I, LLC	2,049,932	2,049,932	—	—
WBL SPE II, LLC	—	—	445,000	442,153
Delayed Draw	2,049,932	2,049,932	445,000	442,153

Dell International LLC	—	—	500,000	500,006
FCA US LLC (fka Chrsyler Group LLC)	—	—	498,708	498,085
Flavors Holdings, Inc. 2nd lien	1,000,000	970,000	—	—
Payable for securities purchased	1,000,000	970,000	998,708	998,091

Total	$5,591,599	$5,556,344	$3,560,375	$3,555,276

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

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of June 30, 2015 because there were no outstanding warrants. There were no potentially dilutive common shares issued as of December 31, 2014 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net increase (decrease) in net assets resulting from operations	$3,191,309	$2,391,998	$3,474,839	$4,635,480
Weighted average shares outstanding (basic and diluted)	6,248,539	6,176,245	6,238,844	6,166,236
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.51	$0.39	$0.56	$0.75

Note 10. Taxable/Distributable Income and Dividend Distributions

To qualify for RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred a U.S. federal excise tax of $7,863 for calendar year 2014.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11: Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2015, and June 30, 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Per share data:
Net asset value at beginning of period	$14.30	$14.48	$14.60	$14.45
Net investment income (1)	0.33	0.29	0.65	0.63
Realized losses on investments (1)	(0.11)	—	(0.11)	—
Net unrealized (depreciation) appreciation on investments (1)	0.29	0.09	0.01	0.12
Net increase in net assets from operations	0.51	0.38	0.55	0.75
Distributions from net investment income (2)	(0.34)	(0.34)	(0.68)	(0.68)
Distributions from capital gains (2)	—	—	—	—
Return of capital (2)	—	—	—	—
Total Distributions	(0.34)	(0.34)	(0.68)	(0.68)
Effect of shares issued, net of offering expenses	—	—	—	—
Net asset value at end of period	$14.47	$14.52	$14.47	$14.52
Net assets at end of period	90,513,175	89,865,048	90,513,175	89,865,048
Shares outstanding at end of period	6,253,210	6,187,969	6,253,210	6,187,969
Weighted average shares outstanding (basic and diluted)	6,248,539	6,176,245	6,238,844	6,166,236
Per share closing price at end of period	$14.04	$14.87	$14.04	$14.87

Ratios and Supplemental data:
Total Return (not annualized) (3)	3.83%	2.73%	4.57%	5.38%
Market Price Total Return (not annualized) (4)	10.99%	2.38%	28.37%	3.83%
Average Net Assets	$89,601,448	$89,487,968	$90,152,886	$89,249,524
Ratio of expenses to average Net assets (annualized)	11.69%	7.62%	10.47%	5.99%	(5)
Ratio of net investment income to average Net assets (annualized)	9.16%	8.11%	9.01%	8.69%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months and six months ended June 30, 2015 were in excess of net investment income in the amount of $57,295 and $147,424, respectively. Distributions for the three months and six months ended June 30, 2014 were in excess of net investment income in the amount of $270,767 and $282,012. See Dividends and Distributions Policy in Note 2.

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

(5)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 72 basis points, respectively on an annualized basis.

Note 12: Subsequent Events

On July 1, 2015, the Company made a $4.0 million junior secured term loan investment in Language Line, LLC. The investment carries an interest rate of LIBOR +9.75% with a 1.00% LIBOR floor.

On July 2, 2015, the Company received a full repayment at par on its $3.6 million debt investment in LNB Construction, Inc. The Company also received $50 thousand in cash and a non-interest bearing note for another $50 thousand for its warrant holdings. The Company generated a gross internal rate of return ("IRR") of 28% on this exit. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On August 5, 2015, the Company made a $7.5 million junior secured term loan investment in Bradford Soap International, Inc. The investment carries an interest rate of LIBOR +9.25%.

On August 5, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of August 27, 2015, September 24, 2015, and October 22, 2015.

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

We have elected to be treated for tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of June 30, 2015, we had $129.9 million (at fair value) invested in 30 companies. As of June 30, 2015, our portfolio was comprised of approximately 52.5% senior secured term loans (including last-out loans), 43.8% junior secured term loans, 1.3% equity investments, 1.6% CLO equity investments and 0.8% in a revenue-linked security.

As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio was comprised of approximately 50% senior secured term loans, 45.8% junior secured term loans, 1.2% equity investments, 2.0% CLO equity investments and 1% in a revenue-linked security.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of June 30, 2015 and December 31, 2014 was as follows:

	As of June 30, 2015		As of December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Senior Secured (1)	$68,146,826	$68,207,276	$57,843,872	$58,017,267
Junior Secured	56,436,481	56,891,241	52,794,041	53,030,636
Equity	1,570,647	1,661,753	1,372,571	1,375,670
CLO Equity	2,051,949	2,104,209	2,234,210	2,299,854
Revenue-Linked Securities	914,692	1,039,468	876,923	1,111,001
Total Investments	$129,120,595	$129,903,947	$115,121,617	$115,834,428

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At June 30, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $10.0 million, respectively. At December 31, 2014, our average portfolio company debt investment at amortized cost and fair value was approximately $4.1 million and $4.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million, respectively.

At June 30, 2015, 63.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 37.0% bore interest at fixed rates. At December 31, 2014, 59.7% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 40.3% bore interest at fixed rates.

The weighted average yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of June 30, 2015 and December 31, 2014 was approximately 15.2% and 15.1%, respectively. The weighted average yield was computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three and six months ended June 30, 2015 and June 30, 2014 is summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

PIK, beginning of period	$1,811,519	$1,643,734	$1,524,126	$1,256,939
Accrual	314,992	420,929	621,118	818,330
Payments	(51,117)	(411,945)	(69,850)	(422,551)
PIK, end of period	$2,075,394	$1,652,718	$2,075,394	$1,652,718

Investment Activity

During the three months ended June 30, 2015, we closed $4.8 million of investments in one new portfolio company and two of our existing portfolio companies. During the three months ended June 30, 2014, we closed $19.9 million of investments in two new portfolio companies and one of our existing portfolio companies.

During the six months ended June 30, 2015, we closed $19.1 million of investments in three new portfolio companies and four of our existing portfolio companies. During the six months ended June 30, 2014, we closed $31.2 million of investments in eight new portfolio companies and one of our existing portfolio companies.

During the three months ended June 30, 2015, we did not have any investment payoffs or sales. We received $1.2 million in principal repayments due to scheduled amortization and prepayments. During the three months ended June 30, 2014, we received a $4.3 million payoff at par for one portfolio company investment and sold two portfolio company investments at $4.6 million.

During the six months ended June 30, 2015, we sold two investments at $1.0 million. Additionally, we received $4.1 million in principal repayments due to scheduled amortization and prepayments. During the six months ended June 30, 2014, we received a $4.3 million payoff at par for one portfolio company investment and sold two portfolio company investments at $4.6 million.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio	Number of Debt Investments

1	$39.2	31.3%	8	$24.5	22.1%	5
2	59.9	47.9%	14	73.6	66.3%	18
3	19.5	15.6%	4	6.2	5.6%	2
4	5.5	4.4%	1	5.4	4.9%	1
5	1.0	0.8%	1	1.3	1.1%	1
	$125.1	100.0%	28	$111.0	100.0%	27

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. As of June 30, 2015, we had one loan on non-accrual status which comprised approximately 1.3% of our portfolio at cost. As of December 31,

2014, we had two loans on non-accrual status which comprised approximately 6.7% of our portfolio at cost. This may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by a borrower under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Three Months and Six Months Ended June 30, 2015 and June 30, 2014

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

Investment income for the three months ended June 30, 2015 totaled $4.7 million, compared to investment income of $3.5 million for the three months ended June 30, 2014. Investment income for the three months ended June 30, 2015 was comprised of $3.9 million in cash interest, $0.3 million in PIK interest and $0.4 million in fees earned on the investment portfolio. Investment income for the three months ended June 30, 2014 was comprised of $2.8 million in cash interest, $0.4 million in PIK interest and $0.2 million in fees earned on the investment portfolio. The increase in investment income in the three months ended June 30, 2015 is primarily attributable to a larger investment portfolio during the period, as compared to the three months ended June 30, 2014.

Investment income for the six months ended June 30, 2015 totaled $8.8 million, compared to investment income of $6.6 million for the six months ended June 30, 2014. Investment income for the six months ended June 30, 2015 was comprised of $7.3 million in cash interest, $0.6 million in PIK interest and $0.8 million in fees earned on the investment portfolio. Investment income for the six months ended June 30, 2014 was comprised of $5.2 million in cash interest, 0.8 million in PIK interest, $0.4 million in fees earned on the investment portfolio and $0.1 million in other income. The increase in investment income in the six months ended June 30, 2015 is primarily attributable to a larger investment portfolio during the period, as compared to the six months ended June 30, 2014.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC ("HCAP Advisors") under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with JMP Credit Advisors, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•	Interest expense and unused line fees;

•	professional fees and expenses associated with independent audits and outside legal costs;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing, long distance telephone and staff;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•
other expenses incurred by JMP Credit Advisors or us in connection with administering our business, including payments under the administration agreement that are based upon our allocable portion of overhead (subject to the review of our board of directors).

Operating expenses totaled $2.7 million for the three months ended June 30, 2015, compared to $1.7 million for the three months ended June 30, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $0.2 million increase in base management fees discussed below, $0.7 million increase in interest expense, and $0.1 million increase in administrative expenses for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Interest expense increased $0.7 million in the three months ended June 30, 2015, compared to June 30, 2014 due to higher outstanding indebtedness in the three months ended June 30, 2015.

Operating expenses (net of fees waived by HCAP Advisors through March 31, 2014, pursuant to the waiver agreement, as applicable) totaled $4.8 million for the six months ended June 30, 2015, compared to $2.7 million for the six months ended June 30, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $0.4 million increase in base management fees discussed below, $1.1 million increase in interest expense, and $0.1 million increase in administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Interest expense increased $1.1 million in the six months ended June 30, 2015, compared to June 30, 2014 due to higher outstanding indebtedness in the six months ended June 30, 2015.

We recorded an administrative services expense of $0.2 million for the three months ended June 30, 2015, compared to $0.1 million for the three months ended June 30, 2014. We recorded an administrative services expense of $0.3 million for the six months ended June 30, 2015, compared to $0.2 million for the six months ended June 30, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap will be equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  The $0.2 million expensed in the three months ended June 30, 2015 was an increase over the $0.1 million expensed in the three months ended June 30, 2014 due to an annual cap of $275,000 being in place from April 29, 2013 through April 29, 2014, and the cap of $150,000 being in place for the three months ended June 30, 2014. The $0.3 million expensed in the six months ended June 30,

2015 was an increase over the $0.2 million expensed in the six months ended June 30, 2014 due to an annual cap of $275,000 being in place from April 29, 2013 through April 29, 2014, and the cap of $150,000 being in place for the six months ended June 30, 2014..

The base management fee for the three months ended June 30, 2015 was $0.7 million, compared to $0.4 million for the three months ended June 30, 2014. The increase in the base management fee is attributable to increased gross investments during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Incentive management fees for the three months ended June 30, 2015 were $0.5 million, compared to $0.6 million for the three months ended June 30, 2014. See the discussion below for more information on our base and incentive fee expenses.

The base management fee for the six months ended June 30, 2015 was $1.3 million, compared to $0.8 million for the six months ended June 30, 2014. The increase in the base management fee is attributable to increased gross investments during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Incentive management fees (net of fees waived by HCAP Advisors through March 31, 2014, pursuant to the waiver agreement, as applicable) for the six months ended June 30, 2015 were $0.9 million, compared to $0.6 million for the six months ended June 30, 2014. The increase in incentive management fees is attributable to the fee waiver of $0.3 million during the six months ended June 30, 2014. See the discussion below for more information on our base and incentive fee expenses.

In connection with our initial public offering in May 2013, HCAP Advisors, our investment adviser, agreed to permanently waive all or such portion of the incentive fee that it would have otherwise collected from us to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle was based upon our initial public offering price of $15 times the number of shares of our common stock outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fees waived under the waiver agreement totaled $320,827 and were all in the quarter ended March 31, 2014. he capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gain. The Company recorded net unrealized appreciation of $1,814,698 and $70,541 for the three and six months ended June 30, 2015, respectively.

Net Investment Income

For the three months and six months ended June 30, 2015, net investment income was $2.1 million and $4.1 million, respectively, compared to $1.8 million and $3.9 million for the three months and six months ended June 30, 2014. For the three months and six months ended June 30, 2015, net investment income per share was $0.33 and $0.65, respectively, compared to $0.29 and $0.63 for the three months and six months ended June 30, 2014.

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

We recognized $674,880 and $659,061 in realized losses on our investments for the three months and six months ended June 30, 2015, respectively, and $3,117 in realized gains on our investments in both the three months and six months ended June 30, 2014.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $1.8 million and $0.1 million for the three months and six months ended June 30, 2015, respectively, and $0.6 million and $0.8 million for the three months and six months ended June 30, 2014, respectively.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $3.2 million and $3.5 million for the three months and six months ended June 30, 2015, respectively, compared to $2.4 million and $4.6 million for the three month and six months ended June 30, 2014, respectively. The $0.8 million increase in net assets for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 is primarily attributable to a $1.2 million increase in the change in net unrealized appreciation on investments for the three months ended June 30, 2015, as compared to the the three months ended June 30, 2014.

The $1.2 million decrease in net assets for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 is primarily attributable to $0.7 million in realized losses on investments and a $0.7 million decrease in the change in unrealized appreciation on investments for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $10.9 million and $16.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $11.3 million and used cash of $0.1 million, respectively, for the six months ended June 30, 2015 and June 30, 2014. Our financing activity proceeds for the six months ended June 30, 2015 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility and proceeds from the issuance of the Notes (defined below). Our financing activity proceeds for the six months ended June 30, 2014 were primarily in connection with dividends paid to shareholders.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from our initial public offering, proceeds received from the public offering of our Notes in January 2015, and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

In addition, we intend to distribute more than 90% f our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

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

As of June 30, 2015, we had cash of $2.6 million and $40.2 million undrawn on our $55.0 million credit facility. As of December 31, 2014, we had $2.9 million in cash and $28.9 million undrawn on our $55.0 million credit facility.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank, as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets. The Loan Agreement, among other things, has a revolving period that expires on October 29, 2015 and a final maturity date of October 29, 2018. Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law. In addition, the Loan Agreement requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

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

As of June 30, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $14.8 million and $26.1 million, respectively.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year, beginning April 16, 2015. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2015, the outstanding balance of the Notes was $27.5 million.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, our only off-balance sheet arrangements consisted of $2.5 million of unfunded revolving line of credit commitments to four of our debt investments, and $2.1 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies.  As of December 31, 2014, our only off-balance sheet arrangements consisted of $0.5 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies and $2.1 million of unfunded revolving line of credit commitments to four of our portfolio companies.

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

Recent Developments

On July 1, 2015, the Company made a $4.0 million junior secured term loan investment in Language Line, LLC. The investment carries an interest rate of LIBOR +9.75% with a 1.00% LIBOR floor.

On July 2, 2015, the Company received a full repayment at par on its $3.6 million debt investment in LNB Construction, Inc. The Company also received $50 thousand in cash and a non-interest bearing note for another $50 thousand for its warrant holdings. The Company generated a gross internal rate of return ("IRR") of 28% on this exit. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On August 5, 2015, the Company made a $7.5 million junior secured term loan investment in Bradford Soap International, Inc. The investment carries an interest rate of LIBOR +9.25%.

On August 5, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of August 27, 2015, September 24, 2015, and October 22, 2015.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three and six months ended June 30, 2015, eighteen of our debt investments, or 63.0%, of the fair value of our debt investments bore interest at floating rates. Fourteen of these floating rate loans have interest rate floors, with the average LIBOR floor at 0.90%, which effectively converts the loans to fixed rate loans in the current interest rate environment. Two of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate, the average implied LIBOR floor of these two loans is 6.00%, which effectively converts these loans to fixed rates as well in the current interest rate environment. For the three and six months ended June 30, 2014, sixteen loans, or 52.8%, of the fair value of the portfolio bore interest at floating rates. Eleven of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.4 million. Alternatively, a hypothetical decrease in LIBOR would have no impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended June 30, 2015, we issued a total of 8,901 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $114,824 for the three months ended June 30, 2015.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: August 10, 2015	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)