Form 10-Q
period 2015-09-30
Harvest Capital Credit Corp
filed 2015-11-09
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 5, 2015 was 6,262,563.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2015

i

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

Harvest Capital Credit Corporation
Statements of Assets and Liabilities (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:	(unaudited)
Non-affiliated/non-control investments, at fair value (cost of $140,308,296 at 9/30/15 and $111,101,709 at 12/31/14)	$141,382,088	$112,508,798
Affiliated investments, at fair value (cost of $4,145,034 at 9/30/15 and $4,019,908 at 12/31/14)	2,801,036	3,325,630
Total investments, at fair value (cost of $144,453,330 at 9/30/15 and $115,121,617 at 12/31/14)	144,183,124	115,834,428

Cash	2,388,731	2,171,771
Interest receivable	815,736	550,849
Accounts receivable – other	253,326	75,046
Deferred offering costs	1,055,073	119,640
Deferred financing costs	814,693	1,012,862
Other assets	204,842	105,408
Total assets	$149,715,525	$119,870,004

LIABILITIES:
Revolving line of credit	$29,056,647	$26,075,140
Unsecured notes	27,500,000	—
Accrued interest payable	481,391	77,363
Accounts payable and accrued expenses	1,590,589	1,806,545
Payable for securities purchased	1,715,000	998,708
Other liabilities	45,821	39,933
Total liabilities	60,389,448	28,997,689

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,260,087 issued and outstanding at 9/30/15 and 6,222,673 issued and outstanding at 12/31/14	6,260	6,223
Capital in excess of common stock	89,883,956	89,424,499
Accumulated realized (losses) gains on investments	(290,570)	665,813
Net unrealized (depreciation) appreciation on investments	(270,206)	712,811
(Distributions in excess of) undistributed net investment income	(3,363)	62,969
Total net assets	89,326,077	90,872,315
Total liabilities and net assets	$149,715,525	$119,870,004

Common stock issued and outstanding	6,260,087	6,222,673

Net asset value per common share	$14.27	$14.60

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,993,285	$2,609,688	$11,161,708	$7,720,977
Cash - affiliated investments	92,000	55,768	273,000	166,756
PIK - non-affiliated/non-control investments	267,681	288,876	888,799	1,053,006
PIK - affiliated investments	—	27,267	—	81,467
Amortization of fees, discounts and premiums, net	602,689	642,849	1,389,748	1,072,629
Total interest income	4,955,655	3,624,448	13,713,255	10,094,835
Other income	15,509	292,970	39,210	376,822
Total investment income	4,971,164	3,917,418	13,752,465	10,471,657

Expenses:
Interest expense – revolving line of credit	268,958	30,217	569,531	60,645
Interest expense - unused line of credit	58,111	100,883	220,422	303,715
Interest expense - deferred financing costs	66,057	64,707	198,171	190,644
Interest expense - unsecured notes	481,251	—	1,304,725	—
Interest expense - deferred offering costs	45,908	—	120,428	—
Total interest expense	920,285	195,807	2,413,277	555,004

Professional fees	217,074	143,193	604,605	481,563
General and administrative	232,100	171,517	648,504	485,678
Base management fees	707,238	486,442	1,971,475	1,310,643
Incentive management fees	516,999	504,146	1,385,710	1,458,818
Administrative services expense	185,175	143,124	509,106	348,201
Total expenses	2,778,871	1,644,229	7,532,677	4,639,907
Less waivers:
Incentive fees waived (1)	—	—	—	(320,827)
Total net expenses	2,778,871	1,644,229	7,532,677	4,319,080
Net Investment Income, before tax	2,192,293	2,273,189	6,219,788	6,152,577

Excise Tax Credit	—	—	35,864	—
Net Investment Income	2,192,293	2,273,189	6,255,652	6,152,577

Net realized losses on investments	(297,322)	(13,874)	(956,383)	(10,757)
Net change in unrealized (depreciation) appreciation on investments	(1,053,558)	(242,822)	(983,017)	510,153
Total net unrealized and realized gains (losses) on investments	(1,350,880)	(256,696)	(1,939,400)	499,396

Net increase in net assets resulting from operations	$841,413	$2,016,493	$4,316,252	$6,651,973

Net investment income per share (basic and diluted)	$0.35	$0.37	$1.00	$1.00
Net increase in net assets resulting from operations per share (basic and diluted)	$0.14	$0.33	$0.69	$1.08
Weighted average shares outstanding (basic and diluted)	6,255,746	6,194,804	6,244,540	6,175,863
Dividends paid per common share (basic and diluted)	$0.34	$0.34	$1.02	$1.01

(1)
For the period from our initial public offering in May 2013 to March 31, 2014, our investment adviser agreed to waive its incentive fee to the extent required to support a minimum dividend yield of 9% per year based on our initial public offering price per share of $15.00.

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Increase in net assets from operations:
Net investment income	$6,255,652	$6,152,577
Net realized (losses) gains on investments	(956,383)	(10,757)
Net change in unrealized (depreciation) appreciation on investments	(983,017)	510,153
Net increase in net assets resulting from operations	4,316,252	6,651,973

Distributions to shareholders (1):
Distributions from net investment income	(6,321,984)	(6,251,811)
Decrease in net assets resulting from shareholder distributions	(6,321,984)	(6,251,811)

Capital share transactions:
Issuance of common shares (net of offering costs of $0 and $24,925 (2) for the nine months ended September 30, 2015 and 2014, respectively)	37	(24,940)
Reinvestment of dividends (3)	459,457	793,015
Net increase in net assets from capital share transactions	459,494	768,075

Total (decrease) increase in net assets	(1,546,238)	1,168,237
Net assets at beginning of period	90,872,315	88,854,486

Net assets at end of period	$89,326,077	$90,022,723

Capital share activity (common shares):
Shares issued from reinvestment of dividends	37,414	57,029
Net increase in capital share activity	37,414	57,029

(1)
Distributions for the nine months ended September 30, 2015 were in excess of net investment income in the amount of $66,332. Distributions for the nine months ended September 30, 2014 were in excess of net investment income in the amount of $99,234. See Dividends and Distributions Policy in Note 2.

(2)	Reimbursement to Harvest Capital Strategies of offering costs paid during the initial public offering.
(3)	Net of par value of shares issued of $37 and $57 and funds received for fractional shares of $46 and $57 for September 30, 2015 and 2014, respectively.
 See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,316,252	$6,651,973
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(888,799)	(1,134,473)
Paid in kind income collected (1)	422,381	576,415
Net realized losses on investments	956,383	10,757
Net change in unrealized depreciation (appreciation) of investments	983,017	(510,153)
Amortization of fees, discounts and premiums, net	(1,389,748)	(1,072,629)
Amortization of deferred financing costs	198,171	190,644
Amortization of deferred offering costs	120,428	—
Purchase of investments (net of loan origination and other fees)	(39,557,513)	(38,793,114)
Proceeds from principal payments	11,841,872	14,216,610
Changes to operating assets and liabilities
(Increase) in interest receivable	(264,887)	(187,020)
(Increase) in accounts receivable - other and other assets	(277,713)	(87,424)
Increase in accrued interest payable	404,028	9,006
(Decrease) increase in accounts payable and other liabilities	(210,068)	528,600

Net cash used in operating activities	(23,346,196)	(19,600,808)

Cash flows from financing activities:
Borrowings on revolving credit facility	38,450,000	21,800,000
Repayment of borrowings on revolving credit facility	(35,468,493)	(7,800,000)
Offering expenses from shelf registration		(61,202)
Proceeds from the issuance of unsecured notes	27,500,000	—
Offering expenses from the issuance of unsecured notes	(1,055,861)	—
Proceeds from the issuance of common stock and common units	46	57
Offering expenses from the issuance of common stock		(25,000)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $459,448 and $793,015, respectively)	(5,862,536)	(5,458,796)

Net cash provided by financing activities	23,563,156	8,455,059

Net increase (decrease) in cash during the period	216,960	(11,145,749)

Cash at beginning of period	2,171,771	18,984,162

Cash at end of period	$2,388,731	$7,838,413

Non-cash operating activities:
Non-cash loan refinancing	$—	$8,800,000
Amendment fees	$130,644	$350,000

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$459,448	$793,015

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,690,650	$355,354

(1)	Paid in kind income collected has been broken out for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.
See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments (unaudited)
(as of September 30, 2015)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aviation

Bridgewater Engine Ownership III, LLC	1.4%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,268,044	1,249,783	1,257,344
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)	10/03/14	—	8,699	11,236

Regional Engine Leasing, LLC	4.9%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,281,692	4,147,745	4,268,991
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	134,392

Bar Soap & Related Products Manufacturing

Bradford Soap International, Inc.	8.23%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	7,500,000	7,350,064	7,350,064
			(9.45%; LIBOR + 9.25%)

Capital Equipment Reseller

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	634,500	620,471	634,500
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,371,731	2,302,948	2,371,731
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	350,000	350,000	350,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		06/13/14	—	42,000	32,163
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	985,000	985,492	940,675
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.7%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,975,238	5,075,000

			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)
Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Document and Information Solutions

Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,938,485	6,746,038
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC	6.3%	*	Junior Secured Subordinated Debt, due 09/30/2016	(5)	05/27/15	6,985,636	5,783,028	5,625,081
			(5% Cash)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018	(14)	05/07/14	4,340,133	4,235,428	4,340,133
			(12.50% Cash)

			Common Equity Warrants		04/06/12	—	12,500	141,108
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works LLC	10.2%	*	Senior Secured Term Loan, due 12/31/2017		09/29/14	8,016,875	8,086,373	8,314,591
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit, due 12/31/17	(6)	09/29/14	775,000	775,000	775,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,597,452	4,503,622	4,597,452
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Online database for chemical/pharmaceutical industries

Chemical Information Services, LLC	5.1%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,588,500	4,540,549	4,540,549
			(12.33%; LIBOR +12.00% with no LIBOR floor)
			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.33%; LIBOR +12.00% with no LIBOR floor)

Other Nondepository Credit Intermediation

WBL SPE I, LLC	7.8%	*	Senior Secured Term Loan, due 02/28/2017	(6)	09/30/13	7,000,068	6,983,263	7,000,068
			(13.00% Cash)

WBL SPE II, LLC	5.5%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	4,991,527	4,935,286	4,935,286
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Common Equity		12/23/13	—	200,000	293,587

			(0.3% of fully diluted common equity)
Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	6.1%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,416,921	5,334,245	5,416,921
			(16.25%; 12.00% Cash/4.25% PIK)

Provider of Customer Care Outsourcing Services

Sitel Worldwide Corporation	1.93%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,715,000	1,728,125
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.5%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,898,849
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.2%	*	Junior Secured Term Loan, due 09/15/2018		09/16/13	3,615,032	3,112,384	3,615,032
			(13.00% Cash)

			Revenue Linked Security	(7)	09/16/13	—	912,942	1,065,851

Rental Car

Fox Rent A Car, Inc.	11.1%	*	Junior Secured Term Loan, due 10/31/2019		10/31/14	10,000,000	9,914,028	9,923,776
			(12.20%; LIBOR +12.00% with no LIBOR floor)

Safety Consulting Services

Safety Services Acquisition Corp.	6.8%	*	Junior Secured Subordinated Debt, due 07/5/2017		04/05/12	5,823,655	5,763,954	5,823,655
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity		04/05/12	—	100,000	212,866
			(0.64% of fully diluted common equity)

Services - Business

Language Line, LLC 2nd Lien	4.5%	*	Junior Secured Subordinated Debt, due 07/07/2022		07/01/15	4,000,000	3,941,418	4,020,000
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Software Publishing

Optimal Blue, LLC	6.7%	*	Junior Secured Subordinated Debt, due 03/18/2019		12/18/13	5,442,938	5,404,631	5,442,938
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity		12/18/13	—	100,000	521,379
			(0.391% of fully diluted common equity)

Mercury Network, LLC	2.2%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,904,347	1,868,634	1,868,634
			(10.25%; LIBOR +9.25% with 1.00% LIBOR floor)

			Common equity		05/12/15	—	86,957	94,503
			(0.59% of fully diluted common equity)

Specialty Advertising

Brite Media LLC	6.9%	*	Senior Secured Term Loan, due 04/24/2019	(6)	04/24/14	5,550,000	5,486,880	5,550,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018		04/24/14	400,000	400,000	400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)

			Common Equity		04/24/14	—	100,000	164,427
			(1.06% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.0%	*	CLO Subordinated Notes, due 07/15/2018		03/06/14	—	1,795,320	1,795,320
			(15.18% effective yield)

Sweetener Supplier
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,859,889	3,846,000
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software & Services

Applied Systems, Inc.	0.6%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	487,004	487,588
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,943,956	2,905,265
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	3.9%	*	Junior Secured Subordinated Debt, due 4/30/2020		10/29/14	4,000,000	3,859,674	3,520,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Urgent Care Facility Operator

Infinite Aegis Group, LLC	9.3%	*	Revolving Line of Credit, 07/31/2017	(8)	03/10/15	1,050,000	1,050,000	1,029,903
			(12.20%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Senior Secured Term Loan (First Out), due 07/31/2017	(8)	03/10/15	3,473,014	3,473,014	3,361,057
			(15.20%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017	(8)	08/01/13	4,524,652	4,442,399	3,955,010
			(18.20%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)	(9)

			Common Equity Warrants		08/01/13	—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies						140,076,908	140,308,296	141,382,088

Investments in Affiliated Portfolio Companies

Novelty Shops

Peekay Acquisition, LLC (Christals)	2.0%	*	Senior Secured Term Loan (Last Out), due 12/27/2015		12/31/12	2,000,000	1,954,191	1,801,036
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)	(10)

			Common Equity (Peekay Boutiques, Inc.)	(11)	12/31/12	—	105,000	—
			(5.99% of fully diluted common equity)

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (non-accrual)	1.1%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	(12)	12/31/12	1,837,801	1,644,045	1,000,000
			(18.65%; LIBOR +12.48% Cash/3.12% PIK/2.84% Supplemental PIK)	(13)

			Common Equity		12/31/12		290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants		12/31/12		151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies						3,837,801	4,145,034	2,801,036

Total Investments as of 9/30/2015	161.4%	*				$143,914,709	$144,453,330	$144,183,124

*	Fair value as a percentage of our net assets

(1)
Debt investments, the CLO subordinated notes and the revenue linked security are income producing investments. Common equity options, residual values and warrants are non-income producing investments. All investments other than Atrium Innovations, Inc., LNB Construction, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 10.4% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $2.9 million, $2.3 million, and $0.6 million, respectively.  The tax cost of investments is $143.6 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at September 30, 2015.
(7)	The "Revenue Linked Security" entitles the Company to payments based on the portfolio company’s revenue growth above certain thresholds.
(8)
As of September 30, 2015, Infinite Aegis Group, LLC is three months behind in payments and owes the Company $364,745 in interest, fees and expenses.  The Company’s investment in Infinite Aegis Group, LLC remains on accrual status due to the substantive evidence of a refinancing agreement that is expected to close during the three months ended December 31, 2015.

(9)
The "Fee Letter" represents an agreement with the borrower that will pay us an amount at maturity or when the loan is paid off that makes our effective coupon over the life of the investment equal to LIBOR +15.00%.

(10)
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

(11)
The Company's common equity investment in Peekay Boutiques, Inc. has been classified as an affiliated investment because the Company owns more than 5% of the outstanding voting securities of Peekay Boutiques, Inc. The Company's senior secured term loan in Peekay Acquisition, LLC has also been classified as an affiliated investment because Peekay Acquisition, LLC is a wholly owned subsidiary of Peekay Boutiques, Inc.

(12)
Solex Fine Foods, LLC is on non-accrual status at September 30, 2015. The cost balance of $1,644,045 as of September 30, 2015 has not changed since the investment was put on non-accrual status effective November 1, 2014. The outstanding balance of $1,837,801 as of September 30, 2015 includes $86,709 of defaulted interest capitalized since the investment

(13)
The Solex Fine Foods, LLC supplemental PIK accrues each quarter and is determined based on the Senior Debt to EBITDA calculation as of the last day of the immediately preceding quarterly payment period. Since the investment was put on non-accrual status effective November 1, 2014, the PIK is not accrued and the cost balance remains $1,644,045; however, the outstanding principal balance reflects the accrued PIK.

(14)
On July 7, 2015, Douglas Machines Corp. refinanced the Company's $1.5 million revolver commitment with another lender; the Company reduced the senior term loan interest rate from 13.5% to 12.5%, extended the maturity date from April 6, 2017 to December 31, 2018  and it became a junior term loan.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2014)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Automotive

FCA US LLC (fka Chrysler Group LLC)	0.5%	*	Senior Secured Term Loan, due 05/24/2017	12/22/2014	498,708	498,708	498,085
			(3.50%; LIBOR +2.75% with 0.75% LIBOR floor)

Aviation

Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/3/2014	1,406,700	1,392,750	1,392,750
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

Capital Equipment Reseller

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018	6/13/2014	762,000	741,617	761,550
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019	6/13/2014	2,327,326	2,245,485	2,316,047
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	6/13/2014	350,000	350,000	348,796
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)
				6/13/2014
			Common Equity Warrants		—	42,000	—
			(12% of fully diluted common equity)

Dietary Supplements

Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	1/29/2014	992,500	993,056	965,206
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Distributor - Tobacco Products

North Atlantic Trading Company, Inc.	5.4%	*	Junior Secured Term Loan, due 07/13/2020	1/13/2014	5,000,000	4,972,578	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Document and Information Solutions

Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021	7/7/2014	7,000,000	6,933,243	6,933,243
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Global Information Technology Co.

Dell International LLC	0.6%	*	Senior Secured Term Loan, due 04/29/2020	12/22/2014	500,000	500,000	500,006
			(4.50%; LIBOR +3.50% with 1.00% LIBOR floor)

Heavy and Civil Engineering and Construction

LNB Construction, Inc.	4.2%	*	Junior Secured Subordinated Debt, due 8/14/2015	8/21/2012	3,655,053	3,434,038	3,655,053
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity	8/21/2012	—	193,751	200,000
			(21.93% of fully diluted common equity)

Industrial Fluid Filtration Services

CRS Reprocessing, LLC (3)	5.9%	*	Junior Secured Subordinated Debt, due 09/30/2015	10/30/2013	6,635,718	6,104,841	5,399,804
			(15.00%; 12.00% Cash/3.00% PIK)

Industrial Machinery Manufacturing

Douglas Machines Corp.	5%	*	Senior Secured Term Loan, due 04/6/2017	5/7/2014	4,400,133	4,315,272	4,400,133
			(13.50% Cash)

			Revolving Line of Credit	5/7/2014	—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants	4/6/2012	—	12,500	143,388
			(2.0% of fully diluted common equity)

Metal Fabricating & Finishing

Northeast Metal Works, LLC	9.9%	*	Senior Secured Term Loan, due 12/31/2017	9/29/2014	8,333,750	8,304,889	8,304,889
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit	9/29/2014	700,000	700,000	700,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Novelty Manufacturer/Distributor

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/4/2013	4,687,819	4,608,385	4,687,819
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Other Nondepository Credit Intermediation

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016	9/30/2013	6,000,000	5,967,866	6,000,000
			(15.00% Cash)

WBL SPE II, LLC	3.4%	*	Senior Secured Term Loan, due 12/23/2016	9/30/2014	3,086,205	3,066,461	3,066,461
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Common Equity	12/23/2013	—	200,000	210,920
			(0.4% of fully diluted common equity)

Pet Food Retail Stores

CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018	5/30/2013	5,246,023	5,142,642	5,246,023
			(16.25%; 12.00% Cash/4.25% PIK)

Radio Station Operator

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 06/27/2019	9/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Real Estate Brokerage Services

Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	9/16/2013	3,933,550	3,271,370	3,895,678
			(13.00% Cash)

			Revenue Linked Security	9/16/2013	—	876,923	1,111,001

Rental Car

Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,902,434	9,902,434
			(12.16%; LIBOR +12.00% with no LIBOR floor)
Safety Consulting Services

Safety Services Acquisition Corp.	6.5%	*	Junior Secured Subordinated Debt, due 07/5/2017	4/5/2012	5,714,622	5,636,866	5,714,622
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity	4/5/2012	—	100,000	208,000
			(0.64% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Software Publishing

Optimal Blue, LLC	6.5%	*	Junior Secured Subordinated Debt, due 03/18/2019	12/18/2013	5,361,216	5,317,620	5,361,216
			(14.50%; 12.50% Cash/2.00% PIK)

			Common Equity	12/18/2013	—	100,000	511,362
			(0.391% of fully diluted common equity)

Specialty Advertising

Brite Media LLC	7.1%	*	Senior Secured Term Loan, due 04/24/2019	4/24/2014	5,850,000	5,775,575	5,850,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018	4/24/2014	500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Common Equity	4/24/2014	—	100,000	102,000
			(1.07% fully diluted common equity)

Structured Finance

Shinnecock CLO 2006-1, Ltd.	2.5%	*	CLO Subordinated Notes, due 07/15/2018	3/6/2014		2,234,210	2,299,854
			(15.03% effective yield)

Sweetener Supplier
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/7/2014	3,000,000	2,882,752	2,882,752
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

Technology - Software

Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022	1/15/2014	500,000	496,570	495,834
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Transaction Processing
SourceHOV LLC	4.2%	*	Junior Secured Subordinated Debt, due 4/30/2020	10/29/2014	4,000,000	3,841,733	3,840,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Urgent Care Facility Operator

Infinite Aegis Group, LLC	4.6%	*	Senior Secured Term Loan, due 07/31/2017	8/1/2013	4,425,338	4,318,006	4,203,822
			(18.19%; LIBOR + 14.69% with 0.19% LIBOR floor/3.00% PIK/0.31% Fee Letter)

			Common Equity Warrants	8/1/2013	—	77,522	—
			(3% of fully diluted common equity)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					109,816,711	111,101,709	112,508,798

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Investments in Affiliated Portfolio Companies

Novelty Shops

Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan (Last Out), due 12/27/2015	12/31/2012	2,000,000	1,829,065	1,977,630
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

			Common Equity (Dico, Inc)	12/31/2012	—	105,000	—
			(5.99% of fully diluted common equity)

Seafood Product Preparation and Packaging

Solex Fine Foods, LLC (3)	1.5%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	12/31/2012	1,760,578	1,644,045	1,348,000
			(18.80%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity	12/31/2012		290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants	12/31/2012		151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					3,760,578	4,019,908	3,325,630

Total Investments as of 12/31/2014	127.5%	*			$113,577,289	$115,121,617	$115,834,428

*	Value as a percentage of our net assets

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

Excise Tax

The Company estimates excise tax based on timely information available. As of December 31, 2014, the Company estimated excise tax for the calendar year of 2014 to be $43,727. During the three month period ended June 30, 2015, based on tax information made available to the Company, U.S. federal excise tax incurred was $7,863 for calendar year 2014, resulting in a $35,864 reversal of excise tax accrued in 2014. Excise tax for the three and nine month period ended September 30, 2015, was $0 and a $35,864 credit.

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

On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but 25% or less, of the outstanding voting securities of another person. Thirty-one and twenty-seven of the Company’s investments were classified as non-control/non-affiliated investments as of September 30, 2015 and December 31, 2014, respectively. Two of the Company’s investments were classified as affiliated as of September 30, 2015 and December 31, 2014, respectively.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of September 30, 2015 and December 31, 2014 was $1,055,073 and $119,640, respectively. The amortization expense relating to deferred debt offering costs during the three months ended September 30, 2015 and September 30, 2014 was $45,908 and $0, respectively. The amortization expense relating to deferred debt offering costs during the nine months ended September 30, 2015 and September 30, 2014 was $120,428 and $0, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2015 and December 31, 2014 was $814,693 and $1,012,862, respectively. The amortization expense relating to deferred debt financing costs during the three months ended September 30, 2015 and September 30, 2014 was $66,057 and $64,707, respectively. The amortization expense relating to deferred debt financing costs during the nine months ended September 30, 2015 and September 30, 2014 was $198,171 and $190,644, respectively.

Payable for Securities Purchased

Payable for securities purchased as of September 30, 2015 consisted of $1,715,000 for an open trade on Sitel Worldwide Corporation that had not closed as of September 30, 2015. Payable for Securities Purchased as of December 31, 2014 consisted of $498,708 for an open trade on FCA US LLC (fka Chrysler Group LLC) and $500,000 for an open trade on Dell International LLC that had not closed as of December 31, 2014.

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

During the three months ended September 30, 2015, the Company declared dividends totaling $0.34 per share. During the nine months ended September 30, 2015, the Company declared dividends totaling $1.02 per share. During the three months ended September 30, 2014, the Company declared dividends totaling $0.34 per share. During the nine months ended September 30, 2014, the Company declared dividends totaling $1.01 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2015. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 has been deferred by one year via the ASU 2015-14 and will now be effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. The Company is currently evaluating the impact to our financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest, which clarifies the scope of changes in ASU 2015-03. ASU 2015-15 permits an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires a retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact to our financial statements.

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The maturity date under the Loan Agreement is October 29, 2018.

On September 22, 2015, the Company amended the Loan Agreement to, among other things, (i) reduce the interest rate on loans from the applicable LIBOR rate plus 4.50% to the applicable LIBOR rate plus 3.25%; and (ii) extend the revolving period by 18 months, so as to expire on April 30, 2017 instead of October 29, 2015. Advances under the amended Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

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

As of September 30, 2015, the outstanding balance on the Credit Facility was $29.1 million. As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of September 30, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the Notes was $27.5 million.

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

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 29.4% and 34.4% of total debt investments outstanding as of September 30, 2015 and December 31, 2014, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 29.0% and 20.3% of total loan interest and fee income for the three months ended September 30, 2015 and September 30, 2014, respectively. Interest income from the five largest debt investments accounted for approximately 27.7% and 19.1% of total loan interest and fee income for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received under the Company's DRIP plan for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended September 30, 2015 and September 30, 2014.

	2015		2014
	Shares Issued	Proceeds	Shares Issued	Proceeds
Total dividend reinvestment plan for the three months ended September 30	6,877	$82,669	17,287	$231,573

Total dividend reinvestment plan for the nine months ended September 30	37,414	$459,448	57,029	$793,015

As of September 30, 2015, the Company had no warrants outstanding. As of September 30, 2014 , the Company had warrants outstanding to purchase an aggregate of 338,841 shares of its common stock. Each warrant was exercisable at any time, but no later than its expiration date, which, depending on the warrants, ranged from October 27, 2014 to June 23, 2015. Each warrant had an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPL and as of September 30, 2015 the fair value based on closing prices is $27.7 million.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2015 and December 31, 2014, unfunded commitments totaled $1.9 million and $2.6 million, respectively, and if funded, their estimated fair values on such dates were $1.9 million and $2.6 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 or December 31, 2014.

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2015 and one transfer of a debt investment from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2014 due to increased quoted market prices available from market makers for the financial instrument.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively:

	Fair Values as of September 30, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$940,675	$68,326,922	$69,267,597
Junior Secured	—	14,830,713	55,617,982	70,448,695
CLO Equity	—	—	1,795,320	1,795,320
Equity	—	—	1,605,661	1,605,661
Revenue-Linked Security	—	—	1,065,851	1,065,851
	$—	$15,771,388	$128,411,736	$144,183,124

	Fair Values as of December 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$1,963,297	$56,053,970	$58,017,267
Junior Secured	—	9,285,834	43,744,802	53,030,636
CLO Equity		—	2,299,854	2,299,854
Equity		—	1,375,670	1,375,670
Revenue-Linked Security	—	—	1,111,001	1,111,001
	$—	$11,249,131	$104,585,297	$115,834,428

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2015 and December 31, 2014, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$68,326,922	Bond Yield	Risk adjusted discount factor	2.2% - 23.9%	10.6%

		Market	EBITDA multiple	3.7x - 13.9x	6.2x

		Income	Weighted average cost of capital	10.0% - 18.3%	13.8%

Junior Secured	$55,617,982	Bond Yield	Risk adjusted discount factor	4.1% - 18.0%	9.9%

		Market	EBITDA multiple	1.9x - 19.3x	7.4x

		Income	Weighted average cost of capital	10.0% - 20.0%	14.8%

Equity	$1,605,661	Market	EBITDA multiple	3.0x - 19.3x	9.2x

		Income	Weighted average cost of capital	10.0% - 25.0%	15%

CLO equity	$1,795,320	Bond Yield	Risk adjusted discount factor	15.2%	15.2%

Revenue-Linked security	$1,065,851	Bond Yield	Risk adjusted discount factor	19.2%	19.2%

Type of Investment	Fair Value at December 31, 2014	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$56,053,970	Bond Yield	Risk adjusted discount factor	3.9% - 22.0%	12.3%

		Market	EBITDA multiple	3.0x - 8.1x	5.5x

		Income	Weighted average cost of capital	7.0% - 19.0%	14.2%

Junior Secured	$43,744,802	Bond Yield	Risk adjusted discount factor	3.3% - 28.0%	11.3%

		Market	EBITDA multiple	3.7x - 26.7x	7.8x

		Income	Weighted average cost of capital	11.0% - 25.0%	15.6%

Equity	$1,375,670	Market	EBITDA multiple	2.9x - 26.7x	9.2x

		Income	Weighted average cost of capital	3.9% - 20.9%	12.3%

CLO equity	$2,299,854	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Revenue-Linked security	$1,111,001	Bond Yield	Risk adjusted discount factor	16.4%	16.4%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Nine Months ended September 30, 2015
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297
New investments	23,726,280	11,439,999	—	198,077	—	35,364,356
Principal payments received	(6,758,566)	(4,023,088)	(246,093)	(89,225)	(129,753)	(11,246,725)
Loan origination fees received	(543,690)	(201,862)	—	—	—	(745,552)
Payment in kind interest earned	482,755	240,272	—	—	165,772	888,799
Accretion of deferred loan origination fees/discounts	575,042	792,453	—	—	—	1,367,495
Transfer (to) from investment type	(4,340,133)	4,340,133				—
Net realized losses on investments	—	(660,517)	(192,797)	(104,525)	—	(957,839)
Change in unrealized appreciation (depreciation) on investments (2)	(868,736)	(54,210)	(65,644)	225,664	(81,169)	(844,095)
Fair value of portfolio, end of period	$68,326,922	$55,617,982	$1,795,320	$1,605,661	$1,065,851	$128,411,736

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at September 30, 2015, was ($1,321,860). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Year ended December 31, 2014
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$29,274,987	$38,620,670	$—	$1,143,733	$758,061	$69,797,451
New investments	34,288,065	23,350,000	2,608,830	142,000	—	60,388,895
Principal payments received	(11,615,770)	(11,500,761)	(374,620)	(854,473)	(91,814)	(24,437,438)
Loan origination fees received	(562,675)	(804,760)	—	—	—	(1,367,435)
Payment in kind interest earned	541,901	657,454	—	—	210,676	1,410,031
Accretion of deferred loan origination fees/discounts	884,335	648,380	—	—	—	1,532,715
Transfer (to) from level 2	(1,004,203)	(3,030,000)	—	—	—	(4,034,203)
Transfer (to) from investment type	4,220,717	(4,220,717)		—		—
Net realized gains on investments	—	—	—	662,709	—	662,709
Change in unrealized appreciation (depreciation) on investments (2)	26,613	24,536	65,644	281,701	234,078	632,572
Fair value of portfolio, end of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at December 31, 2014, was $580,649. Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

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

Note 7: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.2 billion in credit assets of collateralized loan obligation funds.

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

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the three months and nine months ended September 30, 2015 totaled $516,999 and $1,385,710, respectively. Incentive fee expense, net of the waiver, for the three months and nine months ended September 30, 2014 totaled $504,146 and $1,137,991, respectively. The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $1,053,558 for the three months ended September 30, 2015. The Company recorded net change in unrealized depreciation of $983,017 for the nine months ended September 30, 2015.

The incentive fee expense also included the waiver of $320,827 in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the nine months ended September 30, 2014, but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense was $1,224,237 and $990,588 for the three months ended September 30, 2015 and September 30, 2014, respectively. Total base management fees and incentive management fees expense was $3,357,185 and $2,769,461 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement, was $3,357,185 and $2,448,634 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Accrued base management fees and incentive management fees were $1,249,095 and $1,385,389 as of September 30, 2015 and December 31, 2014, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap is $150,000; (ii) for the quarter ended June 30, 2015, the cap is equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap is equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap is equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  Total administrative services expense was $185,175 and $143,124 for the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively. Total administrative services expense was $509,106 and $348,201 for the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Accrued administrative services fees were $185,175 and $150,001 as of September 30, 2015 and December 31, 2014, respectively.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received $19,639 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Note 8: Commitments and Contingencies

At September 30, 2015, the Company had a total of $1.9 million in unfunded commitments comprised of $0.9 million of unfunded revolving line of credit commitments on four of the Company’s debt investments and $1.0 million of an unfunded delayed draw term loan that expires on November 30, 2015.  At December 31, 2014, the Company had a total of $2.6 million in unfunded commitments comprised of $2.1 million of unfunded revolving line of credit commitments on four of the Company’s debt investments and $0.5 million of an unfunded delayed draw term loan that expires on December 31, 2016.  The following table summarizes the Company's unfunded commitments and extended fair value as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Brite Media LLC	$266,667	$266,667	$166,667	$166,667
Chemical Information Services, LLC	285,000	282,022	—	—
Douglas Machines Corp.	—	—	1,500,000	1,500,000
Lanco Acquisition, LLC	350,000	350,000	350,000	348,684
Northeast Metal Works LLC	25,000	25,847	100,000	99,681
Unfunded Revolver Commitments	926,667	924,536	2,116,667	2,115,032

WBL SPE I, LLC	999,932	999,932	—	—
WBL SPE II, LLC	—	—	445,000	442,153
Delayed Draw Commitments	999,932	999,932	445,000	442,153

Total	$1,926,599	$1,924,468	$2,561,667	$2,557,185

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

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2015 because there were no outstanding warrants. There were no potentially dilutive common shares issued as of December 31, 2014 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net increase (decrease) in net assets resulting from operations	$841,413	$2,016,493	$4,316,252	$6,651,973
Weighted average shares outstanding (basic and diluted)	6,255,746	6,194,804	6,244,540	6,175,863
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.14	$0.33	$0.69	$1.08

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

Note 11: Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2015, and September 30, 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Per share data:
Net asset value at beginning of period	$14.47	$14.52	$14.60	$14.45
Net investment income (1)	0.35	0.37	1.00	1.00
Realized losses on investments (1)	(0.04)	—	(0.15)	—
Net unrealized (depreciation) appreciation on investments (1)	(0.17)	(0.04)	(0.16)	0.08
Net increase in net assets from operations	0.14	0.33	0.69	1.08
Distributions from net investment income (2)	(0.34)	(0.34)	(1.02)	(1.02)	(3)
Distributions from capital gains (2)	—	—	—	—
Return of capital (2)	—	—	—	—
Total Distributions	(0.34)	(0.34)	(1.02)	(1.02)
Effect of shares issued, net of offering expenses	—	—	—	—
Net asset value at end of period	$14.27	$14.51	$14.27	$14.51
Net assets at end of period	89,326,077	90,022,723	89,326,077	90,022,723
Shares outstanding at end of period	6,260,087	6,205,256	6,260,087	6,205,256
Weighted average shares outstanding (basic and diluted)	6,255,746	6,194,804	6,244,540	6,175,863
Per share closing price at end of period	$11.91	$13.15	$11.91	$13.15

Ratios and Supplemental data:
Total Return (not annualized) (4)	1.41%	2.42%	6.05%	7.71%
Market Price Total Return (not annualized) (5)	(12.77)%	(9.32)%	11.98%	(5.85)%
Average Net Assets	$90,232,390	$90,038,716	$90,148,659	$89,503,649
Ratio of expenses to average net assets (annualized)	12.32%	7.30%	11.09%	6.43%	(6)
Ratio of net investment income to average net assets (annualized)	9.72%	10.10%	9.25%	9.17%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three and nine months ended September 30, 2015 were below net investment income in the amount of $81,091 and in excess of net investment income in the amount of $66,332, respectively. Distributions for the three and nine months ended September 30, 2014 were undistributed in the amount of $182,778 and in excess of net investment income in the amount of $99,234, respectively. See Dividends and Distributions Policy in Note 2.

(3)
The Company paid $1.01 in distributions for the nine months ended September 30, 2014 as stated in the Statement of Operations. Management is reporting distributions of $1.02 for the nine months ended September 30, 2014 due to rounding.

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

(6)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 47 basis points, respectively on an annualized basis.

Note 12: Subsequent Events

On October 5, 2015 and October 13, 2015, the Company made additional $0.8 million and $0.3 million senior secured term loan investments in WBL SPE I, LLC. This brings the Company's total investment in WBL SPE I, LLC to $8.0 million. The investment carries a fixed interest rate of 13.00%.

On October 9, 2015, the Company made an additional $3.8 million senior secured term loan investment in Northeast Metal Works LLC and increased the revolver commitment from $0.8 million to $1.5 million. This brings the Company's total investment in Northeast Metal Works, LLC to $13.0 million. The investment carries an interest rate of LIBOR+14.00% with a 0.20% LIBOR floor.

On October 22, 2015, the Company made a $5.3 million investment in Work Well, LLC. The investment is comprised of a $4.8 million senior secured term loan, a $0.3 million revolver and a $0.3 million investment in equity. The term loan and revolver carry an interest rate of LIBOR+11.5%, with a 0.50% LIBOR floor. The interest rate on the total loan increases to the extent there are outstanding revolver advances above certain thresholds.

On November 3, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of November 27, 2015, December 24, 2015, and January 21, 2016.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company 1940 Act, as amended (the "1940 Act"). As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

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

Portfolio

Portfolio Composition

As of September 30, 2015, we had $144.2 million (at fair value) invested in 33 companies. As of September 30, 2015, our portfolio was comprised of approximately 48.0% senior secured term loans (including last-out senior secured loans), 48.9% junior secured term loans, 1.1% equity investments, 1.3% CLO equity investments and 0.7% in a revenue-linked security.

As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio was comprised of approximately 50% senior secured term loans, 45.8% junior secured term loans, 1.2% equity investments, 2.0% CLO equity investments and 1% in a revenue-linked security.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of September 30, 2015 and December 31, 2014 was as follows:

	As of September 30, 2015		As of December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Senior Secured (1)	$70,083,990	$69,267,597	$57,843,872	$58,017,267
Junior Secured	70,284,181	70,448,695	52,794,041	53,030,636
Equity	1,376,897	1,605,661	1,372,571	1,375,670
CLO Equity	1,795,320	1,795,320	2,234,210	2,299,854
Revenue-Linked Securities	912,942	1,065,851	876,923	1,111,001
Total Investments	$144,453,330	$144,183,124	$115,121,617	$115,834,428

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At September 30, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $10.0 million and $9.9, respectively. At December 31, 2014, our average portfolio company debt investment at amortized cost and fair value was approximately $4.1 million and $4.1 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million, respectively.

At September 30, 2015, 68.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 31.5% of the debt investments bore interest at fixed rates. At December 31, 2014, 59.7% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 40.3% bore interest at fixed rates.

The weighted average yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of September 30, 2015 and December 31, 2014 was approximately 14.0% and 15.1%, respectively. The weighted average yield was computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three and nine months ended September 30, 2015 and September 30, 2014 is summarized in the table below. PIK collections for the three months ended September 30, 2015 were mainly driven by the payoff of LNB Construction, Inc..

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

PIK, beginning of period	$2,075,394	$1,652,718	$1,524,126	$1,256,939
Accrual	267,681	316,143	888,799	1,134,473
Payments	(352,531)	(153,864)	(422,381)	(576,415)
PIK, end of period	$1,990,544	$1,814,997	$1,990,544	$1,814,997

Investment Activity

During the three months ended September 30, 2015, we closed $20.3 million of investments in four new portfolio companies and two of our existing portfolio companies. During the three months ended September 30, 2014, we closed $21.2 million of investments in one new portfolio company and four of our existing portfolio companies.

During the nine months ended September 30, 2015, we closed $39.4 million of investments in seven new portfolio companies and four of our existing portfolio companies. During the nine months ended September 30, 2014, we closed $49.8 million of investment commitments in seven new portfolio companies and seven of our existing portfolio companies and closed on a $2.6 million CLO equity investment.

During the three months ended September 30, 2015, we received a $3.6 million payoff at par for one portfolio company investment. We also received $1.7 million in principal repayments due to scheduled amortization and prepayments. During the three months ended September 30, 2014, we received $10.0 million in par payoffs for three portfolio company investments and sold one portfolio company investment at $2.0 million or 100.1% of par.

During the nine months ended September 30, 2015, we sold three investments at $4.6 million. Additionally, we received $5.7 million in principal repayments due to scheduled amortization and prepayments. During the nine months ended September 30, 2014, we received a $14.3 million payoff at par for four portfolio company investments and sold three portfolio company investments at $6.6 million or 99.5% of par.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio	Number of Debt Investments

1	$37.1	26.6%	7	$24.5	22.1%	5
2	77.1	55.1%	18	73.6	66.3%	18
3	18.9	13.5%	4	6.2	5.6%	2
4	5.6	4.1%	1	5.4	4.9%	1
5	1.0	0.7%	1	1.3	1.1%	1
	$139.7	100.0%	31	$111.0	100.0%	27

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. As of September 30, 2015, we had one loan on non-accrual status which comprised approximately 1.2% of our debt investments at cost. As of December 31, 2014, we had two loans on non-accrual status which comprised approximately 6.7% of our debt investments at cost. The continued failure by a borrower under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation.

As of September 30, 2015, Infinite Aegis Group, LLC is three months behind in payments and owes the Company $364,745 in interest, fees and expenses.  The Company’s investment in Infinite Aegis Group, LLC remains on accrual status due to the substantive evidence of a refinancing agreement in that is expected to close during the three months ended December 31, 2015.
Results of Operations

An important measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net change in unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Three Months and Nine Months Ended September 30, 2015 and September 30, 2014

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

Investment income for the three months ended September 30, 2015 totaled $5.0 million, compared to investment income of $3.9 million for the three months ended September 30, 2014. Investment income for the three months ended September 30, 2015 was comprised of $4.1 million in cash interest, $0.3 million in PIK interest and $0.6 million in fees earned on the investment portfolio. Investment income for the three months ended September 30, 2014 was comprised of $2.7 million in cash interest, $0.3 million in PIK interest and $0.6 million in fees earned on the investment portfolio. The increase in investment income in the three months ended September 30, 2015 is primarily attributable to a larger investment portfolio during the period, as compared to the three months ended September 30, 2014.

Investment income for the nine months ended September 30, 2015 totaled $13.8 million, compared to investment income of $10.5 million for the nine months ended September 30, 2014. Investment income for the nine months ended September 30, 2015 was comprised of $11.4 million in cash interest, $0.9 million in PIK interest and $1.4 million in fees earned on the investment portfolio. Investment income for the nine months ended September 30, 2014 was comprised of $7.9 million in cash interest, $1.1 million in PIK interest, $1.1 million in fees earned on the investment portfolio and $0.4 million in other income. The increase in investment income in the nine months ended September 30, 2015 is primarily attributable to a larger investment portfolio during the period, as compared to the nine months ended September 30, 2014.

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

Operating expenses totaled $2.8 million for the three months ended September 30, 2015, compared to $1.6 million for the three months ended September 30, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $0.7 million increase in interest expense, $0.2 million increase in base management fees discussed below, $0.1 million increase in administrative expenses, and $0.1 million increase in professional fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Interest expense increased $0.7 million in the three months ended September 30, 2015, compared to September 30, 2014 due to higher outstanding indebtedness in the three months ended September 30, 2015 and the higher cost of the unsecured notes issued during the three months ended March 31, 2015.

Operating expenses (net of fees waived by HCAP Advisors through March 31, 2014, pursuant to the waiver agreement, as applicable) totaled $7.5 million for the nine months ended September 30, 2015, compared to $4.3 million for the nine months ended September 30, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $1.9 million increase in interest expense, $0.6 million increase in base management fees discussed below, $0.2 million increase in net incentive management fees , and $0.2 million increase in administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Interest expense increased $1.1 million in the nine months ended September 30, 2015, compared to September 30, 2014 due to higher outstanding indebtedness in the nine months ended September 30, 2015.

We recorded an administrative services expense of $0.2 million for the three months ended September 30, 2015, compared to $0.1 million for the three months ended September 30, 2014. We recorded an administrative services expense of $0.5 million for the nine months ended September 30, 2015, compared to $0.3 million for the nine months ended September 30, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap sets the maximum amount that will be payable by the Company on both a quarterly and annual basis.  The cap for each quarter is as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap is equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year is $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters will not exceed $800,000.  The $0.2 million expensed in the three months ended September 30, 2015 was an increase over the $0.1 million expensed in the three months ended September 30, 2014 due to an annual cap of $275,000 being in place from April 29, 2013 through April 29, 2014, and the cap of $150,000 being in place for the three months ended September 30, 2014. The $0.5 million expensed in the nine months ended September 30, 2015 was an increase over the $0.3 million expensed in the nine months ended September 30, 2014.

The base management fee for the three months ended September 30, 2015 was $0.7 million, compared to $0.5 million for the three months ended September 30, 2014. The increase in the base management fee is attributable to increased gross investments during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Incentive management fees for the three months ended September 30, 2015 were $0.5 million, compared to $0.5 million for the three months ended September 30, 2014. See the discussion below for more information on our base and incentive fee expenses.

The base management fee for the nine months ended September 30, 2015 was $2.0 million, compared to $1.3 million for the nine months ended September 30, 2014. The increase in the base management fee is attributable to increased gross investments during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Incentive management fees (net of fees waived by HCAP Advisors through March 31, 2014, pursuant to the waiver agreement, as applicable) for the nine months ended September 30, 2015 were $1.4 million, compared to $1.1 million for the nine months ended September 30, 2014. The decrease in incentive management fees is attributable to slightly lower net investment income during the nine months ended September 30, 2014. See the discussion below for more information on our base and incentive fee expenses.

In connection with our initial public offering in May 2013, HCAP Advisors, our investment adviser, agreed to permanently waive all or such portion of the incentive fee that it would have otherwise earned to the extent necessary to support a minimum dividend yield of 9% for the period of time commencing with our initial public offering through March 31, 2014. The 9% dividend hurdle was based upon our initial public offering price of $15 times the number of shares of our common stock outstanding plus the number of shares of common stock issued pursuant to our dividend reinvestment plan during the waiver period. Incentive fees waived under the waiver agreement totaled $320,827 and were all in the quarter ended March 31, 2014. The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gain. The Company recorded net change in unrealized depreciation of $1,053,558 and $983,017 for the three and nine months ended September 30, 2015, respectively.

Net Investment Income

For the three months and nine months ended September 30, 2015, net investment income was $2.2 million and $6.3 million, respectively, compared to $2.3 million and $6.2 million for the three months and nine months ended September 30, 2014. For the three months and nine months ended September 30, 2015, net investment income per share was $0.35 and $1.00, respectively, compared to $0.37 and $1.00 for the three months and nine months ended September 30, 2014.

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

We recognized $297,322 and $956,383 in realized losses on our investments for the three months and nine months ended September 30, 2015, respectively, and $13,874 and $10,757 in realized losses on our investments in both the three months and nine months ended September 30, 2014, respectively.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled ($1.1) million and ($1.0) million for the three months and nine months ended September 30, 2015, respectively, and ($0.2) million and $0.5 million for the three months and nine months ended September 30, 2014, respectively.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $0.8 million and $4.3 million for the three months and nine months ended September 30, 2015, respectively, compared to $2.0 million and $6.7 million for the three month and nine months ended September 30, 2014, respectively. The $1.2 million decrease in net assets for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 is primarily attributable to a $0.8 million increase in the change in net unrealized depreciation on investments for the three months ended September 30, 2015, as compared to the the three months ended September 30, 2014.

The $2.2 million decrease in net assets for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 is primarily attributable to $1.0 million in realized losses on investments and a $1.5 million increase in the change in unrealized depreciation on investments for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $23.3 million and $19.6 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $23.6 million and $8.5 million, respectively, for the nine months ended September 30, 2015 and September 30, 2014. Our financing activity proceeds for the three and nine months ended September 30, 2015 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility and proceeds from the issuance of the Notes (defined below).

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

In addition, we intend to distribute more than 90% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

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

As of September 30, 2015, we had cash of $2.4 million and $25.9 million undrawn on our $55.0 million credit facility. As of December 31, 2014, we had $2.2 million in cash and $28.9 million undrawn on our $55.0 million credit facility.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The maturity date under the Loan Agreement is October 29, 2018.

On September 22, 2015, the Company amended the Loan Agreement to, among other things, (i) reduce the interest rate on loans from the applicable LIBOR rate plus 4.50% to the applicable LIBOR rate plus 3.25%; and (ii) extend the revolving period by 18 months, so as to expire on April 30, 2017 instead of October 29, 2015. Advances under the amended Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

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

The Loan Agreement also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00 of total indebtedness to tangible net worth, and maintenance of RIC and business development company status. In addition, the Loan Agreement contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Loan Agreement), which includes our Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Loan Agreement also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Loan Agreement provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement with the lender could be terminated and a backup administrator could be substituted by the agent.

As of September 30, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $29.1 million and $26.1 million, respectively.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2015, the outstanding balance of the Notes was $27.5 million.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, our only off-balance sheet arrangements consisted of $0.9 million of unfunded revolving line of credit commitments to four of our debt investments, and a $1.0 million of unfunded delayed draw commitment to provide debt financing to one of our portfolio companies.  As of December 31, 2014, our only off-balance sheet arrangements consisted of a $0.5 million of unfunded delayed draw commitment to provide debt financing to one of our portfolio companies and $2.1 million of unfunded revolving line of credit commitments to four of our portfolio companies.

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

Recent Developments

On October 5, 2015 and October 13, 2015, the Company made additional $0.8 million and $0.3 million senior secured term loan investments in WBL SPE I, LLC. This brings the Company's total investment in WBL SPE I, LLC to $8.0 million. The investment carries a fixed interest rate of 13.00%.

On October 9, 2015, the Company made an additional $3.8 million senior secured term loan investment in Northeast Metal Works LLC and increased the revolver from $0.8 million to $1.5 million. This brings the Company's total investment in Northeast Metal Works, LLC to $13.0 million. The investment carries an interest rate of LIBOR+14.00% with a 0.20% LIBOR floor.

On October 22, 2015, the Company made a $5.3 million investment in Work Well, LLC. The investment is comprised of a $4.8 million senior secured term loan, a $0.3 million revolver commitment and a $0.3 million investment in equity. The term loan and revolver carry an interest rate of LIBOR+11.5%, with a 0.50% LIBOR floor. The interest rate on the total loan increases to the extent there are outstanding revolver advances above certain thresholds.

On November 3, 2015, the Company declared monthly distributions of $0.1125 per share payable on each of November 27, 2015, December 24, 2015, and January 21, 2016.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three and nine months ended September 30, 2015, twenty-two of our debt investments, or 68.5%, of the fair value of our debt investments bore interest at floating rates. Sixteen of these floating rate loans have interest rate floors, with the average LIBOR floor at 0.92%, which effectively converts the loans to fixed rate loans in the current interest rate environment. Two of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate, the average implied LIBOR floor of these two loans is 6.50%, which effectively converts these loans to fixed rates as well in the current interest rate environment. For the three and nine months ended September 30, 2014, fifteen loans, or 57.1%, of the fair value of the portfolio bore interest at floating rates. Eleven of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.2 million. Alternatively, a hypothetical decrease in LIBOR would have no impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be affected by the one percent decrease. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.   Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended September 30, 2015, we issued a total of 6,877 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $82,669 for the three months ended September 30, 2015.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Harvest Capital Credit Corporation (the “Company”) (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2	Bylaws of the Company (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: November 9, 2015	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)