Form 10-K
period 2015-12-31
Harvest Capital Credit Corp
filed 2016-03-15
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 25th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
7.00% Notes due 2020	NASDAQ Global Market

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
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2015, was approximately $71.3 million based upon the last sale price for the Registrant’s common stock on that date.
There were 6,277,952 shares of the Registrant’s common stock outstanding as of March 11, 2016.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

PART I

Item 1.	Business

Company

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or "BDC", under the Investment Company Act of 1940, or the “1940 Act.” We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company, or "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended, or the "Code", and we intend to qualify annually as a RIC. We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests of Harvest Capital Credit LLC were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. Harvest Capital Credit LLC, which was formed in February 2011 and commenced operations in September 2011, was founded by certain members of HCAP Advisors LLC, or “HCAP Advisors,” our investment adviser, and JMP Group, Inc. (now JMP Group LLC), or “JMP Group.” Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes, and as such, its financial statements are our historical financial statements.

As used herein, the terms “we”, “us,” and the “Company” refer to Harvest Capital Credit LLC for the periods prior to the initial public offering and refer to Harvest Capital Credit Corporation for the periods after the initial public offering.

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

As a BDC, we are required to comply with numerous regulatory requirements. See “Regulation as a Business Development Company.”

As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income and asset diversification requirements. However, to maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. See “-Taxation as a Regulated Investment Company.”

Our principal executive offices are located at 767 Third Avenue, 25th Floor, New York, New York 10017, and our telephone number is (212) 906-3592. We maintain a website at http://www.harvestcapitalcredit.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Portfolio Composition

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio, at fair value, included approximately 56.8% of senior secured term loans, 40.8% of junior secured term loans, 1.3% of equity investments and 1.1% of CLO equity at fair value. As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio included approximately 50.0% of senior secured term loans, 45.8% of junior secured term loans, 1.2% of equity investments, 2.0% of CLO equity and 1.0% of a royalty security at fair value. The weighted average yield on all of our debt investments as of December 31, 2015 and December 31, 2014 was approximately 13.9% and 15.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including cash and PIK interest as well as the accretion of original issue discount.

JMP Group

We were founded by certain members of HCAP Advisors, our investment adviser, and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, or “JMP Credit Advisors,” which manages approximately $1.1 billion in credit assets through its collateralized loan obligation and total return swap funds. The shares of common stock of JMP Group are traded on the New York Stock Exchange (NYSE: JMP). JMP Credit Advisors also acts as our administrator.

Investment Adviser

Our investment adviser’s investment team is led by two partners, Richard P. Buckanavage and Ryan T. Magee, who have an average of approximately 19 years of investment experience, and is supported by the investment staff at HCAP Advisors LLC, as well as investment professionals from JMP Credit Advisors and JMP Group. We expect that our investment adviser will hire additional investment professionals, as necessary. In addition, our investment adviser expects to draw upon JMP Group’s over 10-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

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

In addition, our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Buckanavage and Magee, as well as Joseph A. Jolson, the Chairman of our board of directors and the Chairman and Chief Executive Officer of JMP Group; Carter D. Mack, the President of JMP Group; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have an average of 23 years of investment experience and collectively currently manage or oversee approximately $2.3 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, and collateralized loan obligation funds. All key investment decisions made by our investment adviser on our behalf require approval from three of the five members of the investment committee and must include the approval of both Messrs. Jolson and Buckanavage.

Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt and, to a lesser extent, minority equity investments. We have adopted the following business strategy to achieve our investment objective:

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

Maintain rigorous portfolio management. The principals of our investment adviser have significant investing and board-level experience with small to mid-sized companies, and as a result, we expect that our investment adviser will be a value-added partner to, and remain in close contact with, our directly originated portfolio companies. After originating an investment in a company, our investment adviser will monitor each investment closely, typically receiving monthly, quarterly and annual financial statements, meeting face-to-face with our portfolio companies at least twice annually, as well as frequent informal communication with portfolio companies. In addition, our portfolio company investments generally contain financial covenants, and we obtain compliance certificates relating to those covenants quarterly from our portfolio companies. We believe that our investment adviser’s initial and ongoing portfolio review process will allow it to effectively monitor the performance and prospects of our portfolio companies.

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

Value orientation / Positive cash flow. We place a premium on analysis of business fundamentals from an investor’s perspective and have a distinct value orientation. We focus on companies with proven business models in which we can invest at reasonable multiples of operating cash flow. We also typically invest in companies with a history of profitability. We do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

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

Covenants. We seek to negotiate covenants in connection with our investments that afford our portfolio companies with flexibility in managing their businesses, but also act as a tool to minimize our loss of capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments generally have cross-default and material adverse change provisions, require the provision of periodic financial reports and operating metrics, and limit the portfolio company’s ability to incur additional debt, sell assets, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger, acquisition or recapitalization. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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
•Structuring/Negotiation
•Due Diligence/Underwriting
•Documentation/Closing
•Portfolio Management/Investment Monitoring.

 Origination

Our investment adviser develops investment opportunities through a relationship network of financial intermediaries, entrepreneurs, financial sponsors, management teams, small- and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S. This investment sourcing network has been developed by the principals of our investment adviser over an average of a 19-year period, and enabled them to construct a geographically diverse portfolio of over 50 investments in every region of the U.S. while at another business development company. This same investment sourcing network has been utilized at the Company since inception to help create solid geographic diversity with 38.3% of the portfolio, at fair value, invested in the Northeast, 32.3% in the West, 27.3% in the South, 0.3% in the Midwest and 1.8% outside the United States. We believe that the strength of this network should enable our investment adviser to receive the first look at many investment opportunities. We believe that directly originating our own subordinated debt and senior debt investments and equity co-investments gives us greater control over due diligence, structure, terms and ultimately results in stronger investment performance. As a lead and often sole investor in the particular tranche of the capital structure, we also expect to obtain board or observation rights, which allow us to take a more active role in monitoring our investment after we close the investment.

We also expect our investment adviser’s relationship with JMP Group, which manages a family of four hedge funds, one hedge fund of funds, three private equity funds, a BDC, three collateralized loan obligation funds and a total return swap, to generate investment opportunities for us.

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

The investment committee of our investment adviser currently consists of Messrs. Jolson, Buckanavage, Magee, Mack and Hamm. All key decisions, including screening, initial approvals, final commitment, material amendments and sale approvals (if applicable), require approvals from three of the five investment committee members and must include approvals from Messrs. Jolson and Buckanavage. Although we have a formal process for investment approvals, the investment professionals of our investment adviser regularly communicate with at least one member of the investment committee throughout the investment transaction process to ensure efficiency as well as clarity for our prospective portfolio companies and clients.

Due Diligence/Underwriting

Once a non-binding term sheet has been negotiated and executed with the potential portfolio company and, in limited circumstances, the prospective portfolio company has remitted a good faith deposit, we begin our formal underwriting and due diligence process by requesting additional due diligence materials from the prospective portfolio company and arranging additional on-site visits with management and relevant employees. Our investment adviser typically requests the following information as part of the due diligence process:

•	annual and interim (including monthly) financial information;

•	completion of a quality of earnings assessment by an accounting firm;

•	capitalization tables showing details of equity capital raised and ownership;

•	recent presentations to investors or board members covering the portfolio company’s current status and market opportunity;

•	detailed business plan, including an executive summary and discussion of market opportunity;

•	detailed background on all senior members of management, including background checks by third party;

•	detailed forecast for the current and subsequent five fiscal years;

•	information on competitors and the prospective portfolio company’s competitive advantage;

•	completion of Phase I (and, if necessary, Phase II) environmental assessment;

•	marketing information on the prospective portfolio company’s products, if any;

•	information on the prospective portfolio company’s intellectual property; and

•	information on the prospective portfolio company from its key customers or clients.

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

Once the investment adviser has had the opportunity to review all quarterly PMRs, a meeting will be held with investment professionals to review all of the PMRs to ensure consensus on risk rating, action steps (if any), and valuation.

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

We expect that there will not be a readily available market value for a substantial portion of our portfolio investments, and we will value those debt and equity securities that are not publicly traded or whose market value is not ascertainable at fair value as determined in good faith by the board of directors pursuant to a valuation policy that is in accordance with GAAP and the 1940 Act and pursuant to a valuation process approved by our board of directors. Our investment adviser also employs independent third party valuation firms to assist in determining fair value.

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

•
Our valuation process begins with (i) an internally prepared PMR, (ii) an external valuation report prepared by an independent valuation firm, or (iii) both (i) and (ii), depending on the investment’s rating and whether it is categorized as a Level 1, 2 or 3 asset.

•	Preliminary valuation conclusions are documented and discussed with our senior management

•	The audit committee of our board of directors reviews and discusses the preliminary valuations

•
The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our senior management, the independent valuation firm (if reviewed in such quarter), and the audit committee

For more information on the Fair Value Investment Hierarchy, and the inputs used in valuing Level 1, 2, and 3 assets, see Note 2 in the notes to financial statements.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our officers is an employee of our investment adviser, administrator, or other affiliate. As of March 15, 2016, our investment adviser employed a total of six full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, JMP Credit Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff. For a more detailed discussion of the administration agreement with JMP Credit Advisors, see “Administration Agreement.”

Investment Advisory Agreement

HCAP Advisors serves as our investment adviser pursuant to an investment advisory and management agreement. Our investment adviser is registered as an investment adviser under the Investment Advisers Act of 1940, or the "Advisers Act". Subject to the overall supervision of our board of directors, HCAP Advisors manages our day-to-day operations, and provides investment advisory and management services to us.

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

Duration and Termination
Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. The investment advisory and management agreement was originally executed as of April 29, 2013. The renewal of the investment advisory and management agreement was approved by our board of directors on March 5, 2015 for a one year extension from April 29, 2015 through April 29, 2016 and again on March 8, 2016 for a one year extension from April 29, 2016 through April 29, 2017.

Unless earlier terminated as described below, the investment advisory and management agreement provides that it will remain in effect for a period of two years from the date of execution and will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Board Approval of the Investment Advisory and Management Agreement
In its consideration of the investment advisory and management agreement, the board of directors focused on information it had received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory and management agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.
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

On March 5, 2015, the Company negotiated a cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company on both a quarterly and annual basis. The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015. The overall cap for the year ended December 31, 2015 was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.

On March 8, 2016, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2016 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2016 at the lesser of 0.60% of the average of the Company's total investments (at fair value) over the year ended December 31, 2016 or $917,000.

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

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are generally precluded from co-investing in private placements of securities. In addition, on December 10, 2015, we received exemptive relief from the SEC permitting us greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

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

Code of ethics

We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public

Reference Section, Washington, D.C. 20549-0102. Our code of ethics is also available on our corporate governance webpage of http://www.harvestcapitalcredit.com/corporate-governance.

Proxy voting policies and procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our independent directors and, accordingly, are subject to change.

Introduction

Our investment adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. As an investment adviser registered under the Advisers Act, our investment adviser has fiduciary duties to us. As part of this duty, our investment adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our investment adviser’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company expects to incur a $1,393 excise tax for the year ended December 31, 2015.

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

We were formed in February 2011 and commenced operations in September 2011. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investment in us could decline substantially.

In addition, prior to the completion of our initial public offering in May 2013, we did not operate as a business development company or as a RIC, and HCAP Advisors had never managed a business development company or a RIC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by HCAP Advisors. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We and HCAP Advisors have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

In addition, on December 10, 2015, we received exemptive relief from the SEC permitting us greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

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

PIK interest earned increases our assets under management and, as a result, will increase the amount of base management fees payable by us to HCAP Advisors

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to HCAP Advisors is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a business development company, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. This requirement may limit our ability to issue additional stock to finance our operations, since our common stock may trade, and has traded at times, at a discount to our net asset value. In addition, if we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, which may subject them to dilution. If we cannot raise additional capital, we may be significantly constrained in our ability to make new investments and grow our business.

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

At December 31, 2015, we had $57.2 million of outstanding indebtedness with an annualized cost of $3.2 million related to interest and unused line fees. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.2%.

Advances under our $55.0 million senior secured revolving credit facility with Pacific Western Bank (successor to CapitalSource Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank (the "Credit Facility"), bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 3.25% and (ii) the maximum rate permitted under applicable law. In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of the Company’s assets. If we are unable to meet the financial obligations under the Credit Facility, and an event of default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(20)%	(12)%	(4)%	5%	13%

Assumes (i) $143.9 million in debt investments at December 31, 2015, (ii) $57.2 million in outstanding indebtedness at December 31, 2015, (iii) $89.4 million in net assets at December 31, 2015 and (iv) average cost of funds of 5.53%, which is the estimated weighted average borrowing cost under our Credit Facility and unsecured notes at December 31, 2015.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2015, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

Changes in interest rates may affect our cost of capital and net investment income.

We leverage our investments with borrowed money and plan to continue doing so. As a result our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. While we have a significant percentage of floating rate assets to match our floating rate liabilities, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments.

Our business and operation could be negatively affected if we become subject to shareholder activism, which could cause us  to incur significant expense, hinder execution of investment strategy and impact our stock price.
Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies and in the BDC space recently. Shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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

Our portfolio investments are generally not in publicly traded securities. As a result, the values of these securities are not readily available. We value these securities at fair value as determined in good faith by our board of directors. In connection with that determination, and in addition to valuations prepared by the independent third party valuation firms that we employ, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based on our gross assets.

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
From time to time, the U.S. capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the U.S. capital markets were unstable and experienced extreme volatility and disruption. Those disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities and resulted in illiquidity in parts of the capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in certain credit markets, and the failure of major financial institutions. Those capital markets conditions also resulted in recessionary conditions and depressed levels of consumer and commercial spending. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility, and there can be no assurance that adverse market conditions will not repeat themselves in the future or otherwise worsen. If existing market conditions worsen or the market conditions similar to those experienced from 2008 through 2009 were to be repeated for any substantial length of time, the U.S. capital markets could experience a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow, and negatively impact our operating results.
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

Our investments may be risky, and we could lose all or part of our principal.

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

Although we may do so in the future, we do not currently have any controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We invest primarily in subordinated debt, senior debt, and, to a lesser extent, equity securities issued by our portfolio companies. Some of our portfolio companies have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a regulated investment company under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector, our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2015, we had one loan on non-accrual status. The loan on non-accrual status as of December 31, 2015 comprised approximately 1.1% of our portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the Notes.

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

We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering primarily in cash, cash equivalents, U.S. government and agency securities, repurchase agreements relating to such securities, and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on an investment in us may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

If we issue any debt securities or any convertible debt securities that are redeemable at our option we may choose to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In addition, if the debt securities are subject to mandatory redemption, we may be required to redeem the debt securities at times when prevailing interest rates are lower than the interest rate paid on the debt securities. In this circumstance, a holder of our debt securities may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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

Our 7.00% unsecured notes due 2020, or the “Notes,” are not secured by any of our assets or any of the assets of any subsidiaries that we may form in the future. As a result, the Notes are effectively subordinated to any secured indebtedness we, or any future subsidiaries may, have outstanding or that they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2015, we had $29.7 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore effectively senior to the Notes to the extent of the value of such assets.

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

The indenture under which the Notes are issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our future subsidiaries’ ability to:

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

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, except that we have agreed that, for the period of time during which the Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were currently applicable to us , these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

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

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not exist, which could limit the market price of the Notes or a holder's ability to sell them.

The Notes are a new issue of debt securities listed on the NASDAQ Global Market under the symbol “HCAPL.” Although the Notes are listed on NASDAQ, we cannot provide any assurances that an active trading market will exist in the future for the Notes or that holders will be able to sell their Notes. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

On or after January 16, 2017, we may choose to redeem the Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we were to redeem the Notes, a holder of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact a holder's ability to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders, and the remedies sought by such lenders, could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest; the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets; and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Notes and our other debt and to fund other liquidity needs.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “HCAP.” In connection with our initial public offering, our shares of common stock began trading on May 3, 2013, and before that date, there was no established trading market for our common stock. The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Market for each fiscal quarter during 2015 and 2014.

Fiscal Year Ended	High	Low

December 31, 2015
Fourth Quarter	$12.42	$10.97
Third Quarter	$14.37	$11.85
Second Quarter	$14.39	$11.93
First Quarter	$13.00	$11.50

December 31, 2014
Fourth Quarter	$13.12	$11.21
Third Quarter	$14.95	$13.15
Second Quarter	$15.03	$13.80
First Quarter	$15.65	$14.84

The last reported sale price for our common stock on the NASDAQ Global Market on March 11, 2016 was $10.40 per share. As of March 11, 2016, we had 29 shareholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our board of directors has declared on our common stock since our initial public offering in May 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2016
February 3, 2016	April 21, 2016	April 28, 2016	$0.1125
February 3, 2016	March 17, 2016	March 24, 2016	$0.1125
February 3, 2016	February 18, 2016	February 25, 2016	$0.1125
November 3, 2015	January 14, 2016	January 21, 2016	$0.1125
Total (2016)			$0.4500
Fiscal 2015
November 3, 2015	December 17, 2015	December 24, 2015	$0.1125
November 3, 2015	November 20, 2015	November 27, 2015	$0.1125
August 5, 2015	October 15, 2015	October 22, 2015	$0.1125
August 5, 2015	September 17, 2015	September 24, 2015	$0.1125
August 5, 2015	August 20, 2015	August 27, 2015	$0.1125
May 1, 2015	July 23, 2015	July 30, 2015	$0.1125
May 1, 2015	June 18, 2015	June 25, 2015	$0.1125
May 1, 2015	May 21, 2015	May 28, 2015	$0.1125
February 13, 2015	April 23, 2015	April 30, 2015	$0.1125
February 13, 2015	March 20, 2015	March 27, 2015	$0.1125
February 13, 2015	February 23, 2015	February 27, 2015	$0.1125
November 6, 2014	January 22, 2015	January, 29, 2015	$0.1125
Total (2015)			$1.3500
Fiscal 2014
November 6, 2014	December 17, 2014	December 24, 2014	$0.1125
November 6, 2014	November 24, 2014	November 28, 2014	$0.1125
August 5, 2014	October 16, 2014	October 23, 2014	$0.1125
August 5, 2014	September 18, 2014	September 25, 2014	$0.1125
August 5, 2014	August 25, 2014	August 29, 2014	$0.1125
March 26, 2014	July 17, 2014	July 24, 2014	$0.1125
March 26, 2014	June 19, 2014	June 26, 2014	$0.1125
March 26, 2014	May 22, 2014	May 29, 2014	$0.1125
February 5, 2014	April 17, 2014	April 24, 2014	$0.1125

February 5, 2014	March 20, 2014	March 27, 2014	$0.1125
February 5, 2014	February 20, 2014	February 27, 2014	$0.1125
November 5, 2013	January 16, 2014	January 23, 2014	$0.1125
Total (2014)			$1.3500

Fiscal 2013
November 5, 2013	December 19, 2013	December 26, 2013	$0.1125
November 5, 2013	November 21, 2013	November 29, 2013	$0.1125
August 2, 2013	October 17, 2013	October 24, 2013	$0.1125
August 2, 2013	September 19, 2013	September 26, 2013	$0.1125
August 2, 2013	August 23, 2013	August 30, 2013	$0.1125
June 6, 2013	July 11, 2013	July 18, 2013	$0.1125
June 6, 2013	June 20, 2013	June 27, 2013	$0.0900
Total (2013)			$0.7650

Tax characteristics of all dividends paid by us are reported to stockholders on Form 1099 after the end of the calendar year. For the calendar year ended December 31, 2013, $0.07 per share of the dividends paid represented a return of capital. Our future monthly dividends, if any, will be determined by our board of directors.

Sales of Unregistered Securities

During the year ended December 31, 2015, we issued a total of 46,996 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2015 was approximately $566,557.

Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the period from May 3, 2013 ( the date our common stock began to trade in connection with our initial public offering) through December 31, 2015. The graph assumes that, on May 3, 2013, a person invested $100 in each of our common stock, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial and other data as of and for the period from September 6, 2011 (Commencement of Operations) through December 31, 2011, and as of and for the years ended December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015, is derived from our financial statements, which have been audited. The financial information and other data below should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The other data is unaudited.

	As of and for the Year Ended December 31,				As of December 31, 2011 and from September 6, 2011 (commencement of operations) through
	2015	2014	2013	2012	December 31, 2011
Statement of Operations Data:
Interest income	$20,074,063	$14,004,609	$8,699,968	$4,100,001	$229,767
Other income	252,833	707,438	60,000	40,000	—
Net investment income (loss), after taxes	9,651,015	8,265,253	5,831,370	1,705,855	(177,758)
Net change in unrealized appreciation (depreciation) on investments	(2,182,647)	464,416	(1,709,209)	1,981,004	(23,399)
Net increase (decrease) in net assets resulting from operations	6,411,013	9,395,482	4,122,161	3,686,859	(201,157)
Other Data:
Dollar-weighted average annualized yield	13.9%	15.1%	16.7%	17.6%	15.0%
Number of portfolio companies at period end	33	29	21	13	3

Per Share:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted) (1)	$1.03	$1.52	$0.93	$4.26	($1.04)
Net investment income (loss) per share (basic and diluted) (1)	$1.54	$1.34	$1.32	$1.97	($0.92)
Dividends declared per common share (basic)	$1.35	$1.35	$2.58	$1.24	$0.38
Statement of Assets and Liabilities Data:
Gross investments	$142,760,426	$115,834,428	$70,552,476	$41,511,317	$7,692,100
Cash and restricted cash	3,069,409	2,171,771	18,984,162	7,639,801	2,756,475
Total assets	149,137,859	119,870,004	91,345,251	49,745,038	10,837,612
Borrowings	57,198,293	26,075,140	—	28,226,666	4,686,666
Total liabilities	59,723,603	28,997,689	2,490,765	29,777,936	5,079,149
Mezzanine equity	—	—	—	160,775	50,400
Total Net assets	89,414,256	90,872,315	88,854,486	19,806,327	5,708,063

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt and, to a lesser extent, minority equity investments. We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

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

We have also elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and we intend to qualify annually as a RIC. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio, at fair value, was comprised of approximately 56.8% senior secured term loans, 40.8% junior secured term loans, 1.3% equity investments and 1.1% CLO equity investments.

As of December 31, 2014, we had $115.8 million (at fair value) invested in 29 companies. As of December 31, 2014, our portfolio, at fair value, was comprised of approximately 50.0% senior secured term loans, 45.8% junior secured term loans, 2.0% CLO equity investments, 1.2% equity investments and 1.0% royalty security.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of December 31, 2015 and December 31, 2014 was as follows:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$81,879,369	$81,131,788	$57,843,872	$58,017,267
Junior Secured	59,156,136	58,236,001	52,794,041	53,030,636
Equity	1,626,897	1,824,777	1,372,571	1,375,670
CLO Equity	1,567,860	1,567,860	2,234,210	2,299,854
Royalty Securities	—	—	876,923	1,111,001
Total Investments	$144,230,262	$142,760,426	$115,121,617	$115,834,428

At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $4.4 million and $4.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $12.9 million and $13.1 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $9.9 million and $9.9 million, respectively.

At December 31, 2015, 70.9% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 29.1% bore interest at fixed rates. At December 31, 2014, 62.4% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 37.6% bore interest at fixed rates.

The weighted average yield on all of our debt and other income producing investments, excluding Shinnecock CLO 2006-1, Ltd. and equity components of the investment portfolio, as of December 31, 2015 and December 31, 2014 was approximately 13.9% and 15.1%, respectively. The weighted average yield was computed using the effective interest rates for all of our income producing investments, including cash and PIK interest as well as the accretion of original issue discount and other deferred fees.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or pays off. A roll forward of PIK interest accruals and collections for the years ended December 31, 2015 and December 31, 2014 is summarized in the table below.

	2015
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,524,126	$1,811,519	$2,075,394	$1,990,544	$1,524,126
Accrual	306,126	314,992	267,681	202,993	1,091,792
Payments	(18,733)	(51,117)	(352,531)	(437,204)	(859,585)
PIK, end of period	$1,811,519	$2,075,394	$1,990,544	$1,756,333	$1,756,333

.

	2014
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,256,939	$1,643,734	$1,652,718	$1,814,997	$1,256,939
Accrual	397,401	420,929	316,143	275,560	1,410,033
Payments	(10,606)	(411,945)	(153,864)	(566,431)	(1,142,846)
PIK, end of period	$1,643,734	$1,652,718	$1,814,997	$1,524,126	$1,524,126

Investment Activity

During the year ended December 31, 2015, we closed $52.9 million of debt investment commitments in eight new and four existing portfolio companies. During the year ended December 31, 2014, we closed $74.3 million of debt investment commitments in eleven new and nine existing portfolio companies and closed on a $2.6 million CLO equity investment.

During the year ended December 31, 2015, we exited $17.2 million of debt investment commitments from five portfolio companies. During the year ended December 31, 2014, we exited $27.7 million of debt investment commitments from ten portfolio companies.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2015			As of December 31, 2014
Investment Rating	Fair Value	% of Total Portfolio	Number of Portfolio Companies	Fair Value	% of Total Portfolio	Number of Portfolio Companies

1	$31.5	22.6%	5	$24.5	22.1%	5
2	87.7	62.9%	19	73.6	66.3%	18
3	12.1	8.7%	3	6.2	5.6%	2
4	7.2	5.2%	2	5.4	4.9%	1
5	0.9	0.6%	1	1.3	1.1%	1
	$139.4	100.0%	30	$111.0	100.0%	27

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest or, generally, for such investments in which interest has not been paid for greater than 90 days. As of December 31, 2015, we had one loan on non-accrual, and as of December 31, 2014, we had two loans on non-accrual. The loan on non-accrual as of December 31, 2015 comprised approximately 1.1% of our portfolio at cost. The failure by this borrower and others to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss and net unrealized appreciation or depreciation. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain or loss on investments is generally the difference between the proceeds received from dispositions of portfolio equity investments and their amortized cost. Net unrealized appreciation or depreciation on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees.

Investment income for the year ended December 31, 2015 totaled $20.3 million, compared to investment income of $14.7 million for the year ended December 31, 2014. Investment income for the year ended December 31, 2015 was comprised of $16.5 million in cash interest, $1.1 million in PIK interest, $2.5 million in fees earned on the investment portfolio and $0.3 million in other interest income. Investment income for the year ended December 31, 2014 was comprised of $11.1 million in cash interest, $1.4 million in PIK interest, $1.5 million in fees earned on the investment portfolio and $0.7 million in other interest income. The $5.6 million increase in investment income in the year ended December 31, 2015 is primarily attributable to a larger investment portfolio during the period, as compared to the year ended December 31, 2014.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•	Interest expense and unused line fees;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, and

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws.

Operating expenses totaled $10.7 million for the year ended December 31, 2015, compared to $6.4 million for the year ended December 31, 2014. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to higher interest expense, base management fees, incentive management fees and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014. Additionally, incentive management fees of $0.3 million were waived by our Investment Advisor in 2014.

Base management fees for the year ended December 31, 2015 were $2.7 million, compared to $1.9 million for the year ended December 31, 2014. The increase in base management fees is attributable to increased gross investments in 2015 as compared to 2014.

Incentive management fees for the year ended December 31, 2015 were $2.2 million, compared to $2.1 million for the year ended December 31, 2014. The increase in incentive management fees is attributable to higher net investment income in 2015 as compared to 2014.

 Administrative services expense was $0.7 million for the year ended December 31, 2015, compared to $0.5 million for the year ended December 31, 2014. The Company negotiated a new cap with JMP Credit Advisors on amounts payable under the administration agreement for 2015. The cap included quarterly limits based upon growth in the portfolio and an annual cap such that amounts payable would not exceed $0.8 million for the year. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2015 exceeded this proportionate share of the cap by approximately $0.1 million.

Other operating expenses included general and administrative expenses such as legal, accounting and a portion of the expense incurred in valuing our portfolio companies.

Net Investment Income

For the year ended December 31, 2015, net investment income was $9.7 million, compared to $8.3 million for the year ended December 31, 2014. For the year ended December 31, 2015, net investment income per share was $1.54, compared to $1.34 for the year ended December 31, 2014.

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

We recognized $1.1 million in realized losses on our investments for the year ended December 31, 2015 and $0.7 million in realized gains on our investments in the year ended December 31, 2014.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(2.2) million for the year ended December 31, 2015 and $0.5 million for the year ended December 31, 2014.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $6.4 million for the year ended December 31, 2015 and $9.4 million for the year ended December 31, 2014. The $3.0 million decrease for the year ended December 31, 2015, compared to the year ended December 31, 2014 reflects the $1.4 million increase in net investment income described above and the $4.4 million increase in net unrealized and realized losses on investments.

Comparison of the Years Ended December 31, 2014 and the December 31, 2013

Revenues

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

Expenses

Operating expenses, net of fees waived by our investment adviser under the waiver agreement, totaled $6.4 million for the year ended December 31, 2014 compared to $2.9 million for the year ended December 31, 2013. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to higher base management fees, incentive management fees and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Of the $6.4 million in operating expenses for the year ended December 31, 2014, we recorded an administrative services expense of $0.5 million. The Company negotiated a fee cap under the administration agreement with JMP Credit Advisors that limited the amounts payable by the Company to $150,000 for each of the quarters ending June 30, September 30 and December 30, 2014. This was an increase over the $275,000 annual fee cap that was in place from the time of our IPO until March 31, 2014. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2014 exceeded this proportionate share of the cap by approximately $0.4 million.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $21.3 million and $35.4 million for the years ended December 31, 2015 and December 31, 2014, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $22.2 million and $18.6 million, respectively, for the years ended December 31, 2015 and December 31, 2014. Our financing activity proceeds for the year ended December 31, 2015 were primarily in connection with our Notes offering and net borrowings on our Credit facility partially offset by dividends paid to shareholders. Our financing activity proceeds for the year ended December 31, 2014 were primarily in connection with net borrowing on our Credit Facility partially offset by dividends paid to shareholders.

Our operating activities used cash of $35.4 million and $23.9 million for the year ended December 31, 2014 and the year ended December 31, 2013, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $18.6 million and $35.3 million, respectively, for the year ended December 31, 2014 and the year ended December 31, 2013. Our financing activity proceeds for the year ended December 31, 2014 were primarily in connection with net borrowing on our Credit Facility partially offset by dividends paid to shareholders. Our financing activity proceeds for the year ended December 31, 2013 were primarily in connection with proceeds received from our initial public offering, partially offset by pay downs on our JMP Facility (defined below).

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2015 and 2014, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2015, we were in compliance with this requirement. Prior to our initial public offering, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the JMP Facility (defined below) and, as a result, became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2015 and December 31, 2014, we had cash and restricted cash of $3.1 million and $2.2 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The final maturity date under the Credit Facility is October 29, 2018.
The Credit Facility was amended on September 22, 2015 to extend the revolving period and lower the interest rate. The original Credit Facility had a revolving period that expired on October 29, 2015. Advances under the original Credit Facility bore interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. The amended Credit Facility has a revolving period that expires on April 30, 2017. Advances under the amended Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Before entering into the Credit Facility, the Company had been party to a senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”), which provided up to an aggregate of $50.0 million of revolving borrowings. Borrowings under the JMP Facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the facility. The Company terminated the JMP Facility on October 29, 2013, in conjunction with securing and entering into the Credit Facility.

The outstanding balance on the Credit Facility was $29.7 million and $26.1 million as of December 31, 2015 and December 31, 2014 respectively.

Notes Offering
On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the “Notes”). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the Notes, after deducting underwriting discounts of $825,000 and offering expenses of $224,384, were $26.5 million.
The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at any time at the Company’s option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding balance of the Notes was $27.5 million.
The indenture governing the Notes (the “Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act (currently, these provisions prohibit the Company from incurring additional borrowings unless the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 200% after such borrowings); (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, (A) were below the minimum asset coverage ratio (which is currently 200%) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase and (B) had been below such minimum asset coverage ratio for the six consecutive months preceding such declaration or purchase or redemption; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.
Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015, our only off-balance sheet arrangements consisted of $1.5 million million of unfunded revolving line of credit commitments to five of our portfolio companies. As of December 31, 2014, our only off-balance sheet arrangements consisted of $0.5 million of unfunded delayed draw commitments to provide debt financing to one of our portfolio companies and $2.1 million of unfunded revolving line of credit commitments to four of our portfolio companies.

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

Recent Developments

On February 3, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of
February 25, 2016, March 24, 2016, and April 28, 2016.

On February 9, 2016, the Company received $0.9 million in full satisfaction of its $1.8 million debt investment and $0.3 million equity investment in Solex Fine Foods, LLC. The debt investment had been on non-accrual since December 2014 and was fair valued at $0.9 million at December 31, 2015.

On February 29, 2016, our investment in Infinite Aegis Group, LLC (“IA”) was paid off as a result of the purchase of the majority of IA’s assets by Infinite Care, LLC (“IC”).  We received par for our $9.1 million in debt investments in IA plus $1.4 million in accrued and unpaid interest and fees.  In conjunction with the payoff of our investment in IA, we invested $3.0 million into the common equity of IC alongside a majority equity investment from a private equity firm.  We also provided a $6.0 million senior secured term loan and a $1.0 million senior secured revolver (unfunded at close).  The new senior secured debt investments carry an interest rate of LIBOR + 12.00% with a LIBOR floor of 0.42% and mature in February 2019.

On March 8, 2016, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2016 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2016 at the lesser of 0.60% of the average of the Company's total investments (at fair value) over the year ended December 31, 2016 or $917,000.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2015, twenty three of our loans, or 70.9% of the fair value of our portfolio, bore interest at floating rates. Seventeen of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the year ended December 31, 2014, eighteen loans, or 62.4% of the fair value of the portfolio, bore interest at floating rates. Sixteen of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.5 million. Alternatively, a hypothetical decrease in LIBOR would have less of an impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be materially affected by a 100 basis point decrease in LIBOR. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Harvest Capital Credit Corporation (the "Company") at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows and the changes in net assets for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities at December 31, 2015 by correspondence with the custodian, borrowers and lead agents, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2016

Harvest Capital Credit Corporation
Statements of Assets and Liabilities

	December 31,
	2015	2014
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $135,198,490 at 12/31/15 and $111,101,709 at 12/31/14)	$135,516,729	$112,508,798
Affiliated investments, at fair value (cost of $9,031,772 at 12/31/15 and $4,019,908 at 12/31/14)	7,243,697	3,325,630
Total investments, at fair value (cost of $144,230,262 at 12/31/15 and $115,121,617 at 12/31/14)	142,760,426	115,834,428

Cash	595,047	103,047
Restricted cash	2,474,362	2,068,724
Interest receivable	1,112,885	550,849
Accounts receivable – other	304,969	75,046
Deferred offering costs	1,023,246	119,640
Deferred financing costs	748,637	1,012,862
Other assets	118,287	105,408
Total assets	$149,137,859	$119,870,004

LIABILITIES:
Revolving line of credit	$29,698,293	$26,075,140
Unsecured notes	27,500,000	-
Accrued interest payable	412,099	77,363
Accounts payable - base management fees	739,517	549,761
Accounts payable - incentive management fees	848,841	835,628
Accounts payable - administrative services	220,872	150,001
Accounts payable - accrued expenses	282,949	271,155
Payable for securities purchased	—	998,708
Other liabilities	21,032	39,933
Total liabilities	59,723,603	28,997,689

Commitments and contingencies (Note 9)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,269,669 issued and outstanding at 12/31/15 and 6,222,673 issued and outstanding at 12/31/14	6,270	6,223
Capital in excess of common stock	89,989,686	89,424,498
Accumulated realized (losses) gains on investments	(1,066,131)	665,813
Net unrealized (depreciation) appreciation on investments	(1,469,836)	712,812
Undistributed net investment income	1,954,267	62,969
Total net assets	89,414,256	90,872,315
Total liabilities and net assets	$149,137,859	$119,870,004

Common stock issued and outstanding	6,269,669	6,222,673

Net asset value per common share	$14.26	$14.60

See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation
Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$16,032,738	$10,876,938	$6,349,007
Cash - affiliated investments	477,407	185,649	222,133
PIK - non-affiliated/non-control investments	1,091,792	1,319,362	1,058,329
PIK - affiliated investments	—	90,671	67,182
Amortization of fees, discounts and premiums, net	2,472,126	1,531,989	1,003,317
Total interest income	20,074,063	14,004,609	8,699,968
Other income	252,833	707,438	60,000
Total investment income	20,326,896	14,712,047	8,759,968

Expenses:
Interest expense - revolving line of credit (related party)	—	—	627,568
Interest expense – revolving line of credit	921,284	293,319	—
Interest expense - unsecured notes	1,785,976	—	—
Interest expense - unused line of credit (related party)	—	—	134,805
Interest expense - unused line of credit	243,800	374,230	73,333
Interest expense - deferred financing costs (related party)	—	—	146,518
Interest expense - deferred financing costs	264,228	255,801	46,617
Interest expense - deferred offering costs	167,255	—	—
Total interest expense	3,382,543	923,350	1,028,841

Professional Fees	747,032	595,264	366,158
General and administrative	869,391	701,593	504,852
Base management fees	2,710,993	1,860,597	812,207
Incentive management fees	2,234,551	2,144,889	(58,461)
Administrative services expense	729,978	498,201	275,001
Total expenses	10,674,488	6,723,894	2,928,598
Less waivers:
Incentive fees waived (1)	—	(320,827)	—
Total net expenses	10,674,488	6,403,067	2,928,598
Net Investment Income, before taxes	9,652,408	8,308,980	5,831,370

Excise Tax	1,393	43,727	—
Net Investment Income, after taxes	9,651,015	8,265,253	5,831,370

Net realized (losses) gains on investments	(1,057,355)	665,813	—
Net change in unrealized (depreciation) appreciation on investments	(2,182,647)	464,416	(1,709,209)
Total net unrealized and realized (losses) gains on investments	(3,240,002)	1,130,229	(1,709,209)

Net increase in net assets resulting from operations	$6,411,013	$9,395,482	$4,122,161

Net investment income per share (basic and diluted)	$1.54	$1.34	$1.32
Net increase in net assets resulting from operations per share (basic and diluted)	$1.03	$1.52	$0.93
Weighted average shares outstanding (basic) (2)	6,249,346	6,185,061	4,429,639
Weighted average shares outstanding (diluted) (2)	6,249,346	6,185,061	4,430,091
Dividends paid per common share (basic and diluted)	$1.35	$1.35	$2.58

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

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets

	Year Ended December 31,
	2015	2014	2013

Increase in net assets from operations:
Net investment income	$9,651,015	$8,265,253	$5,831,370
Net realized gains (losses) on investments	(1,057,355)	665,813	—
Net change in unrealized (depreciation) appreciation on investments	(2,182,647)	464,416	(1,709,209)
Net increase in net assets resulting from operations	6,411,013	9,395,482	4,122,161

Distributions to shareholders:
Distributions from net investment income	(8,066,281)	(8,348,055)	(6,368,572)
Distributions from capital gains	(369,418)	—	—
Return of capital	—	—	(445,303)
Decrease in net assets resulting from shareholder distributions	(8,435,699)	(8,348,055)	(6,813,875)

Capital share transactions:
Issuance of common shares (net of offering costs of $0 for 2015, $24,925(1) for 2014 and $704,762 for 2013)	70	(24,925)	70,487,515
Conversion of mezzanine equity to common shares	—	—	295,000
Reinvestment of dividends (2)	566,557	995,327	957,358
Net increase in net assets from capital share transactions	566,627	970,402	71,739,873

Total (decrease) increase in net assets	(1,458,059)	2,017,829	69,048,159
Net assets at beginning of period	90,872,315	88,854,486	19,806,327
Net assets at end of period	$89,414,256	$90,872,315	$88,854,486

Capital share activity (common shares):
Shares sold (3)	—	—	4,955,054
Shares issued from reinvestment of dividends	46,996	74,446	67,095
Conversion of mezzanine shares to common shares (3)	—	—	20,485
Net increase in capital share activity (common shares)	46,996	74,446	5,042,634

Capital share activity (mezzanine equity):
Shares sold (3)	—	—	9,763
Conversion of mezzanine shares to common shares (3)	—	—	(20,485)
Net (decrease) increase in capital share activity (mezzanine equity)	—	—	(10,722)

(1)	Reimbursement to Harvest Capital Strategies of offering costs paid during the initial public offering.
(2)	Net of par value of shares issued of $47, $74, and $67 and funds received for fractional shares of $70, $81 and $70 for December 31, 2015, 2014 and 2013, respectively.
(3)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted as described in Note 1.
(4)
Undistributed net investment income for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013 was $2.0 million, $0.1 million and $0.1 million, respectively. See Dividends and Distributions Policy in Note 2.

 See accompanying notes to audited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,411,013	$9,395,482	$4,122,161
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,091,792)	(1,410,033)	(1,125,511)
Paid in kind income collected (1)	859,585	1,142,846	399,687
Net realized (gains) losses on investments	1,057,355	(665,813)	—
Net change in unrealized depreciation (appreciation) of investments	2,182,647	(464,416)	1,709,209
Amortization of fees, discounts and premiums, net	(2,472,126)	(1,531,989)	(1,000,896)
Amortization of deferred financing costs	264,228	255,801	193,135
Amortization of deferred offering costs	167,255	—	—
Purchase of investments (net of loan origination and other fees)	(54,464,040)	(64,407,942)	(37,178,705)
Proceeds from principal payments	25,816,815	23,054,095	8,901,308
Changes in operating assets and liabilities
(Increase) in interest receivable	(562,036)	(100,947)	(283,310)
(Increase) decrease in accounts receivable - other and other assets	(55,948)	(69,277)	135,364
Increase (decrease) in accrued interest payable	334,736	41,841	(268,772)
(Decrease) increase in accounts payable and other liabilities	266,733	(608,766)	462,017
Net cash used in operating activities	(21,285,575)	(35,369,118)	(23,934,313)

Cash flows from financing activities:
Borrowings on revolving credit facility	53,900,000	56,390,000	2,000,000
Repayment of borrowings on revolving credit facility	(50,276,847)	(30,314,860)	(30,226,666)
Offering expenses	(1,070,868)	(119,640)	—
Proceeds from the issuance of unsecured notes	27,500,000	—	—
Proceeds from the issuance of common stock and common units	70	75	71,192,277
Offering expenses from the issuance of common stock	—	(25,000)	(656,095)
Issuance of mezzanine equity	—	—	134,225
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $566,557, $995,327, and $957,358, respectively)	(7,869,142)	(7,352,728)	(5,856,517)
Payment of deferred financing costs	—	(21,120)	(1,308,550)
Net cash provided by financing activities	22,183,213	18,556,727	35,278,674

Net increase (decrease) in cash during the period	897,638	(16,812,391)	11,344,361

Cash at beginning of period	2,171,771	18,984,162	7,639,801
Cash at end of period	$3,069,409	$2,171,771	$18,984,162

Non-cash operating activities:
Non-cash loan refinancing	—	8,800,000	—
Amendment fees	186,854	417,663	—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$566,557	$995,327	$957,358

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,616,324	$625,706	$1,104,478

(1)	Paid in kind income collected has been broken out for more complete disclosure of our paid in kind activity. These amounts were previously included in the proceeds from principal payments.
See accompanying notes to audited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2015)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.4%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,223,326	1,206,393	1,206,897
			(15.00%; the greater of 14.00% or LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)	10/03/14	—	8,699	11,662

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,214,736	4,087,270	4,181,392
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	139,498

Automotive
Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019		10/31/14	10,000,000	9,918,138	9,788,251
			(12.24%; LIBOR +12.00%)

Banking, Finance, Insurance & Real Estate
Shinnecock CLO 2006-1, Ltd.	1.8%	*	CLO Subordinated Notes, due 07/15/2018	(16)	03/06/14	—	1,567,860	1,567,860
			(13.20% effective yield)

WBL SPE I, LLC	8.9%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	8,000,000	7,985,883	8,000,000
			(13.00% Cash)

WBL SPE II, LLC	8.4%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	7,503,165	7,353,852	7,503,165
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Class B Common Equity Units	(14)	12/23/13	—	200,000	270,909
			(0.31% of fully diluted common equity)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,863,890	3,818,500
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	5.6%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,976,182	4,987,500
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Capital Equipment
Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018	(13)	05/07/14	4,315,133	4,217,912	4,315,133
			(12.50% Cash)

			Common Equity Warrants		04/06/12	—	12,500	127,722
			(2.0% of fully diluted common equity)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	592,000	579,905	592,000
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,386,885	2,322,563	2,363,404
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	350,000	350,000	350,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		06/13/14	—	42,000	58,857
			(12.00% of fully diluted common equity)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	6.4%	*	Junior Secured Term Loan, due 09/30/2016	(5)	05/27/15	6,985,636	6,058,198	5,760,675
			(5.00% Cash)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.0%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	982,500	982,971	911,269
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	4.9%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,417,447	4,410,000
			(9.49%; LIBOR + 9.25%)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,535,032	4,448,660	4,535,032
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(15)

Healthcare & Pharmaceuticals
Infinite Aegis Group, LLC	10.1%	*	Senior Secured Term Loan (First Out), due 07/31/2017	(7)	03/10/15	3,499,708	3,499,708	3,499,708
			(15.24%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017	(7)	08/01/13	4,559,429	4,487,002	4,461,130
			(18.24%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)	(8)

			Revolving Line of Credit, 07/31/2017	(7)	03/10/15	1,050,000	1,050,000	1,050,000
			(12.24%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Common Equity Warrants		08/01/13	—	77,522	—
			(3.00% of fully diluted common equity)

High Tech Industries
Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	487,100	475,130
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,945,515	2,927,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.2%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,900,000	1,865,860	1,863,500
			(10.25%; LIBOR +9.25% with 1.00% LIBOR floor)	(15)

			Class A Common Equity Units		05/12/15	—	86,957	116,579
			(0.59% of fully diluted common equity)

Optimal Blue, LLC	0.6%	*	Class A Common Equity Units		12/18/13	—	100,000	526,197
			(0.38% of fully diluted common equity)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Media: Broadcasting & Subscription
Chemical Information Services, LLC	5.1%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,577,000	4,531,790	4,531,790
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)
			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,825,383
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.7%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,400,000	5,344,004	5,400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

			Revolving Line of Credit, due 04/24/2018	(6)	04/24/14	400,000	400,000	400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

			Class A Common Equity Units		04/24/14	—	100,000	158,341
			(1.08% fully diluted common equity)

Metals & Mining
Northeast Metal Works LLC	14.7%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,711,245	11,719,801	11,968,844
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,175,000	1,175,000	1,175,000
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

Retailer
CP Holding Co., Inc. (Choice Pet)	5.9%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,375,578	5,303,683	5,319,577
			(16.25%; 12.00% Cash/4.25% PIK)	(15)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Services: Business
Language Line, LLC	4.5%	*	Junior Secured Term Loan, due 07/07/2022		07/01/15	4,000,000	3,942,875	3,985,000
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Novitex Acquisition, LLC	7.5%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,940,339	6,712,947
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	6.7%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,860,865	5,807,253	5,860,865
			(15.0%; 12.50% Cash/2.50% PIK)

			Series A Preferred Equity		04/05/12	—	100,000	165,012
			(0.58% of fully diluted common equity)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,715,846	1,715,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.9%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,865,441	3,480,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies						$135,287,429	$135,198,490	$135,516,729

Investments in Affiliated Portfolio Companies

Healthcare & Pharmaceuticals

WorkWell, LLC	5.5%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,720,313	4,625,099	4,625,099
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Common Equity Units		10/22/15	—	250,000	250,000
			(6.28% of fully diluted common equity)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Retailer
Peekay Acquisition, LLC (Christals)	1.6%	*	Senior Secured Term Loan (Last Out), due 02/15/16	(17)	12/31/12	2,000,000	1,983,205	1,442,394
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)	(9)

			Common Equity (Peekay Boutiques, Inc.)	(10)	12/31/12	—	105,000	—
			(5.95% of fully diluted common equity)

Beverage, Food & Tobacco

Solex Fine Foods, LLC (non-accrual)	1.0%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	(11)	12/31/12	1,847,856	1,626,670	926,204
			(18.63%; LIBOR +12.48% Cash/3.09% PIK/2.81% Supplemental PIK)	(12)

			Common Equity Units	(11)	12/31/12		290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants	(11)	12/31/12		151,514	—
			(6.40% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies						$8,568,169	$9,031,772	$7,243,697

Total Investments as of 12/31/2015	159.7%	*				$143,855,598	$144,230,262	$142,760,426

* Value as a percentage of net assets
See accompanying notes to audited financial statements.

(1)
Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity options, residual values and warrants are non-income producing. All investments other than Atrium Innovations, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 12.2% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $1.9 million, $2.5 million, and $0.6 million, respectively.  The tax cost of investments is $143.4 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 9 for further discussion on portion of commitment unfunded at December 31, 2015.
(7)
As of December 31, 2015, Infinite Aegis Group, LLC ("IA") was four months behind in interest payments and owed the Company $593,993 in interest, fees and expenses.  The Company’s investment in Infinite Aegis Group, LLC remained on accrual status, as of December 31, 2015, due to the substantive evidence of a refinancing agreement that was expected to close during the three months ended March 31, 2016. On February 29, 2016, a refinancing occurred, and our $9.1 million debt investment in IA was paid off at par as a result of the purchase of the majority of IA's assets by Infinite Care, LLC ("IC"). We also received $1.4 million in accrued and unpaid interest and fees. In conjunction with the payoff of our investment in IA, we invested $3.0 million into the common equity of IC and provided a $6.0 million senior secured term loan and a $1.0 million senior secured revolver (unfunded at close).

(8)
The "Fee Letter" represents an agreement with the borrower that will pay us an amount at maturity or when the loan is paid off that makes our effective cash coupon over the life of the investment equal to LIBOR +15.00%.

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

(11)
Solex Fine Foods, LLC ("Solex") is on non-accrual status at December 31, 2015. The amortized cost balance of $1,626,670 as of December 31, 2015 has not changed since the investment was put on non-accrual status effective November 1, 2014. The outstanding balance of $1,847,856 as of December 31, 2015 includes $164,377 of PIK interest capitalized to the principal balance. The investment was exited in February 2016 for cash consideration of $926,204.

(12)
Supplemental PIK accrues on Solex each quarter and is determined based on the Senior Debt to EBITDA calculation as of the last day of the immediately preceding quarterly payment period. Since the investment was put on non-accrual status effective November 1, 2014, the PIK has not been accrued and the cost balance remains $1,626,670; however, the outstanding principal balance reflects the accrued PIK.

(13)
On July 7, 2015, Douglas Machines Corp. refinanced the Company's $1.5 million revolver commitment with another lender; the Company reduced the $4.3 million term loan interest rate from 13.5% to 12.5%, extended the maturity date from April 6, 2017 to December 31, 2018 and it became a junior secured term loan.

(14)
The Company owns 0.31% of the equity Class B units in WBL. However, due to the liquidation preference of the Class B units we would receive 0.50% of the proceeds in a liquidation of the company at the December 31, 2015 fair value.

(15)	The coupon on the loan is subject to a pricing grid based on the ratio of Debt to EBITDA of the portfolio company.
(16)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document.

(17)
The debt investment in Peekay Acquisition, LLC ("Peekay") was not paid off by its February 15, 2016 maturity date. Lenders entered into an amendment with Peekay agreeing to forbear until July 31, 2016, subject to certain financial restructuring steps taken by the company during the forbearance period.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2014)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.5%	*	Senior Secured Term Loan, due 07/05/2019	10/03/2014	1,406,700	1,392,750	1,392,750
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

Automotive
FCA US LLC (fka Chrysler Group LLC)	0.5%	*	Senior Secured Term Loan, due 05/24/2017	12/22/2014	498,708	498,708	498,085
			(3.50%; LIBOR +2.75% with 0.75% LIBOR floor)

Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	10/31/2014	10,000,000	9,902,434	9,902,434
			(11.00%; LIBOR +12.00% with 1.00% LIBOR floor)

Banking, Finance, Insurance and Real Estate
Americana Holdings LLC	5.5%	*	Junior Secured Term Loan, due 09/15/2018	09/16/2013	3,933,550	3,271,370	3,895,678
			(13.00% Cash)

			Revenue Linked Security	09/16/2013	—	876,923	1,111,001

Shinnecock CLO 2006-1, Ltd.	2.5%	*	CLO Subordinated Notes, due 07/15/2018	03/06/2014	—	2,234,210	2,299,854
			(15.03% effective yield)

WBL SPE I, LLC	6.6%	*	Senior Secured Term Loan, due 09/30/2016	09/30/2013	6,000,000	5,967,866	6,000,000
			(15.00% Cash)

WBL SPE II, LLC	3.4%	*	Senior Secured Term Loan, due 12/23/2016	09/30/2014	3,086,205	3,066,461	3,066,461
			(15.00% Cash)

World Business Lenders, LLC	0.2%	*	Class B Common Equity Units	12/23/2013	—	200,000	210,920
			(0.4% of fully diluted common equity)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	3.2%	*	Junior Secured Term Loan, due 10/4/2021	10/07/2014	3,000,000	2,882,752	2,882,752
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	5.4%	*	Junior Secured Term Loan, due 07/13/2020	01/13/2014	5,000,000	4,972,578	4,950,000
			(11.50% LIBOR +10.25% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value

Capital Equipment
Douglas Machines Corp.	5.0%	*	Senior Secured Term Loan, due 04/6/2017	05/07/2014	4,400,133	4,315,272	4,400,133
			(13.50% Cash)

			Revolving Line of Credit	05/07/2014	—	—	—
			(9.70%; LIBOR +9.50% with 0.20% LIBOR floor)

			Common Equity Warrants	05/07/2014	—	12,500	143,388
			(2.0% of fully diluted common equity)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018	06/13/2014	762,000	741,617	761,550
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan, due 03/12/2019	06/13/2014	2,327,326	2,245,485	2,316,047
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, due 06/12/2017	06/13/2014	350,000	350,000	348,796
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants	06/13/2014	—	42,000	—
			(12% of fully diluted common equity)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC (3)	5.9%	*	Junior Secured Term Loan, due 9/30/2015	10/30/2013	6,635,718	6,104,841	5,399,804
			(14.75%; 12.00% Cash/2.75% PIK)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021	01/29/2014	992,500	993,056	965,206
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

PD Products, LLC	5.2%	*	Senior Secured Term Loan, due 10/04/2018	10/04/2013	4,687,819	4,608,385	4,687,819
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)

Construction & Building
LNB Construction, Inc.	4.2%		Junior Secured Term Loan, due 8/14/2015	08/21/2012	3,655,053	3,434,038	3,655,053
			(20.00%; 17.00% Cash/3.00% PIK)

			Options to Purchase Common Equity	08/21/2012	—	193,751	200,000
			(21.93% of fully diluted common equity)
Healthcare & Pharmaceuticals
Infinite Aegis Group, LLC	4.6%	*	Senior Secured Term Loan, due 07/31/2017	08/01/2013	4,425,338	4,318,006	4,203,822
			(18.19%; LIBOR + 14.69% with 0.19% LIBOR floor/3.00% PIK/0.31% Fee Letter)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
			Common Equity Warrants	08/01/2013	—	77,522	—
			(3% of fully diluted common equity)

High Tech Industries
Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022	01/15/2014	500,000	496,570	495,834
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

Dell International LLC	0.6%		Senior Secured Term Loan, due 04/29/2020	12/22/2014	500,000	500,000	500,006
			(4.50%; LIBOR +3.50% with 1.00% LIBOR floor)

Optimal Blue, LLC	6.5%	*	Junior Secured Term Loan, due 03/18/2019	12/18/2013	5,361,216	5,317,620	5,361,216
			(14.50%; 12.50% Cash/2.00% PIK)

			Class A Common Equity Units	12/18/2013	—	100,000	511,362
			(0.391% of fully diluted common equity)

Media: Broadcasting & Subscription
Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 6/27/2019	09/10/2014	4,950,050	4,950,050	4,950,050
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	7.1%	*	Senior Secured Term Loan, due 04/24/2019	04/24/2014	5,850,000	5,775,575	5,850,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Revolving Line of Credit, due 04/24/2018	04/24/2014	500,000	500,000	500,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)

			Class A Common Equity Units	04/24/2014	—	100,000	102,000
			(1.07% fully diluted common equity)

Metals & Mining
Northeast Metal Works, LLC	9.9%	*	Senior Secured Term Loan, due 12/31/2017	09/29/2014	8,333,750	8,304,889	8,304,889
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

			Revolving Line of Credit	09/29/2014	700,000	700,000	700,000
			(14.20%; LIBOR +14.00% with 0.20% LIBOR floor)

Retailer
CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018	05/30/2013	5,246,023	5,142,642	5,246,023
			(16.25%; 12.00% Cash/4.25% PIK)

Services: Business
Novitex Acquisition, LLC	7.6%	*	Junior Secured Term Loan, due 07/7/2021	07/07/2014	7,000,000	6,933,243	6,933,243

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (4)	Fair Value
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	6.5%	*	Junior Secured Term Loan, due 07/5/2017	04/05/2012	5,714,622	5,636,866	5,714,622
			(15.0%; 12.50% Cash/2.50% PIK)

			Preferred Equity	04/05/2012	—	100,000	208,000
			(0.64% of fully diluted common equity)

SourceHOV LLC	4.2%	*	Junior Secured Term Loan, due 4/30/2019	10/29/2014	4,000,000	3,841,733	3,840,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies					109,816,711	111,101,709	112,508,798

Retailer
Peekay Acquisition, LLC (Christals)	2.2%	*	Senior Secured Term Loan (Last Out), due 12/27/2015	12/31/2012	2,000,000	1,829,065	1,977,630
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in cash)

			Common Equity (DICO, Inc)	12/31/2012	—	105,000	—
			(5.99% of fully diluted common equity)

Beverage, Food & Tobacco
Solex Fine Foods, LLC (3)	1.5%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	12/31/2012	1,760,578	1,644,045	1,348,000
			(18.80%; LIBOR +12.49% Cash/3.22% PIK/2.93% Supplemental PIK)

			Common Equity Units	12/31/2012	—	290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants	12/31/2012	—	151,514	—
			(6.4% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies					3,760,578	4,019,908	3,325,630

Total Investments as of 12/31/2014	127.5%	*			113,577,289	115,121,617	115,834,428

*	Value as a percentage of our net assets

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

Since HCAP acquired all of the interests of HCC LLC and did not have any operations prior to the acquisition, for periods prior to the initial public offering we are presenting the historical financial statements of HCC LLC as HCAP's financial statements. When HCAP acquired HCC LLC, HCAP issued shares of its common stock in exchange for all HCC LLC's outstanding membership interests at a rate of 0.9913 shares for each membership interest. As a result of this transaction, we have retroactively applied the aforementioned exchange/conversion rate to all unit measurements relating to HCC LLC's membership interests for all periods presented and have replaced all references to membership interests of HCC LLC to shares of common stock of HCAP in the financial statements and notes thereto contained herein. On the date of the Merger, the net asset value of HCAP was $15.00 per share and none of the warrants assumed in the Merger had an exercise price below $15.00 per share.

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

Cash

Cash as presented in the Statement of Assets and Liabilities and the Statement of Cash Fows include bank checking accounts.

Restricted Cash

Restricted cash of $2.5 million and $2.1 million as of December 31, 2015 and December 31, 2014 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investment Related Revenue and Expense

All investment related revenue and expenses are reflected on the Statement of Operations commencing on the settlement date unless otherwise specified by the transaction documents.

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

Other income consists of structuring and syndication fees, prepayment fees, monitoring fees and other miscellaneous investment income.

Certain expenses related to legal and tax consultation, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. To the extent that such costs are not classified as direct loan origination costs, these expenses are recognized in the Statement of Operations as they are incurred.

Excise Tax

The Company estimates excise tax based on timely information available. Excise tax for the year ended December 31, 2015 was $1,393. Excise tax for the year ended December 31, 2014 was $43,727.

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Statements of Assets and Liabilities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $1.1 million in realized losses on our investments during the twelve months ended December 31, 2015 and $0.7 million in realized gains on our investments during the twelve months ended December 31, 2014.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized ($2.2) million in net change in unrealized depreciation in during the twelve months ended December 31, 2015 and $0.5 million in net change in unrealized appreciation during the twelve months ended December 31, 2014.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another person. The Company had 30 and 27 investments that were classified as non-control/non-affiliated as of December 31, 2015 and December 31, 2014, respectively. Three of the Company’s investments were classified as affiliated as of December 31, 2015 and two were classified as affiliated investments as of December 31, 2014.

As of December 31, 2014, one of our investments, Peekay Acquisitions, LLC and its parent Peekay Boutiques, Inc. (f/k/a Dico, Inc.), was categorized as a non-affiliated investment, even though the Company became the owner of 5.99% of Peekay

Boutiques, Inc.'s common stock effective on December 31, 2014. This investment has been re-categorized as an affiliate investment as of December 31, 2014 and for the periods subsequent to December 31, 2014 in this Form 10-K.

Additionally, the Company has adopted Moody's industry classifications for the purpose of classifying the Company's investments on the Schedule of Investments. The December 31, 2014 Schedule of Investments has been updated to conform with the December 31, 2015 presentation.

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

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active public markets.
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

•
Our valuation process begins with (i) an internally prepared PMR, (ii) an external valuation report prepared by an independent valuation firm, or (iii) both (i) and (ii), depending on the investment’s rating and whether it is categorized as a Level 1, 2 or 3 asset.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of December 31, 2015 and December 31, 2014 was $1,023,246 and $119,640, respectively. The amortization expense relating to deferred offering costs during the years ended December 31, 2015 and December 31, 2014 was $167,255 and $0, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2015 and December 31, 2014 was $748,637 and $1,012,862, respectively. The amortization expense relating to deferred debt financing costs during the year ended December 31, 2015 and December 31, 2014 was $264,228 and $255,801, respectively.

Payable for Securities Purchased

Payable for Securities Purchased as of December 31, 2015 and December 31, 2014 were $0 and $1.0 million, respectively. The December 31, 2014 balance consisted of $498,708 for an open trade on FCA US LLC (fka Chrysler Group LLC) and $500,000 for an open trade on Dell International LLC that had not closed as of December 31, 2014.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date.  Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The determination of the tax attributes of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

During both years ended December 31, 2015 and December 31, 2014, the Company declared dividends totaling $1.35 per share.

 Income Taxes

Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated, and intends to qualify annually as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. To the extent the Company receives taxable income information from portfolio companies subsequent to the filing of the Form 10-K which alters taxable income estimates and book/tax differences as reported in the filing, the Company’s tax return will be trued-up.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2015. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2012, 2013, and 2014 federal tax years for HCC LLC and the Company remain subject to examination by the IRS. The 2011, 2012, 2013, and 2014 state tax years for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies the application of ASU 2015-03 to debt issuance costs associated with the line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of our Notes net of the associated debt issuance costs in the liabilities section on the Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of our Credit Facility. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 has been deferred by one year via the ASU 2015-14 and will now be effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. The Company is currently evaluating the impact to our financial statements.

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The final maturity date under the Credit Facility is October 29, 2018.

The Credit Facility was amended on September 22, 2015 to extend the revolving period and lower the interest rate. The original Credit Facility had a revolving period that expired on October 29, 2015. Advances under the original Credit Facility bore interest at a rate per annum equal to the lesser of (i) LIBOR plus 4.50% and (ii) the maximum rate permitted under applicable law. The amended Credit Facility has a revolving period that expires on April 30, 2017. Advances under the amended Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Before entering into the Credit Facility, the Company had been party to a senior secured revolving credit facility with JMP Group LLC (the “JMP Facility”), which provided up to an aggregate of $50.0 million of revolving borrowings. Borrowings under the JMP Facility bore interest at an annual rate equal to either (i) LIBOR + 4.50% or (ii) the Prime Rate + 2.25%, at the Company’s election and subject to increases during a default under the facility. The Company terminated the JMP Facility on October 29, 2013, in conjunction with securing and entering into the Credit Facility.

All of the Company's assets are pledged as collateral under the Credit Facility. Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base. As of December 31, 2015 the Company had availability in the borrowing base to draw down the maximum loan amount.

As of December 31, 2015, the outstanding balance on the Credit Facility was $29.7 million. As of December 31, 2014, the outstanding balance on the Credit Facility was $26.1 million. As of December 31, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million.

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2015, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $1.0 million .

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of December 31, 2015, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 33.0% and 34.4% of total debt investments outstanding as of December 31, 2015 and December 31, 2014, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 29.5% and 18.6% of total loan interest and fee income for the year ended December 31, 2015 and December 31, 2014, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Year Ended December 31, 2015
	Shares Issued	Proceeds
Dividend reinvestment plan	46,996	$566,557
Total for the year ended December 31, 2015	46,996	$566,557

	Year Ended December 31, 2014
	Shares Issued	Proceeds
Dividend reinvestment plan	74,446	$995,327
Total for the year ended December 31, 2014	74,446	$995,327

	Year Ended December 31, 2013
	Shares Issued	Offering price per share	Proceeds net of underwriting and offering costs
Final pre-IPO capital call (1)	1,054,626	$13.70	$14,593,615
Initial Public Offering	3,400,000	14.63	49,783,905
Overallotment option	433,333	14.10	6,109,995
Conversion of mezzanine equity to common shares (1)	20,485	13.70	295,000
Dividend reinvestment plan	67,095	14.27	957,358
Total for the year ended December 31, 2013	4,975,539	$14.42	$71,739,873

(1)	Adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

As of December 31, 2015, the Company had no warrants outstanding. As of December 31, 2014, the Company had warrants outstanding to purchase an aggregate of 253,129 shares of its common stock. Each warrant was exercisable at any time, but no later than its expiration date, which, depending on the warrant, ranged from February 20, 2015 to June 22, 2015. Each warrant had an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock. All warrants that existed at December 31, 2014 expired unexercised during 2015.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs. The Notes trade under the ticker HCAPL and, as of December 31, 2015, the fair value of $27.7 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2015 and December 31, 2014, unfunded commitments totaled $1.5 million and $2.6 million, respectively, and if funded, their estimated fair values on such dates were $1.5 million and $2.6 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 or December 31, 2014. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively:

	Fair Values as of December 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$911,269	$80,220,519	$81,131,788
Junior Secured	—	14,642,630	43,593,371	58,236,001
CLO Equity	—	—	1,567,860	1,567,860
Equity and Equity Related Securities	—	—	1,824,777	1,824,777
	$—	$15,553,899	$127,206,527	$142,760,426

	Fair Values as of December 31, 2014

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$1,963,297	$56,053,970	$58,017,267
Junior Secured	—	9,285,834	43,744,802	53,030,636
CLO Equity		—	2,299,854	2,299,854
Equity and Equity Related Securities		—	1,375,670	1,375,670
Revenue-Linked Security	—	—	1,111,001	1,111,001
	$—	$11,249,131	$104,585,297	$115,834,428

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2015 and December 31, 2014, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$80,220,519	Bond Yield	Risk adjusted discount factor	9.1% - 30.0%	13.7%

		Market	EBITDA multiple	2.2x - 9.2x	4.7x

		Income	Weighted average cost of capital	2.2% - 20.6%	10.2%

Junior Secured	$43,593,371	Bond Yield	Risk adjusted discount factor	4.9% - 21.8%	12.8%

		Market	EBITDA multiple	1.8x - 8.3x	5.7x

		Income	Weighted average cost of capital	4.0% - 19.5%	8.3%

Equity and Equity Related Securities	$1,824,777	Market	EBITDA multiple	2.6x - 16.6x	8.8x

		Income	Weighted average cost of capital	10.0% - 20.6%	14.1%

CLO Equity	$1,567,860	Bond Yield	Risk adjusted discount factor	13.2%	13.2%

Type of Investment	Fair Value at December 31, 2014	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$56,053,970	Bond Yield	Risk adjusted discount factor	3.9% - 22.0%	12.3%

		Market	EBITDA multiple	3.0x - 8.1x	5.5x

		Income	Weighted average cost of capital	7.0% - 19.0%	14.2%

Junior Secured	$43,744,802	Bond Yield	Risk adjusted discount factor	3.3% - 28.0%	11.3%

		Market	EBITDA multiple	3.7x - 26.7x	7.8x

		Income	Weighted average cost of capital	11.0% - 25.0%	15.6%

Equity and Equity Related Securities	$1,375,670	Market	EBITDA multiple	2.9x - 26.7x	9.2x

		Income	Weighted average cost of capital	3.9% - 20.9%	12.3%

CLO Equity	$2,299,854	Bond Yield	Risk adjusted discount factor	15.3%	15.3%

Revenue-Linked security	$1,111,001	Bond Yield	Risk adjusted discount factor	16.4%	16.4%

(1)
Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2015 and December 31, 2014. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year ended December 31, 2015
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue- Linked Security	December 31, 2015

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	104,585,297
New/Add-on investments	36,866,906	11,440,000	—	448,077	—	48,754,983
Principal payments received	(8,083,579)	(16,108,274)	(315,133)	(89,225)	(1,060,166)	(25,656,377)
Loan origination fees received	(937,190)	(122,500)	—	—		(1,059,690)
Payment in kind interest earned	603,852	304,697	—	—	183,243	1,091,792
Accretion of deferred loan origination fees/discounts	812,213	1,628,575	—	—	—	2,440,788
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	(4,315,133)	4,315,133	—	—	—	—
Net realized losses on investments	—	(674,880)	(351,217)	(104,525)	—	(1,130,622)
Change in unrealized appreciation (depreciation) on investments (2)	(780,520)	(934,182)	(65,644)	194,780	(234,078)	(1,819,644)
Fair value of portfolio, end of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/(depreciation) of Level 3 investments held at December 31, 2015, was ($690,397). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Year ended December 31, 2014
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$29,274,987	$38,620,670	$—	$1,143,733	$758,061	$69,797,451
New investments	34,288,065	23,350,000	2,608,830	142,000	—	60,388,895
Principal payments received	(11,615,770)	(11,500,761)	(374,620)	(854,473)	(91,814)	(24,437,438)
Loan origination fees received	(562,675)	(804,760)	—	—	—	(1,367,435)
Payment in kind interest earned	541,901	657,454	—	—	210,676	1,410,031
Accretion of deferred loan origination fees/discounts	884,335	648,380	—	—	—	1,532,715
Transfer (to) from level 2	(1,004,203)	(3,030,000)	—	—	—	(4,034,203)
Transfer (to) from investment type	4,220,717	(4,220,717)	—	—	—	—
Net realized gains on investments	—	—	—	662,709	—	662,709
Change in unrealized appreciation (depreciation) on investments (2)	26,613	24,536	65,644	281,701	234,078	632,572
Fair value of portfolio, end of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/depreciation of Level 3 investments held at December 31, 2014, was $580,649. Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2015 and one transfer of a debt investment from Level 3 to Level 2 of the fair value hierarchy during the year ended December 31, 2014 due to increased quoted market prices available from market makers for the financial instrument. In order for an investment to be considered a Level 2 investment there must be multiple dealer quotes at the time of the fair value measurement and the quotes must be determined to be actionable.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 8: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.1 billion in credit assets of collateralized loan obligation and total return swap funds.

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

Until the initial public offering in May 2013, HCS served as the investment adviser for HCC LLC under the investment advisory and management agreement, which provided for management fees payable quarterly to the investment adviser at a rate of 2.0% per annum of the gross assets of HCC LLC. HCS agreed to waive the management fees payable to it by HCC LLC with respect to any assets acquired by HCC LLC prior to the initial public offering through the use of borrowings under the JMP Facility until such time that the JMP Facility was repaid in full and terminated. The investment adviser also received an incentive fee based on performance. The terms of the incentive fee were the same as the post- initial public offering incentive fee except that it did not have the total return requirement that the post- initial public offering incentive fee has.

 In conjunction with our initial public offering, HCAP entered into an investment advisory and management agreement with HCAP Advisors LLC ("HCAP Advisors"), which is a majority owned subsidiary of JMP Group. Under the investment advisory and management agreement, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of our pre-incentive fee net investment income that exceeds a 2% quarterly (8% annualized) hurdle rate, subject to a catch-up provision measured at the end of each fiscal quarter. The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the year ended December 31, 2015 totaled $2.2 million. Incentive fee expense, net of the waiver, for the year ended December 31, 2014 totaled $1.8 million. The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $2.2 million for the year ended December 31, 2015 and a net change in unrealized appreciation of $0.5 million for the year ended December 31, 2014.

The incentive fee expense also included the waiver of $0.3 million in income incentive fees that would otherwise have been payable to the Company’s investment adviser for the twelve months ended December 31, 2014, but for the 9% minimum dividend yield waiver provision described above.

Total base management fees and incentive management fees expense, net of fees waived under the waiver agreement in 2014, was $4.9 million and $3.7 million for the years ended December 31, 2015 and December 31, 2014, respectively. Accrued base management fees and incentive management fees were $1.6 million and $1.4 million as of December 31, 2015 and December 31, 2014, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The new cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.  Total administrative services expense was $729,978 and $498,201 for the year ended December 31, 2015 and the year ended December 31, 2014, respectively. Accrued administrative services fees were $220,872 and $150,001 as of December 31, 2015 and December 31, 2014, respectively.

On February 7, 2011, HCC LLC engaged JMP Securities LLC, a subsidiary of JMP Group Inc., to serve as the placement agent for HCC LLC’s offering of up to $30.0 million of capital commitments. Additionally, JMP Securities LLC was one of the book-running underwriters in HCAP’s initial public offering for which it received approximately $420,000 of compensation. JMP Securities LLC or its affiliates may provide us with various financial advisory and investment banking services in the future, for which they would receive compensation.

In connection with the Merger, the Company succeeded to all of the assets and liabilities of HCC LLC, including a potential obligation to pay HCS a capital gains incentive fee based on the net unrealized appreciation in HCC LLC’s investment portfolio. An expense for the incentive fee in the amount of $0.5 million was accrued in HCC LLC's financial statements at the time of the Merger and, accordingly, reduced the value of HCC LLC in the Merger. The Company will only be obligated to pay a capital gains incentive fee on the acquired investment assets when and if such fee would have become payable under the terms of the investment advisory agreement that HCC LLC had entered into with HCS and irrespective of the 9% minimum dividend hurdle waiver discussed above. The right to receive such incentive fee, if any, was assigned by HCS to HCAP Advisors LLC after the Merger.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received $19,639 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Note 9: Commitments and Contingencies

At December 31, 2015, the Company had a total of $1.5 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2014, the Company had a total of $2.6 million in unfunded commitments comprised of $2.1 million of unfunded revolving line of credit commitments on four of the Company’s debt investments and $0.5 million of an unfunded delayed draw term loan.  The following table summarizes the Company's unfunded commitments and extended fair value as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015		As of December 31, 2014
	Unfunded Commitment	Extended Fair Value of Unfunded Commitment	Unfunded Commitment	Extended Fair Value of Unfunded Commitment
Brite Media LLC	$266,667	$266,667	$166,667	$166,667
Chemical Information Services, LLC	285,000	282,185	—	—
Douglas Machines Corp.	—	—	1,500,000	1,500,000
Lanco Acquisition, LLC	350,000	350,000	350,000	348,684
Northeast Metal Works LLC	325,000	325,000	100,000	99,681
WorkWell, LLC	300,000	300,000
Unfunded Revolver Commitments	1,526,667	1,523,852	2,116,667	2,115,032

WBL SPE II, LLC	—	—	445,000	442,153
Delayed Draw Commitments	—	—	445,000	442,153

Total	$1,526,667	$1,523,852	$2,561,667	$2,557,185

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

Note 10: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2015 because there were no outstanding warrants. There were no potentially dilutive common shares issued as of December 31, 2014 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Net increase (decrease) in net assets resulting from operations	$6,411,013	$9,395,482	$4,122,161
Weighted average shares outstanding (basic) (1)	6,249,346	6,185,061	4,429,639
Weighted average shares outstanding (diluted) (1)	6,249,346	6,185,061	4,430,091
Net increase (decrease) in net assets resulting from operations per share (basic and diluted) (1)	$1.03	$1.52	$0.93

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit. See Note 1.

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2015, December 31, 2014 and for the period from the IPO through December 31, 2013.

	Year Ended December 31, 2015	Year Ended December 31, 2014	IPO through December 31, 2013
Net increase in net assets resulting from operations	$6,411,013	$9,395,482	$2,549,875
Net unrealized depreciation (appreciation) on investments	2,182,647	(464,416)	2,224,522
Incentive fees on net unrealized (depreciation) appreciation on investments	(92,883)	92,883	(444,904)
Book/tax difference due to acceleration of loan fees on modified investments	70,415	(101,008)	(102,044)
Book/tax difference due to interest income on certain investments	(298,798)	321,171	—
Book/tax difference due to capital losses	1,060,320	89,416	—
Book/tax difference due to partnership income on certain equity investments	(83,052)	—
Excise taxes not deductible	1,393	43,727	—
Taxable/Distributable Income	$9,251,055	$9,377,255	$4,227,449

The components of accumulated undistributed and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2015	2014	2013
Ordinary income	1,183,219	$318,840	$—
Realized capital gains	1,509	$710,365	$—
Return of capital	—	$—	$(445,303)

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

At December 31, 2015, the Company did not have any net loss carryforwards to offset net capital gains.

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

To qualify for RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company did not incur a U.S. federal excise tax for calendar year 2013. The Company incurred a U.S. federal excise tax of $43,727 for calendar year 2014 and expects to incur a U.S. federal excise tax of $1,393 for calendar year 2015.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 12: Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively:

	Year Ended December 31,
	2015	2014	2013

Per share data:
Net asset value at beginning of period	$14.60	$14.45	$16.89
Net investment income, after tax (1)	1.54	1.34	1.32
Realized (losses) gains on investments (1)	(0.17)	0.10	—
Net change in unrealized appreciation (depreciation) on investments	(0.34)	0.06	(0.39)
Net increase in net assets from operations	1.03	1.50	0.93
Distributions from net investment income	(1.29)	(1.35)	(2.48)
Distributions from capital gains	(0.06)	—	—
Return of capital	—	—	(0.10)
Total Distributions	(1.35)	(1.35)	(2.58)
Effect of shares issued, net of offering expenses	(0.02)	—	(0.79)
Net asset value at end of period	$14.26	$14.60	$14.45
Net assets at end of period	89,414,256	90,872,315	88,854,486
Shares outstanding at end of period (2)	6,269,669	6,222,673	6,148,227
Weighted average shares outstanding (basic) (2)	6,249,346	6,185,061	4,429,639
Per share market value at end of period	$11.73	$11.54	$15.02

Ratios and Supplemental data:
Net Assets Value Total Return (3)	9.20%	11.85%	1.18%
Market Price Total Return (4)	13.64%	(14.95)%	5.78%
Average Net Assets	$89,888,327	$89,846,742	$64,066,052
Ratio of expenses to average Net assets (5)	11.88%	7.13%	4.57%
Ratio of net investment income to average Net assets	10.74%	9.20%	9.10%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.99 shares for each unit. See Note 1.
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

(5)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014 and December 31, 2014, to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 36 basis point in 2014 and 25 basis points in 2013.

Note 13: Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last twelve quarters prior to December 31, 2015. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total investment income	4,112	4,669	$4,971	$6,574
Net investment income	2,012	2,051	2,192	3,396
Net increase in net assets resulting from operations	284	3,191	841	2,095
Net increase in net assets resulting from operations per share (basic and diluted)	$0.05	$0.51	$0.13	$0.34

	Quarter Ended
(in thousands, except per share data)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total investment income	$3,037	$3,517	$3,917	$4,240
Net investment income	2,066	1,813	2,273	2,113
Net increase in net assets resulting from operations	2,243	2,392	2,016	2,744
Net increase in net assets resulting from operations per share (basic and diluted)	$0.36	$0.39	$0.33	$0.44

	Quarter Ended
(in thousands, except per share data)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total investment income	$1,786	$2,058	$2,052	$2,864
Net investment income	765	1,263	1,474	2,329
Net increase in net assets resulting from operations	1,280	1,207	1,114	521
Net increase in net assets resulting from operations per share (basic and diluted)	$1.09	$0.28	$0.18	$0.09

Note 14: Subsequent Events

On February 3, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of
February 25, 2016, March 24, 2016, and April 28, 2016.

On February 9, 2016, the Company received $0.9 million in full satisfaction of its $1.8 million debt investment and $0.3 million equity investment in Solex Fine Foods, LLC. The debt investment had been on non-accrual since December 2014 and was fair valued at $0.9 million at December 31, 2015.

On February 29, 2016, our investment in Infinite Aegis Group, LLC (“IA”) was paid off as a result of the purchase of the majority of IA’s assets by Infinite Care, LLC (“IC”).  We received par for our $9.1 million in debt investments in IA plus $1.4 million in accrued and unpaid interest and fees.  In conjunction with the payoff of our investment in IA, we invested $3.0 million into the common equity of IC alongside a majority equity investment from a private equity firm.  We also provided a $6.0 million senior secured term loan and a $1.0 million senior secured revolver (unfunded at close).  The new senior secured debt investments carry an interest rate of LIBOR + 12.00% with a LIBOR floor of 0.42% and mature in February 2019.

On March 8, 2016 the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2016 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2016 at the lesser of 0.60% of the average of the Company's total investments (at fair value) over the year ended December 31, 2016 or $917,000.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).  Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

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

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at www.harvestcapitalcredit.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

10.9
Tri-Party Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, U.S. Bank National Association, and CapitalSource Bank (incorporated by reference to the registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.10
First Amendment to Loan and Security Agreement, dated as of December 30, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's annual report on Form 10-K, File No. 814-00985, filed on March 31, 2014).

10.11
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

10.12
Third Amendment to Loan and Security Agreement, dated as of September 22, 2015, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K, File No. 1-35906 filed on September 28, 2015).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12.1	Computation of Ratios of Earnings to Fixed Charges. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed herewith.

c. Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2015

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2014 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2015 Value

Affiliate Investments

Peekay Acquisition, LLC (Christals)	Senior Secured Term Loan (Last Out), due 2/15/16	$365,000	$1,977,630	$154,140	$(689,376)	$1,442,394
	(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)

	Common Equity (Peekay Boutiques, Inc.)	—	—	—	—	—
	(5.95% of fully diluted common shares)

Solex Fine Foods, LLC	Senior Secured Term Loan, due 12/28/2016	—	1,348,000	—	(421,796)	926,204
	(18.63%; LIBOR + 12.48% Cash / 3.09% PIK / 2.81% Supplemental PIK)

	Common Equity Units	—	—	—	—	—
	(6.57% of fully diluted common equity)

	Common Equity Warrants	—	—	—	—	—
	(6.4% of fully diluted common equity)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	112,407	—	4,654,787	(29,688)	4,625,099
	(12.00%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
	(12.00%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	Common Equity Units	—	—	250,000	—	250,000
	(6.3% of fully diluted common equity)

Total Affiliate Investments		$477,407	$3,325,630	$5,058,927	$(1,140,860)	7,243,697

(1)	Represents the total amount of interest or fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: March 15, 2016	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2016	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 15, 2016	/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 15, 2016	/s/ Joseph A. Jolson
Joseph A. Jolson Director

Date: March 15, 2016	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 15, 2016	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 15, 2016	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director