Form 10-Q
period 2016-03-31
Harvest Capital Credit Corp
filed 2016-05-10
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 6, 2016 was 6,285,213. .

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2016

i

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

Harvest Capital Credit Corporation
Statements of Assets and Liabilities (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $134,656,159 at 3/31/16 and $135,198,490 at 12/31/15)	$133,373,670	$135,516,729
Affiliated investments, at fair value (cost of $15,915,910 at 3/31/16 and $9,031,772 at 12/31/15)	14,243,944	7,243,697
Control investments, at fair value (cost of $900,000 at 3/31/16 and $0 at 12/31/15)	900,000	—
Total investments, at fair value (cost of $151,472,069 at 3/31/16 and $144,230,262 at 12/31/15)	148,517,614	142,760,426

Cash	147,346	595,047
Restricted cash	2,627,520	2,474,362
Interest receivable	391,739	1,112,885
Accounts receivable – other	46,224	304,969
Deferred offering costs	975,481	1,023,246
Deferred financing costs	682,581	748,637
Other assets	65,241	118,287
Total assets	$153,453,746	$149,137,859

LIABILITIES:
Revolving line of credit	$36,270,433	$29,698,293
Unsecured notes	27,500,000	27,500,000
Accrued interest payable	476,806	412,099
Accounts payable - base management fees	737,814	739,517
Accounts payable - incentive management fees	642,851	848,841
Accounts payable - administrative services expenses	220,919	220,872
Accounts payable and accrued expenses	287,170	282,949
Other liabilities	30,936	21,032
Total liabilities	66,166,929	59,723,603

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,281,763 issued and outstanding at 3/31/16 and 6,269,669 issued and outstanding at 12/31/15	6,282	6,270
Capital in excess of common stock	90,112,636	89,989,686
Accumulated realized losses on investments	(2,285,916)	(1,066,131)
Net unrealized depreciation on investments	(2,954,455)	(1,469,836)
Undistributed net investment income	2,408,270	1,954,267
Total net assets	87,286,817	89,414,256
Total liabilities and net assets	$153,453,746	$149,137,859

Common stock issued and outstanding	6,281,763	6,269,669

Net asset value per common share	$13.90	$14.26

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$4,555,751	$3,340,036
Cash - affiliated investments	241,964	90,000
PIK - non-affiliated/non-control investments	153,826	306,126
Amortization of fees, discounts and premiums, net	497,108	361,544
Total interest income	5,448,649	4,097,706
Other income	24,697	14,583
Total investment income	5,473,346	4,112,289

Expenses:
Interest expense – revolving line of credit	254,578	123,605
Interest expense - unused line of credit	47,720	84,585
Interest expense - deferred financing costs	66,057	66,057
Interest expense - unsecured notes	481,251	342,223
Interest expense - deferred offering costs	47,764	29,513
Total interest expense	897,370	645,983

Professional fees	181,894	181,582
General and administrative	218,477	188,759
Base management fees	737,815	609,332
Incentive management fees	642,851	324,765
Administrative services expense	220,919	150,000
Total expenses	2,899,326	2,100,421
Net Investment Income, before taxes	2,574,020	2,011,868
Excise tax	2,615	—
Net Investment Income, after taxes	2,571,405	2,011,868

Net realized (losses) gains:
Non-Affiliated / Non-Control investments	(77,522)	15,819
Affiliated investments	(1,142,263)	—
Net realized (losses) gains	(1,219,785)	15,819
Net change in unrealized depreciation on investments	(1,484,619)	(1,744,157)
Total net unrealized and realized losses on investments	(2,704,404)	(1,728,338)

Net (decrease) increase in net assets resulting from operations	$(132,999)	$283,530

Net investment income per share	$0.41	$0.32
Net (decrease) increase in net assets resulting from operations per share	($0.02)	$0.05
Weighted average shares outstanding (basic and diluted)	6,274,843	6,229,041
Dividends paid per common share	$0.34	$0.34

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31,
	2016	2015

Increase in net assets from operations:
Net investment income	$2,571,405	$2,011,868
Net realized (losses) gains on investments	(1,219,785)	15,819
Net change in unrealized (depreciation) appreciation on investments	(1,484,619)	(1,744,157)
Net increase (decrease) in net assets resulting from operations	(132,999)	283,530

Distributions to shareholders (1):
Distributions from net investment income	(2,117,391)	(2,101,996)
Decrease in net assets resulting from shareholder distributions	(2,117,391)	(2,101,996)

Capital share transactions:
Reinvestment of dividends (2)	122,951	261,963
Net increase in net assets from capital share transactions	122,951	261,963

Total decrease in net assets	(2,127,439)	(1,556,503)
Net assets at beginning of period	89,414,256	90,872,315

Net assets at end of period	$87,286,817	$89,315,812

Capital share activity (common shares):
Shares issued from reinvestment of dividends	12,094	21,636
Net increase in capital share activity	12,094	21,636

(1)
Net investment income exceeded distributions for the three months ended March 31, 2016 in the amount of $454,014. Distributions for the three months ended March 31, 2015 were in excess of net investment income in the amount of $90,128. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $12 and $21 and funds received for fractional shares of $12 and $7 for March 31, 2016 and 2015, respectively.
 See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(132,999)	$283,530
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(153,826)	(306,126)
Paid in kind income collected	436,775	(18,733)
Net realized losses (gains) on investments	1,219,785	(15,819)
Net change in unrealized depreciation of investments	1,484,619	1,744,157
Amortization of fees, discounts and premiums, net	(497,108)	(361,544)
Amortization of deferred financing costs	66,057	66,057
Amortization of deferred offering costs	47,764	29,513
Purchase of investments (net of loan origination and other fees)	(20,703,792)	(14,810,808)
Proceeds from principal payments	12,531,358	4,196,890
Changes to operating assets and liabilities
Decrease (increase) in interest receivable	721,146	(116,996)
Decrease (increase) in accounts receivable - other and other assets	236,791	(1,089,558)
Increase in accrued interest payable	64,707	314,580
Decrease in accounts payable and other liabilities	(193,521)	(1,301,250)

Net cash used in operating activities	(4,872,244)	(11,386,107)

Cash flows from financing activities:
Borrowings on revolving credit facility	12,731,376	13,700,000
Repayment of borrowings on revolving credit facility	(6,159,236)	(26,675,140)
Proceeds from the issuance of unsecured notes	—	27,500,000
Offering expenses	—	(1,038,832)
Proceeds from the issuance of common stock and common units	12	7
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $122,951 and $261,956, respectively)	(1,994,451)	(1,840,040)

Net cash provided by financing activities	4,577,701	11,645,995

Net increase (decrease) in cash during the period	(294,543)	259,888

Cash at beginning of period	3,069,409	2,171,771

Cash at end of period	$2,774,866	$2,431,659

Non-cash operating activities:
Amendment fees	(75,000)	54,299

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$122,951	$261,956

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$718,841	$235,833

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments (unaudited)
(as of March 31, 2016)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.3%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,194,973	1,179,255	1,139,786
			(15.00%; the greater of 14.00% and LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)	10/03/14	—	8,699	12,330

Regional Engine Leasing, LLC	4.9%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,146,857	4,026,053	4,132,686
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	134,080

Automotive
Fox Rent A Car, Inc.	11.3%	*	Junior Secured Term Loan, due 10/31/2019	(13)	10/31/14	10,000,000	9,922,377	9,822,000
			(12.43%; LIBOR +12.00%)

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	1.6%	*	CLO Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	1,523,930	1,381,812
			12.2% effective yield)

WBL SPE I, LLC	9.2%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	8,000,000	7,988,684	8,000,000
			(13.00% Cash)

WBL SPE II, LLC	6.0%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	5,254,087	5,156,758	5,254,087
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Class B Common Equity Units	(10)	12/23/13	—	200,000	255,468
			(0.30% of fully diluted common equity)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,868,011	3,783,500
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	5.7%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,977,157	4,950,000
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Yucatan Foods, L.P.	12.1%	*	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,204,441	8,040,442	8,040,442
			(14.50%; 8.00% cash/6.50% PIK)	(11)
			Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,602,166	2,550,164	2,550,164

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

			(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(11)

Capital Equipment
Douglas Machines Corp.	5.1%	*	Junior Secured Term Loan, due 12/31/2018	(9)	05/07/14	4,290,133	4,200,452	4,290,133
			(12.50% Cash)

			Common Equity Warrants		04/06/12	—	12,500	163,061
			(2.0% of fully diluted common equity)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	446,250	438,134	446,250
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,401,970	2,342,415	2,388,985
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		06/13/14	—	42,000	225,217
			(12.00% of fully diluted common equity)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	6.7%	*	Junior Secured Term Loan, due 09/30/2016	(5)	05/27/15	6,985,636	6,347,561	5,875,926
			(5.00% Cash)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.0%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	980,000	980,449	888,370
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	5.0%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,422,067	4,398,000
			(9.69%; LIBOR + 9.25%)

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,472,611	4,393,699	4,471,000
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(11)

High Tech Industries
Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	487,199	464,715
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,947,117	2,922,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.3%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,895,652	1,863,124	1,862,500

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

			(09.75%; LIBOR +8.75% with 1.00% LIBOR floor)	(11)

			Class A Common Equity Units		05/12/15	—	86,957	112,000
			(0.59% of fully diluted common equity)

Optimal Blue, LLC	0.6%	*	Class A Common Equity Units		12/18/13	—	100,000	526,948
			(0.38% of fully diluted common equity)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	5.2%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,565,500	4,523,099	4,514,000
			(12.61%; LIBOR +12.00% with no LIBOR floor)	(11)
			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.61%; LIBOR +12.00% with no LIBOR floor)	(11)

Multicultural Radio Broadcasting, Inc.	5.5%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,824,000
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	7.0%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,400,000	5,350,879	5,400,000
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)	(11)

			Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	666,667
			(10.25%; LIBOR +9.50% with 0.75% LIBOR floor)	(11)

			Class A Common Equity Units		04/24/14	—	100,000	59,476
			(1.08% fully diluted common equity)

Metals & Mining
Northeast Metal Works LLC	14.8%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,586,245	11,638,978	11,784,000
			(14.44%; LIBOR +14.00% with 0.20% LIBOR floor)	(11)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,175,000	1,175,000	1,175,000
			(14.44%; LIBOR +14.00% with 0.20% LIBOR floor)	(11)

Retailer
CP Holding Co., Inc. (Choice Pet)	5.8%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,433,328	5,368,696	5,105,280
			(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Language Line, LLC	4.5%	*	Junior Secured Term Loan, due 07/07/2022		07/01/15	4,000,000	3,944,373	3,957,000
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Novitex Acquisition, LLC	7.7%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,942,248	6,717,000
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	6.9%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,897,905	5,850,439	5,897,905
			(15.0%; 12.50% Cash/2.50% PIK)

			Series A Preferred Equity		04/05/12	—	100,000	146,464
			(0.58% of fully diluted common equity)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,716,715	1,618,750
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.2%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,871,390	2,766,668
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments						134,539,612	134,656,159	133,373,670

Affiliated Investments

Healthcare & Pharmaceuticals
Infinite Care, LLC	10.3%	*	Senior Secured Term Loan, due 02/28/2019	(6)	02/29/16	6,000,000	5,965,827	5,965,827
			(12.44%; LIBOR+12.00% with 0.42% LIBOR floor)
			Class A Common Equity Units		02/29/16	—	3,000,000	3,000,000
			(27.00% of fully diluted common equity)

WorkWell, LLC	5.6%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,690,625	4,599,654	4,599,654
			(12.14%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.14%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Common Equity		10/22/15	—	250,000	250,000
			(6.28% of fully diluted common equity)

Retailer
Peekay Acquisition, LLC (Christals)	0.5%	*	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,025,833	1,995,429	428,463
			(17.00% PIK)	(7)

			Common Equity (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
			(5.95% of fully diluted common equity)

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value

Subtotal Affiliated Investments					12,716,458	15,915,910	14,243,944

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.0%	*	Common Equity Units	03/18/16	—	900,000	900,000
			(46.15% of fully diluted common equity)

Subtotal Control Investments					—	900,000	900,000

Total Investments as of 03/31/2016	170.1%	*			147,256,070	151,472,069	148,517,614

(1)
Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity options, residual values and warrants are non-income producing. All investments other than Atrium Innovations, Inc., Flight Lease VII, LLC, Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 10.9% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $1.7 million, $3.9 million, and $2.2 million, respectively.  The tax cost of investments is $150.7 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that strengthened the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash pay to 5.0% cash pay and 5.0% PIK.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at March 31, 2016.
(7)
The debt investment in Peekay Acquisition, LLC ("Peekay") was not paid off by its February 15, 2016 maturity date. Lenders entered into an amendment with Peekay agreeing to forbear until July 31, 2016, subject to certain financial restructuring steps taken by the company during the forbearance period. Effective February 1, 2016 the debt investment was placed on non-accrual status.

(8)
The Company's common equity investment in Peekay Boutiques, Inc. has been classified as an affiliated investment because the Company owns more than 5% of the outstanding voting securities of Peekay Boutiques, Inc. The Company's last out senior secured term loan in Peekay Acquisition, LLC has also been classified as an affiliated investment because Peekay Acquisition, LLC is a wholly owned subsidiary of Peekay Boutiques, Inc.

(9)
On July 7, 2015, Douglas Machines Corp. refinanced the Company's $1.5 million revolver commitment with another lender; the Company reduced the $4.3 million term loan interest rate from 13.5% to 12.5%, extended the maturity date from April 6, 2017 to December 31, 2018 and it became a junior secured term loan.

(10)
The Company owns 0.30% of the equity Class B units in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.50% of the proceeds in a liquidation of the company at the March 31, 2016 fair value.

(11)	The coupon on the loan is subject to a pricing grid based on the ratio of Debt to EBITDA of the portfolio company.
(12)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document.

(13)
On April 22, 2016, the Company received notice from the senior secured lender to Fox Rent a Car, Inc. ("Fox") that, due to Fox's violation of certain covenants under its senior secured credit facility, it was blocking the junior secured term loan lenders from receiving interest payments until the covenant breaches are cured, waived by the senior secured lenders or the blockage period expires. The loan remains on accrual status at March 31, 2016 as the Company believes its loan is within the enterprise value of the business and that it will collect 100% of the contractual cash flows owed under the credit agreement.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2015)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.4%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,223,326	1,206,393	1,206,897
			(15.00%; the greater of 14.00% or LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)	10/03/14	—	8,699	11,662

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,214,736	4,087,270	4,181,392
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	139,498

Automotive
Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019		10/31/14	10,000,000	9,918,138	9,788,251
			(12.24%; LIBOR +12.00%)

Banking, Finance, Insurance & Real Estate
Shinnecock CLO 2006-1, Ltd.	1.8%	*	CLO Subordinated Notes, due 07/15/2018	(16)	03/06/14	—	1,567,860	1,567,860
			(13.20% effective yield)

WBL SPE I, LLC	8.9%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	8,000,000	7,985,883	8,000,000
			(13.00% Cash)

WBL SPE II, LLC	8.4%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	7,503,165	7,353,852	7,503,165
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Class B Common Equity Units	(14)	12/23/13	—	200,000	270,909
			(0.31% of fully diluted common equity)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,863,890	3,818,500
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	5.6%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,976,182	4,987,500
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Non-Control / Non-Affiliate Investments
Capital Equipment
Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018	(13)	05/07/14	4,315,133	4,217,912	4,315,133
			(12.50% Cash)

			Common Equity Warrants		04/06/12	—	12,500	127,722
			(2.0% of fully diluted common equity)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	592,000	579,905	592,000
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,386,885	2,322,563	2,363,404
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	350,000	350,000	350,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		06/13/14	—	42,000	58,857
			(12.00% of fully diluted common equity)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	6.4%	*	Junior Secured Term Loan, due 09/30/2016	(5)	05/27/15	6,985,636	6,058,198	5,760,675
			(5.00% Cash)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.0%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	982,500	982,971	911,269
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	4.9%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,417,447	4,410,000
			(9.49%; LIBOR + 9.25%)

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,535,032	4,448,660	4,535,032
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(15)

Healthcare & Pharmaceuticals
Infinite Aegis Group, LLC	10.1%	*	Senior Secured Term Loan (First Out), due 07/31/2017	(7)	03/10/15	3,499,708	3,499,708	3,499,708
			(15.24%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017	(7)	08/01/13	4,559,429	4,487,002	4,461,130

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Non-Control / Non-Affiliate Investments
			(18.24%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)	(8)

			Revolving Line of Credit, 07/31/2017	(7)	03/10/15	1,050,000	1,050,000	1,050,000
			(12.24%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Common Equity Warrants		08/01/13	—	77,522	—
			(3.00% of fully diluted common equity)

High Tech Industries
Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	487,100	475,130
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,945,515	2,927,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.2%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,900,000	1,865,860	1,863,500
			(10.25%; LIBOR +9.25% with 1.00% LIBOR floor)	(15)

			Class A Common Equity Units		05/12/15	—	86,957	116,579
			(0.59% of fully diluted common equity)

Optimal Blue, LLC	0.6%	*	Class A Common Equity Units		12/18/13	—	100,000	526,197
			(0.38% of fully diluted common equity)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	5.1%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,577,000	4,531,790	4,531,790
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)
			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,825,383
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.7%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,400,000	5,344,004	5,400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Non-Control / Non-Affiliate Investments
			Revolving Line of Credit, due 04/24/2018	(6)	04/24/14	400,000	400,000	400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

			Class A Common Equity Units		04/24/14	—	100,000	158,341
			(1.08% fully diluted common equity)

Metals & Mining
Northeast Metal Works LLC	14.7%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,711,245	11,719,801	11,968,844
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,175,000	1,175,000	1,175,000
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

Retailer
CP Holding Co., Inc. (Choice Pet)	5.9%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,375,578	5,303,683	5,319,577
			(16.25%; 12.00% Cash/4.25% PIK)	(15)

Services: Business
Language Line, LLC	4.5%	*	Junior Secured Term Loan, due 07/07/2022		07/01/15	4,000,000	3,942,875	3,985,000
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Novitex Acquisition, LLC	7.5%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,940,339	6,712,947
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	6.7%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,860,865	5,807,253	5,860,865
			(15.0%; 12.50% Cash/2.50% PIK)

			Series A Preferred Equity		04/05/12	—	100,000	165,012
			(0.58% of fully diluted common equity)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,715,846	1,715,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.9%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,865,441	3,480,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-Control / Non-Affiliate Investments						$135,287,429	$135,198,490	$135,516,729

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Non-Control / Non-Affiliate Investments
Affiliate Investments

Healthcare & Pharmaceuticals

WorkWell, LLC	5.5%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,720,313	4,625,099	4,625,099
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Common Equity Units		10/22/15	—	250,000	250,000
			(6.28% of fully diluted common equity)
Retailer
Peekay Acquisition, LLC (Christals)	1.6%	*	Senior Secured Term Loan (Last Out), due 02/15/16	(17)	12/31/12	2,000,000	1,983,205	1,442,394
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)	(9)

			Common Equity (Peekay Boutiques, Inc.)	(10)	12/31/12	—	105,000	—
			(5.95% of fully diluted common equity)

Beverage, Food & Tobacco

Solex Fine Foods, LLC (non-accrual)	1.0%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	(11)	12/31/12	1,847,856	1,626,670	926,204
			(18.63%; LIBOR +12.48% Cash/3.09% PIK/2.81% Supplemental PIK)	(12)

			Common Equity Units	(11)	12/31/12		290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants	(11)	12/31/12		151,514	—
			(6.40% of fully diluted common equity)

Subtotal Affiliate Investments						$8,568,169	$9,031,772	$7,243,697

Total Investments as of 12/31/2015	159.7%	*				$143,855,598	$144,230,262	$142,760,426

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

Restricted Cash

Restricted cash of $2.6 million and $2.5 million as of March 31, 2016 and December 31, 2015, respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investments and Related Investment Revenue and Expense

All investments and the related revenue and expenses attributable to these investments are reflected on the statement of operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, in which interest has not been paid for greater than 90 days, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest is expected to be paid.

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

Excise Tax

The Company estimates excise tax based on timely information available. As of December 31, 2015, the Company estimated excise tax for the calendar year of 2015 to be $1,393. Excise tax for the three months ended March 31, 2016, was $2,615.

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the statements of assets and liabilities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $1.2 million in realized losses during the three months ended March 31, 2016 and $0.0 million in realized gains during the three months ended March 31, 2015.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $(1.5) million in net change in unrealized depreciation during the three months ended March 31, 2016 and $(1.7) million in net change in unrealized depreciation during the three months ended March 31, 2015.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but generally 25% or less, of the outstanding voting securities of another person. The Company had 30 investments that were classified as non-control/non-affiliate investments as of March 31, 2016 and December 31, 2015. The Company had 3 investments classified as affiliate as of March 31, 2016 and 3 classified as affiliate as of December 31, 2015. The Company had 1 investment classified as control as of March 31, 2016 and none classified as control as of December 31, 2015.

The control investment as of March 31, 2016 was the result of an investment in a portfolio company during the quarter ended March 31, 2016 whereby we obtained a controlling financial interest.

As of December 31, 2014, one of our investments, Peekay Acquisitions, LLC and its parent Peekay Boutiques, Inc. (f/k/a Dico, Inc.), was categorized as a non-affiliated investment, even though the Company became the owner of 5.99% of Peekay Boutiques, Inc.'s common stock effective on December 31, 2014. This investment has been re-categorized as an affiliate investment as of December 31, 2014 and for the periods subsequent to December 31, 2014 in this Form 10-Q. Interest income from this investment has been reclassified as affiliated for the three months ended March 31, 2015.

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

In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we engage an independent external valuation firm to review all such material investments quarterly. In the case of investments that are Level 3 assets and have an investment rating of 3 through 5, our management or the investment professionals of our investment adviser prepare an internal valuation analysis (in the form of a portfolio monitoring report or “PMR”), which is considered in addition to the review of the independent external valuation firm. In the case investments that are Level 3 assets and have an investment rating of 1, we engage an independent external valuation firm to review all material investments, at least annually. In quarters where an external valuation is not prepared for such investments, our management or the investment professionals of our investment adviser prepare a PMR for such investments. However, in certain cases for Level 3 assets that are internally rated 2, we may determine that it is more appropriate for the Company to prepare a PMR instead of engaging an independent valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. Level 3 debt investments which have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise. In the case of investments that are Level 1 or 2 assets, a PMR is generally not prepared and no independent external valuation firm is engaged due to the availability of quotes in markets (which may or may not be active) for such investments or similar assets.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of March 31, 2016 and December 31, 2015 was $975,481 and $1,023,246, respectively. The amortization expense relating to deferred debt offering costs during the three months ended March 31, 2016 and March 31, 2015 was $47,764 and $29,513, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2016 and December 31, 2015 was $682,581 and $748,637, respectively. The amortization expense relating to deferred debt financing costs during the three months ended March 31, 2016 and March 31, 2015 was $66,057and $66,057, respectively.

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

During both the three months ended March 31, 2016 and the three months ended March 31, 2015, the Company declared dividends totaling $0.34 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2016. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the application of ASU 2015-03 to debt issuance costs associated with the line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of our Notes net of the associated debt issuance costs in the liabilities section on the Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of our Credit Facility. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015. As an emerging growth company, we have the option to adopt these pronouncements for interim periods beginning after December 15, 2016 and have elected to do so.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 has been deferred by one year via the ASU 2015-14 and will now be effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. We are currently evaluating the impact to our financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our financial statements.

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

As of March 31, 2016, the outstanding balance on the Credit Facility was $36.3 million. As of December 31, 2015, the outstanding balance on the Credit Facility was $29.7 million. As of March 31, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $1.0 million .

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of March 31, 2016, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 33.0% and 33.0% of total debt investments outstanding as of March 31, 2016 and December 31, 2015, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 24.2% and 28.2% of total loan interest and fee income for the three months ended March 31, 2016 and March 31, 2015, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received under the Company's DRIP plan for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended March 31, 2016 and March 31, 2015.

	2016		2015
	Shares Issued	Proceeds	Shares Issued	Proceeds
Total dividend reinvestment plan for the three months ended March 31	12,094	$122,951	21,636	$261,956

As of March 31, 2016, the Company had no warrants outstanding. As of March 31, 2015, the Company had warrants outstanding to purchase an aggregate of 39,827 shares of its common stock. Each warrant was exercisable at any time, but no later than its expiration date, which, depending on the warrants, ranged from April 9, 2015 to June 22, 2015. Each warrant had an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock dividends, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPL and as of March 31, 2016 the fair value of $27.8 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2016 and December 31, 2015, unfunded commitments totaled $2.4 million and $1.5 million, respectively, and if funded, their estimated fair values on such dates were $2.4 million and $1.5 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 or December 31, 2015.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016 or the three months ended March 31, 2015.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

	Fair Values as of March 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$888,370	$72,408,185	$73,296,555
Junior Secured	—	13,757,133	54,297,070	68,054,203
CLO Equity	—	—	1,381,812	1,381,812
Equity	—	—	5,785,044	5,785,044
	$—	$14,645,503	$133,872,111	$148,517,614

	Fair Values as of December 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$911,269	$80,220,519	$81,131,788
Junior Secured	—	14,642,630	43,593,371	58,236,001
CLO Equity	—	—	1,567,860	1,567,860
Equity	—	—	1,824,777	1,824,777
	$—	$15,553,899	$127,206,527	$142,760,426

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2016 and December 31, 2015, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$72,408,185	Bond Yield	Risk adjusted discount factor	8.5% - 22.9%	13.5%

		Market	EBITDA multiple	0.7x - 9.0x	5.3x

		Income	Weighted average cost of capital	9.8% - 22.0%	16.7%

Junior Secured	$54,297,070	Bond Yield	Risk adjusted discount factor	4.2% - 22.0%	12.3%

		Market	EBITDA multiple	5.8x - 8.3x	6.7x

		Income	Weighted average cost of capital	10.0% - 25.0%	18.9%

Equity	$5,785,044	Market	EBITDA multiple	3.8x - 17.3x	9.5x

		Income	Weighted average cost of capital	9.8% - 20.0%	15.6%

CLO equity	$1,381,812	Bond Yield	Risk adjusted discount factor	18.0%	18.0%

Type of Investment	Fair Value at December 31, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$80,220,519	Bond Yield	Risk adjusted discount factor	9.1% - 30.0%	13.7%

		Market	EBITDA multiple	2.2x - 9.2x	4.7x

		Income	Weighted average cost of capital	2.2% - 20.6%	10.2%

Junior Secured	$43,593,371	Bond Yield	Risk adjusted discount factor	4.9% - 21.8%	12.8%

		Market	EBITDA multiple	1.8x - 8.3x	5.7x

		Income	Weighted average cost of capital	4.0% - 19.5%	8.3%

Equity	$1,824,777	Market	EBITDA multiple	2.6x - 16.6x	8.8x

		Income	Weighted average cost of capital	10.1% - 20.6%	14.1%

CLO equity	$1,567,860	Bond Yield	Risk adjusted discount factor	13.2%	13.2%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Three Months Ended March 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Total Level 3 Assets

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$127,206,527
New investments	6,266,667	10,800,000	—	3,900,000	20,966,667
Principal payments received	(12,896,700)	(25,000)	(43,930)	—	(12,965,630)
Loan origination fees received	28,125	(216,000)	—	—	(187,875)
Payment in kind interest earned	110,177	43,648	—	—	153,825
Accretion of deferred loan origination fees/discounts	168,199	319,539	—	—	487,738
Transfer (to) from investment type	—	—	—	—	—
Net realized losses on investments	(700,465)	—	—	(519,320)	(1,219,785)
Change in unrealized appreciation (depreciation) on investments (2)	(788,337)	(218,488)	(142,118)	579,587	(569,356)
Fair value of portfolio, end of period	$72,408,185	$54,297,070	$1,381,812	$5,785,044	$133,872,111

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation (depreciation) of Level 3 investments held at March 31, 2016, was ($1,815,014). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

	Year ended December 31, 2015
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297
New investments	36,866,906	11,440,000	—	448,077	—	48,754,983
Principal payments received	(8,083,579)	(16,108,274)	(315,133)	(89,225)	(1,060,166)	(25,656,377)
Loan origination fees received	(937,190)	(122,500)	—	—	—	(1,059,690)
Payment in kind interest earned	603,852	304,697	—	—	183,243	1,091,792
Accretion of deferred loan origination fees/discounts	812,213	1,628,575	—	—	—	2,440,788
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	(4,315,133)	4,315,133		—		—
Net realized losses on investments	—	(674,880)	(351,217)	(104,525)	—	(1,130,622)
Change in unrealized appreciation (depreciation) on investments (2)	(780,520)	(934,182)	(65,644)	194,780	(234,078)	(1,819,644)
Fair value of portfolio, end of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/(depreciation) of Level 3 investments held at December 31, 2015, was $(690,397). Net realized gains/(losses) and net change in unrealized appreciation/(depreciation) are reflected on the Statement of Operations.

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

Note 7: Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.1 billion in credit assets of collateralized loan obligation funds and a total return swap.

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

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, the total return requirement acts to defer our obligation to pay our investment adviser an incentive fee to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments and even in the event that our pre-incentive fee net investment income exceeds the hurdle rate. Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the three months ended March 31, 2016 totaled $642,851 . Incentive fee expense for the three months ended March 31, 2015 totaled $324,765. The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $1.5 million and realized losses of $1.2 million for the three months ended March 31, 2016.

Total base management fees and incentive management fees expense was $1.4 million and $0.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Accrued base management fees and incentive management fees were $1.4 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap expired on April 29, 2014, the Company negotiated a new cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The 2015 cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014 to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.  In connection with the expiration of the 2015 cap, the Company entered into an annual cap for 2016 such that the maximum amount that would be payable by the Company for 2016 is the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000. Total administrative services expense was 0.2 million and 0.2 million for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. Accrued administrative services fees were $0.2 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received approximately $20,000 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Note 8: Commitments and Contingencies

At March 31, 2016, the Company had a total of $2.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2015, the Company had a total of $1.5 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Brite Media LLC	—	—	$266,667	$266,667
Chemical Information Services, LLC	285,000	281,785	285,000	282,185
Infinite Care, LLC	1,000,000	994,304	—	—
Lanco Acquisition, LLC	450,000	450,000	350,000	350,000
Northeast Metal Works LLC	325,000	325,000	325,000	325,000
WorkWell, LLC	300,000	300,000	300,000	300,000
Total Unfunded Revolver Commitments	2,360,000	2,351,089	1,526,667	1,523,852

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

Note 9: Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2016 because there were no outstanding warrants. There were no potentially dilutive common shares issued as of March 31, 2015 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2016	2015

Net increase (decrease) in net assets resulting from operations	$(132,999)	283,530
Weighted average shares outstanding (basic and diluted)	6,274,843	6,229,041
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	($0.02)	$0.05

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

Note 11: Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016, and March 31, 2015, respectively:

	Three Months Ended March 31,
	2016	2015

Per share data:
Net asset value at beginning of period	$14.26	$14.60
Net investment income (1)	0.41	0.32
Realized losses on investments (1)	(0.19)	—
Net unrealized depreciation on investments	(0.24)	(0.28)
Net increase in net assets from operations	(0.02)	0.04
Distributions from net investment income (2)	(0.34)	(0.34)
Distributions from capital gains (2)	—	—
Return of capital (2)	—	—
Total Distributions	(0.34)	(0.34)
Effect of shares issued, net of offering expenses	—	—
Net asset value at end of period	$13.90	$14.30
Net assets at end of period	87,286,817	89,315,812
Shares outstanding at end of period	6,281,763	6,244,309
Weighted average shares outstanding (basic and diluted)	6,274,843	6,229,041
Per share closing price at end of period	$12.17	$12.98

Ratios and Supplemental data:
Total Return (not annualized) (3)	0.75%	0.72%
Market Price Total Return (not annualized) (4)	7.24%	15.67%
Average Net Assets	$88,350,537	$90,495,056
Ratio of expenses to average net assets (annualized)	13.13%	9.28%
Ratio of net investment income to average net assets (annualized)	11.64%	8.89%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months ended March 31, 2016 were less than net investment income in the amount of $454,014. Distributions for the three months ended March 31, 2015 were in excess of net investment income in the amount of $91,128. See Dividends and Distributions Policy in Note 2.

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

Note 12: Subsequent Events

On April 5, 2016, the Company provided WBL SPE II, LLC with a $1.5 million incremental term loan and extended the maturity date from December 23, 2016 to September 30, 2017.  In conjunction with this amendment and incremental funding, WBL SPE I, LLC prepaid its term loan by $1.5 million.

On May 4, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of May 27, 2016, June 23, 2016 and July 21, 2016.

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

We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"), and we intend to qualify annually as a RIC. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Portfolio

Portfolio Composition

As of March 31, 2016, we had $148.5 million (at fair value) invested in 34 companies. As of March 31, 2016, our portfolio was comprised of approximately 49.4% senior secured term loans (including last-out senior secured loans), 45.8% junior secured term loans, 3.9% equity investments and 0.9% CLO equity investments.

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio was comprised of approximately 56.8% senior secured term loans, 40.8% junior secured term loans, 1.3% equity investments and 1.1% CLO equity investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, often times with a corresponding equity investment component. The composition of our investments as of March 31, 2016 and December 31, 2015 was as follows:

	As of March 31, 2016		As of December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Senior Secured (1)	$74,852,850	$73,296,555	$81,879,369	$81,131,788
Junior Secured	70,087,712	68,054,203	59,156,136	58,236,001
Equity	5,007,577	5,785,044	1,626,897	1,824,777
CLO Equity	1,523,930	1,381,812	1,567,860	1,567,860
Total Investments	$151,472,069	$148,517,614	$144,230,262	$142,760,426

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At March 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.8 million and $4.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $12.8 million and $13.0 million, respectively. At December 31, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.4 million and $4.3 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $12.9 million and $13.1 million, respectively.

At March 31, 2016, 66.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 33.8% of the debt investments bore interest at fixed rates. At December 31, 2015, 70.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 29.1% bore interest at fixed rates.

The weighted average yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of March 31, 2016 and December 31, 2015 was approximately 13.4% and 13.9%, respectively. The weighted average yield was computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended March 31, 2016 and March 31, 2015 is summarized in the table below. PIK collections for the three months ended March 31, 2016 were mainly driven by the payoff of Infinite Aegis, LLC.

	Three Months Ended March 31,
	2016	2015

PIK, beginning of period	$1,756,332	$1,524,126
Accrual	153,826	306,126
Payments	(436,775)	(18,733)
PIK, end of period	$1,473,383	$1,811,519

Investment Activity

During the three months ended March 31, 2016, we closed $17.8 million of debt investments commitments and $3.9 million of equity investments in three new portfolio companies. During the three months ended March 31, 2015, we closed $13.9 million of investments in two new portfolio companies and two of our existing portfolio companies.

During the three months ended March 31, 2016, we exited $10.4 million of debt investment commitments in two portfolio companies. During the three months ended March 31, 2015, we exited $1.0 million of debt investments in two portfolio companies.

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

•
Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which there is an increased possibility of some loss of return but no loss of principal is expected.

•
Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio	Number of Debt Investments

1	$32.4	22.9%	6	$31.5	22.6%	5
2	85.0	60.1%	19	87.7	62.9%	19
3	12.6	8.9%	2	12.1	8.7%	3
4	11.0	7.8%	2	7.2	5.2%	2
5	0.4	0.3%	1	0.9	0.6%	1
	$141.4	100.0%	30	$139.4	100.0%	30

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. As of March 31, 2016, we had one loan on non-accrual status which comprised 1.3% of our portfolio at cost. As of December 31, 2015, we had one loan on non-accrual status which comprised approximately 1.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months and Nine Months Ended March 31, 2016 and March 31, 2015

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

Investment income for the three months ended March 31, 2016 totaled $5.5 million, compared to investment income of $4.1 million for the three months ended March 31, 2015. Investment income for the three months ended March 31, 2016 was comprised of $4.8 million in cash interest, $0.2 million in PIK interest and $0.5 million in fees earned on the investment portfolio. Investment income for the three months ended March 31, 2015 was comprised of $3.4 million in cash interest, $0.3 million in PIK interest and $0.4 million in fees earned on the investment portfolio. The increase in investment income in the three months ended March 31, 2016 is primarily attributable to a larger investment portfolio during the period, as compared to the three months ended March 31, 2015.

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

Operating expenses totaled $2.9 million for the three months ended March 31, 2016, compared to $2.1 million for the three months ended March 31, 2015. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due to a $0.4 million increase in management fees discussed below and $0.1 million increase in administrative expenses for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Interest expense increased $0.3 million in the three months ended March 31, 2016, compared to March 31, 2015 due to higher outstanding indebtedness in the three months ended March 31, 2016 and the higher cost of the unsecured notes issued during the three months ended March 31, 2015.

We recorded an administrative services expense of $0.2 million for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015. In connection with the expiration of the 2015 cap, the Company entered into an annual cap for 2016 such that the maximum amount that would be payable by the Company for 2016 is the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000.

The base management fee for the three months ended March 31, 2016 was $0.7 million, compared to $0.6 million for the three months ended March 31, 2015. The increase in the base management fee is attributable to increased gross investments during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Incentive management fees for the three months ended March 31, 2016 were $0.6 million, compared to $0.3 million for the three months ended March 31, 2015.

Net Investment Income

For the three months months ended March 31, 2016, net investment income was $2.6 million, compared to $2.0 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net investment income per share was $0.41 compared to $0.32 for the three months ended March 31, 2015.

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

We recognized $1.2 million in realized losses on our investments for the three months ended March 31, 2016, compared to $0.0 million in realized gains on our investments in the three months ended March 31, 2015.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(1.5) million for the three months ended March 31, 2016 and $(1.7) million for the three months ended March 31, 2015.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $(0.1) million for the three months ended March 31, 2016, compared to $0.3 million for the three month ended March 31, 2015. The $0.4 million decrease in net assets for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 was primarily attributable to a $(1.2) million increase in the change in net realized gains (losses) on investments, partially offset by a $0.6 million increase in net investment income and a $0.2 million decrease in net unrealized depreciation for the three months ended March 31, 2016, as compared to the the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $4.9 million and $11.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $4.6 million and $11.6 million, respectively, for the three months ended March 31, 2016 and March 31, 2015. Our financing activity proceeds for the three months ended March 31, 2016 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2016 and 2015, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2016 and December 31, 2015, we were in compliance with this requirement. Prior to our initial public offering, we were not in compliance with this requirement, but we used the proceeds from the initial public offering to pay down the outstanding balance under the JMP Facility (defined below) and, as a result, became compliant. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2016 and December 31, 2015, we had cash and restricted cash of $2.8 million and $3.1 million, respectively.

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
As of March 31, 2016 and December 31, 2015, the outstanding balance on the $55.0 million Credit Facility was $36.3 million and $29.7 million, respectively.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2016, the outstanding balance of the Notes was $27.5 million.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016, our only off-balance sheet arrangements consisted of $2.4 million of unfunded revolving line of credit commitments to five of our portfolio companies.  As of December 31, 2015, our only off-balance sheet arrangements consisted of $1.5 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

On April 5, 2016, the Company provided WBL SPE II, LLC with a $1.5 million incremental term loan and extended the maturity date from December 23, 2016 to September 30, 2017.  In conjunction with this amendment and incremental funding, WBL SPE I, LLC prepaid its term loan by $1.5 million.

On May 4, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of May 27, 2016, June 23, 2016 and July 21, 2016.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three and nine months ended March 31, 2016, twenty-two of our debt investments, or 66.2%, of the fair value of our debt investments bore interest at floating rates. Seventeen of these floating rate loans have interest rate floors, with the weighted average LIBOR floor at 0.61%, which effectively converts the loans to fixed rate loans in the current interest rate environment. Two of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. For the three months ended March 31, 2015, eighteen loans, or 63.1%, of the fair value of the portfolio bore interest at floating rates. Fourteen of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.3 million. Alternatively, a hypothetical decrease in LIBOR would decrease our net investment income by approximately $0.1 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.   Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended March 31, 2016, we issued a total of 12,094 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $122,951 for the three months ended March 31, 2016.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: May 10, 2016	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)