Form 10-Q
period 2016-06-30
Harvest Capital Credit Corp
filed 2016-08-09
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

(212) 906-3592
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 8, 2016 was 6,291,216.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2016

i

PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements

Harvest Capital Credit Corporation
Statements of Assets and Liabilities (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $133,581,375 at 6/30/16 and $135,198,490 at 12/31/15)	$132,146,918	$135,516,729
Affiliated investments, at fair value (cost of $15,893,085 at 6/30/16 and $9,031,772 at 12/31/15)	13,241,057	7,243,697
Control investments, at fair value (cost of $909,973 at 6/30/16 and $0 at 12/31/15)	909,973	—
Total investments, at fair value (cost of $150,384,433 at 6/30/16 and $144,230,262 at 12/31/15)	146,297,948	142,760,426

Cash	155,231	595,047
Restricted cash	2,615,358	2,474,362
Interest receivable	391,275	1,112,885
Accounts receivable – other	51,524	304,969
Deferred offering costs	954,404	1,023,246
Deferred financing costs	634,702	748,637
Other assets	232,721	118,287
Total assets	$151,333,163	$149,137,859

LIABILITIES:
Revolving line of credit	$35,484,964	$29,698,293
Unsecured notes	27,500,000	27,500,000
Accrued interest payable	486,709	412,099
Accounts payable - base management fees	744,016	739,517
Accounts payable - incentive management fees	318,536	848,841
Accounts payable - administrative services expenses	210,299	220,872
Accounts payable and accrued expenses	346,382	282,949
Other liabilities	11,214	21,032
Total liabilities	65,102,120	59,723,603

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,293,298 issued and 6,287,798 outstanding at 6/30/16 and 6,269,669 issued and outstanding at 12/31/15	6,293	6,270
Capital in excess of common stock	90,254,484	89,989,686
Treasury shares at cost, 5,500 and 0 shares at 6/30/16 and 12/31/15, respectively	(68,911)	—
Accumulated realized losses on investments	(2,230,690)	(1,066,131)
Net unrealized depreciation on investments	(4,086,485)	(1,469,836)
Undistributed net investment income	2,356,352	1,954,267
Total net assets	86,231,043	89,414,256
Total liabilities and net assets	$151,333,163	$149,137,859

Common stock issued and outstanding	6,287,798	6,269,669

Net asset value per common share	$13.71	$14.26

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,552,174	$3,828,387	$8,107,925	$7,168,423
Cash - affiliated investments	332,771	91,000	574,736	181,000
Cash - control investments	31,155	—	31,155	—
PIK - non-affiliated/non-control investments	387,391	314,992	541,216	621,118
PIK - control investments	9,973	—	9,973	—
Amortization of fees, discounts and premiums, net	366,408	425,515	863,516	787,059
Total interest income	4,679,872	4,659,894	10,128,521	8,757,600
Other income	48,889	9,118	73,586	23,701
Total investment income	4,728,761	4,669,012	10,202,107	8,781,301

Expenses:
Interest expense – revolving line of credit	342,754	176,968	597,332	300,573
Interest expense - unused line of credit	23,815	77,726	71,535	162,311
Interest expense - deferred financing costs	66,935	66,057	132,992	132,114
Interest expense - unsecured notes	481,251	481,251	962,502	823,474
Interest expense - deferred offering costs	48,721	45,007	96,485	74,520
Total interest expense	963,476	847,009	1,860,846	1,492,992

Professional fees	195,896	205,949	377,790	387,531
General and administrative	227,069	227,645	445,546	416,404
Base management fees	744,016	654,905	1,481,831	1,264,237
Incentive management fees	318,536	543,946	961,387	868,711
Administrative services expense	210,299	173,931	431,218	323,931
Total expenses	2,659,292	2,653,385	5,558,618	4,753,806
Net Investment Income, before taxes	2,069,469	2,015,627	4,643,489	4,027,495
Excise tax	—	35,864	(2,615)	35,864
Net Investment Income, after taxes	2,069,469	2,051,491	4,640,874	4,063,359

Net realized gains (losses):
Non-affiliated / Non-control investments	55,226	(674,880)	(22,296)	(659,061)
Affiliated investments	—	—	(1,142,263)	—
Net realized gains (losses)	55,226	(674,880)	(1,164,559)	(659,061)
Net change in unrealized (depreciation) appreciation	(1,132,027)	1,814,698	(2,616,649)	70,541
Total net unrealized and realized (losses) gains	(1,076,801)	1,139,818	(3,781,208)	(588,520)

Net increase in net assets resulting from operations	$992,668	$3,191,309	$859,666	$3,474,839

Net investment income per share	$0.33	$0.33	$0.74	$0.65
Net increase in net assets resulting from operations per share	$0.16	$0.51	$0.14	$0.56
Weighted average shares outstanding (basic and diluted)	6,286,014	6,248,539	6,280,428	6,238,844
Dividends paid per common share	$0.34	$0.34	$0.68	$0.68

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Statements of Changes in Net Assets (Unaudited)

	Six Months Ended June 30,
	2016	2015

Increase in net assets from operations:
Net investment income	$4,640,874	$4,063,359
Net realized losses on investments	(1,164,559)	(659,061)
Net change in unrealized (depreciation) appreciation on investments	(2,616,649)	70,541
Net increase in net assets resulting from operations	859,666	3,474,839

Distributions to shareholders (1):
Distributions from net investment income	(4,238,789)	(4,210,783)
Decrease in net assets resulting from shareholder distributions	(4,238,789)	(4,210,783)

Capital share transactions:
Reinvestment of dividends (2)	264,821	376,804
Share repurchases	(68,911)	—
Net increase in net assets from capital share transactions	195,910	376,804

Total decrease in net assets	(3,183,213)	(359,140)
Net assets at beginning of period	89,414,256	90,872,315

Net assets at end of period	$86,231,043	$90,513,175

Capital share activity (common shares):
Shares issued from reinvestment of dividends	23,629	30,537
Shares repurchased	(5,500)	—
Net increase in capital share activity	18,129	30,537

(1)
Net investment income exceeded distributions for the six months ended June 30, 2016 in the amount of $402,085. Distributions for the six months ended June 30, 2015 were in excess of net investment income in the amount of $147,424. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $24 and $30 and funds received for fractional shares of $46 and $24 for the six months ended June 30, 2016 and 2015, respectively.
 See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$859,666	$3,474,839
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(551,189)	(690,968)
Paid in kind income collected	436,775	69,850
Net realized losses on investments	1,164,559	659,061
Net change in unrealized depreciation (appreciation) of investments	2,616,649	(70,541)
Amortization of fees, discounts and premiums, net	(863,516)	(787,059)
Amortization of deferred financing costs	132,992	132,114
Amortization of deferred offering costs	96,485	74,520
Purchase of investments (net of loan origination and other fees)	(23,189,202)	(18,855,898)
Proceeds from principal payments	16,839,713	6,573,543
Changes to operating assets and liabilities
Decrease (increase) in interest receivable	721,610	(368,793)
Decrease (increase) in accounts receivable - other and other assets (1)	147,708	(293,251)
Increase in accrued interest payable	74,610	390,843
Decrease in accounts payable and other liabilities	(482,764)	(1,237,852)

Net cash used in operating activities	(1,995,904)	(10,929,592)

Cash flows from financing activities:
Borrowings on revolving credit facility	16,131,375	18,200,000
Repayment of borrowings on revolving credit facility	(10,344,704)	(29,477,504)
Proceeds from the issuance of unsecured notes	—	27,500,000
Offering expenses	(46,699)	(1,038,832)
Proceeds from the issuance of common stock and common units	46	17
Repurchased shares (held in Treasury Stock)	(68,911)	—
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $264,765 and $376,780, respectively)	(3,974,023)	(3,834,003)

Net cash provided by financing activities	1,697,084	11,349,678

Net (decrease) increase in cash during the period	(298,820)	420,086

Cash at beginning of period	3,069,409	2,171,771

Cash at end of period	$2,770,589	$2,591,857

Non-cash operating activities:
Amendment fees (1)	(66,303)	59,433

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$264,765	$376,780

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,556,755	$895,515

(1) Includes $75,000 of non-cash amendment fees that were written off related to the impairment of Peekay Acquisition, LLC.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Schedule of Investments (unaudited)
(as of June 30, 2016)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.4%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,179,889	1,163,972	1,179,889
			(14.00%; the greater of 14.00% and LIBOR +8.50%)

			Residual Value	(4)	10/03/14	—	8,699	27,000

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,078,649	3,964,676	4,030,796
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	141,751

Automotive
Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019	(13)	10/31/14	10,000,000	9,922,377	9,438,987
			(15.46%; LIBOR +12.00% plus 3.00% default interest)

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	1.6%	*	4,200,000 Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	1,503,129	1,396,204
			(14.9% effective yield)

WBL SPE I, LLC	7.5%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	6,500,000	6,492,757	6,500,000
			(13.00% Cash)

WBL SPE II, LLC	8.2%	*	Senior Secured Term Loan, due 09/30/2017		09/30/14	7,113,955	7,024,146	7,113,955
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	49,209 Class B Common Equity Units	(10)	12/23/13	—	200,000	252,256
			(0.31% on a fully diluted basis)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.4%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,872,254	3,774,000
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	4.3%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	3,750,000	3,731,507	3,733,594
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Yucatan Foods, L.P.	12.5%	*	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,339,197	8,181,854	8,181,854
			(14.50%; 8.00% cash/6.50% PIK)	(11)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

			Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,667,908	2,617,913	2,617,913
			(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(11)

Capital Equipment
Douglas Machines Corp.	5.1%	*	Junior Secured Term Loan, due 12/31/2018	(9)	05/07/14	4,252,633	4,170,593	4,252,633
			(12.50% Cash)

			Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	158,663
			(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	350,500	345,256	350,500
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,417,150	2,362,515	2,416,000
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Warrants to purchase 1,364 Common Equity Units		06/13/14	—	42,000	273,700
			(12.00% on a fully diluted basis)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	7.2%	*	Junior Secured Term Loan, due 03/30/2017	(5)	05/27/15	7,046,769	6,598,278	6,183,871
			(10.00%; 5.00% Cash / 5.00% PIK)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	977,500	977,928	951,841
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	5.2%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,426,803	4,500,000
			(9.72%; LIBOR + 9.25%)

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,410,191	4,328,165	4,410,191
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(11)

High Tech Industries
Applied Systems, Inc.	0.6%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	484,788	481,957	483,171
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.4%	*	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,948,763	2,922,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Mercury Network, LLC	2.3%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,891,304	1,860,426	1,843,500
			(9.75%; LIBOR +8.75% with 1.00% LIBOR floor)	(11)

			86,957 Class A Common Equity Units		05/12/15	—	86,957	104,000
			(0.59% on a fully diluted basis)

Optimal Blue, LLC	0.9%	*	100,000 Class A Common Equity Units		12/18/13	—	100,000	783,628
			(0.38% on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	5.0%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,270,765	4,231,893	4,270,765
			(12.63%; LIBOR +12.00% with no LIBOR floor)	(11)

			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.63%; LIBOR +12.00% with no LIBOR floor)	(11)

Multicultural Radio Broadcasting, Inc.	5.6%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,835,000
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.9%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,263,658	5,211,684	5,230,000
			(12.50%; LIBOR +11.75% with 0.75% LIBOR floor)	(11)

			Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	660,000
			(12.50%; LIBOR +11.75% with 0.75% LIBOR floor)	(11)

			100 Class A Common Equity Units		04/24/14	—	100,000	41,000
			(1.08% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	15.0%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,461,245	11,559,384	11,735,000
			(14.47%; LIBOR +14.00% with 0.20% LIBOR floor)	(11)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,175,000	1,175,000	1,175,000
			(14.47%; LIBOR +14.00% with 0.20% LIBOR floor)	(11)

Retailer
CP Holding Co., Inc. (Choice Pet)	6.0%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,491,699	5,434,613	5,206,981

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

			(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business
Language Line, LLC	4.6%	*	Junior Secured Term Loan, due 07/07/2022		07/01/15	3,994,442	3,940,368	3,984,456
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Novitex Acquisition, LLC	7.8%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,944,216	6,766,000
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	7.0%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,935,179	5,894,519	5,935,179
			(15.0%; 12.50% Cash/2.50% PIK)

			100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	96,890
			(0.58% on a fully diluted basis)

Sitel Worldwide Corporation	2.0%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,717,608	1,723,750
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	2.6%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,877,527	2,215,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments						133,169,138	133,581,375	132,146,918

Affiliated Investments

Healthcare & Pharmaceuticals
Infinite Care, LLC	9.3%	*	Senior Secured Term Loan, due 02/28/2019	(6)	02/29/16	6,000,000	5,968,359	5,999,673
			(12.47%; LIBOR+12.00% with 0.42% LIBOR floor)
			3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	2,061,450
			(27.00% on a fully diluted basis)

WorkWell, LLC	5.6%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,660,938	4,574,296	4,605,000
			(12.17%; LIBOR + 11.50% with 0.50% LIBOR floor)

			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.17%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			250,000 Preferred Equity Units		10/22/15	—	250,000	247,000
			(6.28% on a fully diluted basis)

			250,000 Common Equity Units		10/22/15	—	—	7,000

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

			(0.63% on a fully diluted basis)

Retailer
Peekay Acquisition, LLC	0.4%	*	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,115,125	1,995,430	320,934
			(17.00% PIK)	(7)

			35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
			(5.95% on a fully diluted basis)

Subtotal Affiliated Investments						12,776,063	15,893,085	13,241,057

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.1%	*	1,800 Common Equity Units		03/18/16	—	909,973	909,973
			(46.15% on a fully diluted basis)

Subtotal Control Investments						—	909,973	909,973

Total Investments as of 06/30/2016	169.7%	*				145,945,201	150,384,433	146,297,948

* Value as a percentage of net assets.

(1)
Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Equity investments (other than Flight Lease VII, LLC), residual values and warrants are non-income producing. All investments other than Atrium Innovations, Inc., Flight Lease VII, LLC, Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 11.3% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $2.5 million, $6.4 million, and $3.9 million, respectively.  The tax cost of investments is $150.2 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash to 10.0% (5.0% cash / 5.0% PIK).

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at June 30, 2016.
(7)
The debt investment in Peekay Acquisition, LLC ("Peekay") was not paid off by its February 15, 2016 maturity date. Effective February 1, 2016 the debt investment was placed on non-accrual status. The loan is in default and lenders are working with the company on restructuring its debt.

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

(10)
The Company owns 49,209 of Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the June 30, 2016 fair value.

(11)	The coupon on the loan is subject to a pricing grid based on the ratio of Debt to EBITDA of the portfolio company.
(12)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document.

(13)
On April 22, 2016, the Company received notice from the senior secured lender to Fox Rent a Car, Inc. ("Fox") that, due to Fox's violation of certain covenants under its senior secured credit facility, it was blocking the junior secured term loan lenders from receiving interest payments until the covenant breaches are cured, waived by the senior secured lenders or the blockage period expires. The loan was on non-accrual status at June 30, 2016.

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
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carries a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remains unchanged at September 30, 2016. CRS was taken off non-accrual during the three months ended June 30, 2015 and interest income on the restructured loan is currently being accrued.

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

Restricted Cash

Restricted cash of $2.6 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3 Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investments and Related Investment Revenue and Expense

All revenue and expenses attributable to investments are reflected on the statement of operations commencing on the settlement date unless otherwise specified by the transaction documents.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $0.1 million in net realized gains during the three months ended June 30, 2016 and $0.7 million in net realized losses during the three months ended June 30, 2015. We recognized $1.2 million in net realized losses during the six months ended June 30, 2016 and $0.7 million in net realized losses during the six months ended June 30, 2015

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $1.1 million in net change in unrealized depreciation during the three months ended June 30, 2016 and $1.8 million in net change in unrealized appreciation during the three months ended June 30, 2015. We recognized $2.6 million in net change in unrealized depreciation during the six months ended June 30, 2016 and $0.1 million in net change in unrealized appreciation during the six months ended June 30, 2015.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but generally 25% or less, of the outstanding voting securities of another person. The Company had

30 investments that were classified as non-control/non-affiliate investments as of June 30, 2016 and December 31, 2015. The Company had 3 investments classified as affiliate as of June 30, 2016 and 3 classified as affiliate as of December 31, 2015. The Company had 1 investment classified as control as of June 30, 2016 and none classified as control as of December 31, 2015. The control investment as of June 30, 2016 was the result of an investment in a portfolio company during the quarter ended March 31, 2016 whereby we obtained a controlling financial interest.

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

In the case of investments that are Level 3 assets and have an investment rating of 1, we engage an independent external valuation firm to review all material investments, at least annually. In quarters where an external valuation is not prepared for such investments, our management or the investment professionals of our investment adviser prepare an internal valuation analysis (in the form of a portfolio monitoring report or “PMR”) for such investments.

In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we engage an independent external valuation firm to review all such material investments quarterly. However, in certain cases for Level 3 assets that are internally rated 2, we may determine that it is more appropriate for the Company to prepare a PMR instead of engaging an independent valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In the case of investments that are Level 3 assets and have an investment rating of 3 through 5, our management or the investment professionals of our investment adviser prepare a PMR, which is considered in addition to the review of the independent external valuation firm..

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

The board of directors undertakes a multi-step valuation process at each measurement date.

•	Our valuation process begins with (i) an internally prepared PMR, (ii) an external valuation report prepared by an independent valuation firm, or (iii) both (i) and (ii), for all Level 3 investments.

•	Preliminary valuation conclusions are documented and discussed with our senior management.

•	The audit committee of our board of directors reviews and discusses the preliminary valuations.

•
The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our senior management, the independent valuation firm report (if reviewed in such quarter), and the audit committee.

 Valuation Methodology

The following section describes the valuation methods and techniques used to measure the fair value of the investments.

Fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of our management, are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which our management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) the market approach (enterprise value), (iv) the income approach (discounted cash flow analysis) or (v) the bond yield approach.

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

Capital Gains Incentive Fee

Under GAAP, the Company calculates the capital gains incentive fee as if the Company had realized all investments at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive fee that is ultimately paid and the differences could be material.

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of June 30, 2016 and December 31, 2015 was $954,404 and $1,023,246, respectively. The amortization expense relating to deferred debt offering costs during the three months ended June 30, 2016 and June 30, 2015 was $48,721 and $45,007, respectively. The amortization expense relating to deferred debt offering costs during the six months ended June 30, 2016 and June 30, 2015 was $96,485 and $74,520, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2016 and December 31, 2015 was $634,702 and $748,637, respectively. The amortization expense relating to deferred debt financing costs during the three months ended June 30, 2016 and June 30, 2015 was $66,935 and $66,057, respectively. The amortization expense relating to deferred debt financing costs during the six months ended June 30, 2016 and June 30, 2015 was $132,992 and $132,114, respectively.

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

During both the three months ended June 30, 2016 and the three months ended June 30, 2015, the Company declared dividends totaling $0.34 per share. During both the six months ended June 30, 2016 and the six months ended June 30, 2015, the Company declared dividends totaling $0.68 per share.

 Income Taxes

Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated, and intends to receive RIC tax treatment annually thereafter, as a RIC under Subchapter M of the Code. To receive RIC tax treatment, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of June 30, 2016. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the application of ASU 2015-03 to debt issuance costs associated with the line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of our Notes net of the associated debt issuance costs in the liabilities section on the Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of our Credit Facility. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015. As an emerging growth company, we have the option to adopt these pronouncements for interim periods beginning after December 15, 2016 and have elected to do so.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 has been deferred by one year via ASU 2015-14 and will now be effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. We are currently evaluating the impact to our financial statements.

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

As of June 30, 2016, the outstanding balance on the Credit Facility was $35.5 million. As of December 31, 2015, the outstanding balance on the Credit Facility was $29.7 million. As of June 30, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $954,404.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of June 30, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 32.8% and 33.0% of total debt investments outstanding as of June 30, 2016 and December 31, 2015, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 31.9% and 30.9% of total loan interest and fee income for the three months ended June 30, 2016 and June 30, 2015, respectively. Interest income from the five largest debt investments accounted for approximately 29.6% and 29.7% of total loan interest and fee income for the six months ended June 30, 2016 and June 30, 2015, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received under the Company's DRIP plan for shares of the Company’s common stock and shares repurchased in the open market by the Company for the three months and six months ended June 30, 2016 and June 30, 2015.

	2016		2015
	Shares Issued	Net Proceeds	Shares Issued	Net Proceeds
Total dividend reinvestment plan for the three months ended June 30	11,535	$141,814	8,901	$114,824
Total shares repurchased during the three months ended June 30	(5,500)	$(68,911)	—	—
Net shares issuance during the three months ended June 30	6,035	$72,903	8,901	$114,824

Total dividend reinvestment plan for the six months ended June 30	23,629	$264,765	30,537	$376,780
Total shares repurchased during the six months ended June 30	(5,500)	$(68,911)	—	—
Net shares issuance during the six months ended June 30	18,129	$195,854	30,537	$376,780

As of June 30, 2016 and June 30, 2015, the Company had no warrants outstanding.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 or the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months and six months ended June 30, 2016, the Company repurchased 5,500 shares of its common stock at an average price of $12.53 per share, and a total cost of $68,911. As of June 30, 2016, approximately $2.9 million of common stock remains eligible for repurchase under the repurchase plan. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for further information on the repurchases made during this period.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs. The Notes trade under the ticker HCAPL and as of June 30, 2016 the fair value of $27.8 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of June 30, 2016 and December 31, 2015, unfunded commitments totaled $2.4 million and $1.5 million, respectively, and if funded, their estimated fair values on such dates were $2.4 million and $1.5 million, respectively. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 or December 31, 2015. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

	Fair Values as of June 30, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$951,841	$72,133,184	$73,085,025
Junior Secured	—	12,139,971	54,572,437	66,712,408
CLO Equity	—	—	1,396,204	1,396,204
Equity	—	—	5,104,311	5,104,311
	$—	$13,091,812	$133,206,136	$146,297,948

	Fair Values as of December 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$911,269	$80,220,519	$81,131,788
Junior Secured	—	14,642,630	43,593,371	58,236,001
CLO Equity	—	—	1,567,860	1,567,860
Equity	—	—	1,824,777	1,824,777
	$—	$15,553,899	$127,206,527	$142,760,426

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2016 and December 31, 2015, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$72,133,184	Bond Yield	Risk adjusted discount factor	8.5% - 30.0%	12.3%

		Market	EBITDA multiple	0.7x - 9.2x	5.3x

		Income	Weighted average cost of capital	10.0% - 21.0%	17.2%

Junior Secured	$54,572,437	Bond Yield	Risk adjusted discount factor	5.9% - 23.8%	12.5%

		Market	EBITDA multiple	5.9x - 8.3x	6.9x

		Income	Weighted average cost of capital	7.1% - 25.0%	16.3%

Equity	$5,104,311	Market	EBITDA multiple	4.1x - 8.3x	5.1x

		Income	Weighted average cost of capital	10.0% - 20.0%	19.1%

CLO equity	$1,396,204	Bond Yield	Risk adjusted discount factor	14.9%	14.9%

Type of Investment	Fair Value at December 31, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$80,220,519	Bond Yield	Risk adjusted discount factor	9.1% - 30.0%	13.7%

		Market	EBITDA multiple	2.2x - 9.2x	4.7x

		Income	Weighted average cost of capital	2.2% - 20.6%	10.2%

Junior Secured	$43,593,371	Bond Yield	Risk adjusted discount factor	4.9% - 21.8%	12.8%

		Market	EBITDA multiple	1.8x - 8.3x	5.7x

		Income	Weighted average cost of capital	4.0% - 19.5%	8.3%

Equity	$1,824,777	Market	EBITDA multiple	2.6x - 16.6x	8.8x

		Income	Weighted average cost of capital	10.0% - 20.6%	14.1%

CLO equity	$1,567,860	Bond Yield	Risk adjusted discount factor	13.2%	13.2%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Six Months Ended June 30, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity	Total Level 3 Assets

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$127,206,527
New investments	8,766,667	10,800,000	—	3,900,000	23,466,667
Principal payments received	(15,883,340)	(62,500)	(64,732)	—	(16,010,572)
Loan origination fees received	(14,937)	(216,000)	—	—	(230,937)
Payment in kind interest earned	198,664	342,552	—	9,973	551,189
Accretion of deferred loan origination fees/discounts	296,304	544,827	—	—	841,131
Net realized losses on investments	(700,465)	—	—	(519,320)	(1,219,785)
Change in unrealized appreciation (depreciation) on investments (2)	(750,228)	(429,813)	(106,924)	(111,119)	(1,398,084)
Fair value of portfolio, end of period	$72,133,184	$54,572,437	$1,396,204	$5,104,311	$133,206,136

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation (depreciation) of Level 3 investments held at June 30, 2016, was ($2,643,741). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

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

Note 7. Related Party Transactions

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

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, even in the event that our pre-incentive fee net investment income exceeds the hurdle rate, no incentive fee will be payable to the extent that we have generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on our investments.

Additionally, our investment adviser agreed to waive its incentive fees from the period beginning with our initial public offering through March 31, 2014 to the extent required to support a minimum annual dividend yield of 9% (paid on a monthly basis) based on our initial public offering price per share of $15.00 per share. The number of shares of common stock taken into account in connection with this determination only included shares outstanding immediately after the initial public offering plus the number of shares of common stock issued pursuant to our dividend reinvestment plan relating to those shares during the waiver period. Incentive fee expense for the three months and six months ended June 30, 2016 totaled $0.3 million and 1.0 million, respectively, after giving effect to the total return requirement discussed above. Incentive fee expense for the three and six months ended June 30, 2016 would have been $0.5 million and $1.2 million, respectively, had the total return requirement not applied. Incentive fee expense for the three months and six months ended June 30, 2015 totaled $0.5 million and $0.9 million, respectively.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $1.1 million and realized gains of $0.1 million for the three months ended June 30, 2016.

Total base management fees and incentive management fees expense was $1.1 million and $1.2 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Total base management fees and incentive management fees expense was $2.4 million and $2.1 million for the six months ended June 30, 2016 and June 30, 2015. Accrued base management fees and incentive management fees were $1.1 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap on April 29, 2014, the Company negotiated a cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during 2015.  The 2015 cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed

$800,000.  In connection with the expiration of the 2015 cap, the Company entered into an annual cap for 2016 such that the maximum amount that would be payable by the Company for 2016 is the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000. Total administrative services expense was $0.2 million and $0.4 million for the three months and the six months ended June 30, 2016, respectively. Total administrative services expense was $0.2 million and $0.3 million for the three months and six months ended June 30, 2015, respectively. Accrued administrative services fees were $0.2 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received approximately $20,000 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Note 8. Commitments and Contingencies

At June 30, 2016, the Company had a total of $2.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2015, the Company had a total of $1.5 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Brite Media LLC	—	—	$266,667	$266,667
Chemical Information Services, LLC	285,000	285,000	285,000	282,185
Infinite Care, LLC	1,000,000	999,946	—	—
Lanco Acquisition, LLC	450,000	450,000	350,000	350,000
Northeast Metal Works LLC	325,000	325,000	325,000	325,000
WorkWell, LLC	300,000	296,400	300,000	300,000
Total Unfunded Revolver Commitments	2,360,000	2,356,346	1,526,667	1,523,852

Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provisions of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of June 30, 2016 or June 30, 2015 because there were no outstanding warrants. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net increase (decrease) in net assets resulting from operations	$992,668	$3,191,309	$859,666	$3,474,839
Weighted average shares outstanding (basic and diluted)	6,286,014	6,248,539	6,280,428	6,238,844
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.16	$0.51	$0.14	$0.56

Note 10. Taxable/Distributable Income and Dividend Distributions

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred a U.S. federal excise tax of $1,393 for calendar year 2015.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months and six months ended June 30, 2016, and June 30, 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Per share data:
Net asset value at beginning of period	$13.90	$14.30	$14.26	$14.60
Net investment income (1)	0.33	0.33	0.74	0.65
Realized gains (losses) on investments (1)	0.01	(0.11)	(0.19)	(0.11)
Net change in unrealized appreciation (depreciation) on investments	(0.19)	0.29	(0.42)	0.01
Net increase in net assets from operations	0.15	0.51	0.13	0.55
Distributions to stockholders (2)	(0.34)	(0.34)	(0.68)	(0.68)
Net asset value at end of period	$13.71	$14.47	$13.71	$14.47
Net assets at end of period	86,231,043	90,513,175	86,231,043	90,513,175
Shares outstanding at end of period	6,287,798	6,253,210	6,287,798	6,253,210
Weighted average shares outstanding (basic and diluted)	6,286,014	6,248,539	6,280,428	6,238,844
Per share closing price at end of period	$12.78	$14.04	$12.78	$14.04

Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	1.37%	3.83%	2.13%	4.57%
Total investment return (not annualized) (4)	7.92%	10.99%	15.73%	28.37%
Average Net Assets	$86,758,930	$89,601,448	$87,644,039	$90,152,886
Ratio of expenses to average net assets (annualized)	12.26%	11.69%	12.69%	10.47%
Ratio of net investment income to average net assets (annualized)	9.54%	9.16%	10.59%	9.01%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months ended June 30, 2016 were in excess of net investment income in the amount of $51,917. Dividends were less than net investment income in the amount of $402,085 for the six months ended June 30, 2016. Distributions for the three months and six months ended June 30, 2015 were in excess of net investment income in the amount of $57,295 and $147,424, respectively. See Dividends and Distributions Policy in Note 2.

(3)
Total return based on change in net asset value measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.

(4)
Total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (and assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The return does not reflect any sales load that may be paid by investors.

Note 12: Subsequent Events

On July 1, 2016, the Company received $0.8 million for its Class A equity units in Optimal Blue, LLC. The internal rate of return, or "IRR" on the equity investment was 85.5%. When combined with our debt investment (which the Company exited in December 2015), the overall gross IRR was 20.8% on our investment in Optimal Blue, LLC. IRR is calculated based on all cash flows to or from the Company for or from the investment measured by the amount of the cash flow and the day it was invested or received.

On August 4, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of August 25, 2016, September 22, 2016 and October 20, 2016.

On August 4, 2016, the Company entered into an amendment to its Credit Facility. The agreement was amended to, among other things, (i) provide for the formation and operation of HCAP Equity Holdings, LLC as a wholly owned subsidiary of the Company to hold equity investments and to become an additional borrower under the credit facility; and (ii) establish certain liquidity thresholds that must be satisfied in connection with any repurchase by the Company of its securities, including at the time of any such repurchase and over any given quarter.

Schedule 12-14

Harvest Capital Credit Corporation
Schedule of Investments in and Advances to Affiliates
Six Months Ended June 30, 2016

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2015 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2016 Value
Non-Majority Owned Control Investments

Flight Lease VII, LLC	1,800 Common Equity Units	$41,128	$—	$909,973	$—	$909,973
	(46.15% on a fully diluted basis)
Total Non-Majority Owned Control Investments		$41,128	$—	$909,973	$—	$909,973

Non-Control Affiliate Investments
Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	255,129	—	5,999,673	—	5,999,673
	(12.47%; LIBOR+12.00% with 0.42% LIBOR floor)
	3,000,000 Class A Common Equity Units	—	—	3,000,000	(938,550)	2,061,450
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC (Non-accrual)	Senior Secured Term Loan (Last Out), due 02/15/16	31,000	1,442,394	95,000	(1,216,460)	320,934
	(17.00% PIK)

	35,775 shares of Common Stock (Peekay Boutiques, Inc.)	$—	$—	$—	$—	$—
	(5.95% on a fully diluted basis)

Solex Fine Foods, LLC (non-accrual)	Senior Secured Term Loan (Last Out), due 12/28/2016	$—	$926,204	$944,534	$(1,870,738)	$—
	(18.63%; LIBOR +12.48% Cash/3.09% PIK/2.81% Supplemental PIK)

	Common Equity Units	$—	$—	$290,284	$(290,284)	$—
	(6.57% on a fully diluted basis)

	Common Equity Warrants	—	—	151,514	(151,514)	—
	(6.40% on a fully diluted basis)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	288,607	4,625,099	39,276	(59,375)	4,605,000
	(12.17%; LIBOR + 11.50% with 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
	(12.17%; LIBOR + 11.50% with 0.50% LIBOR floor)

	250,000 Preferred Equity Units	—	—	7,000	—	7,000
	(6.28% on a fully diluted basis)

	25,000 Common Equity Units	—	250,000	—	(3,000)	247,000
	(0.63% on a fully diluted basis)

Total Non-Control Affiliate Investments		574,736	7,243,697	10,527,281	(4,529,921)	13,241,057

(1) Represents the total amount of interest credited to income for the portion of the period an investment was included in Control or Affiliate categories.
(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investment and accrued PIK interest. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments of sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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

(1) Represents the total amount of interest credited to income for the portion of the period an investment was included in the Affiliate category.
(2) Gross additions include increases in the cost basis of investments resulting from new portfolio investment and accrued PIK interest. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments of sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company 1940 Act, as amended (the "1940 Act"). As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code"), and we intend to receive RIC tax treatment annually. To receive RIC tax treatment, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders, provided we distribute at least 90% of our ordinary income and short term capital gains.

Portfolio

Portfolio Composition

As of June 30, 2016, we had $146.3 million (at fair value) invested in 34 companies. As of June 30, 2016, our portfolio was comprised of approximately 50.0% senior secured term loans (including last-out senior secured loans), 45.6% junior secured term loans, 3.5% equity investments and 0.9% CLO equity investments.

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio was comprised of approximately 56.8% senior secured term loans, 40.8% junior secured term loans, 1.3% equity investments and 1.1% CLO equity investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of June 30, 2016 and December 31, 2015 was as follows:

	As of June 30, 2016		As of December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Senior Secured (1)	$74,537,217	$73,085,025	$81,879,369	$81,131,788
Junior Secured	69,326,537	66,712,408	59,156,136	58,236,001
Equity	5,017,550	5,104,311	1,626,897	1,824,777
CLO Equity	1,503,129	1,396,204	1,567,860	1,567,860
Total Investments	$150,384,433	$146,297,948	$144,230,262	$142,760,426

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At June 30, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.8 million and $4.7 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively. At December 31, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.4 million and $4.3 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.9 million and $13.1 million, respectively.

At June 30, 2016, 65.1% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 34.9% of the debt investments bore interest at fixed rates. At December 31, 2015, 70.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 29.1% bore interest at fixed rates.

The weighted average effective yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of June 30, 2016 and December 31, 2015, was approximately 13.4% and 13.9%, respectively. The weighted average effective yield is computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield of the portfolio.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended June 30, 2016 and June 30, 2015 is summarized in the table below. PIK collections for the three months ended June 30, 2016 were mainly driven by the payoff of Infinite Aegis, LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

PIK, beginning of period	$1,473,382	$1,811,519	$1,756,332	$1,524,126
Accrual	397,364	314,992	551,189	621,118
Payments	—	(51,117)	(436,775)	(69,850)
PIK, end of period	$1,870,746	$2,075,394	$1,870,746	$2,075,394

Investment Activity

During the three months ended June 30, 2016, we closed $2.5 million of debt investments in an existing portfolio company. During the three months ended June 30, 2015, we closed $4.8 million of debt investments in one new portfolio company and two of our existing portfolio companies.

During the three months ended June 30, 2016, we did not exit any debt or equity investments. During the three months ended June 30, 2015, we did not exit any debt or equity investments.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio	Number of Debt Investments

1	$40.4	28.9%	8	$31.5	22.6%	5
2	70.1	50.2%	16	87.7	62.9%	19
3	17.5	12.5%	3	12.1	8.7%	3
4	11.4	8.2%	2	7.2	5.2%	2
5	0.3	0.2%	1	0.9	0.6%	1
	$139.7	100.0%	30	$139.4	100.0%	30

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. As of June 30, 2016, we had two loans on non-accrual status which comprised 8.3% of our debt investments at cost. As of December 31, 2015, we had one loan on non-accrual status which comprised approximately 1.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months and Six Months Ended June 30, 2016 and June 30, 2015

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees, which may be non-recurring in nature.

Investment income for the three months ended June 30, 2016 totaled $4.7 million, compared to investment income of $4.7 million for the three months ended June 30, 2015. Investment income for the three months ended June 30, 2016 was comprised of $3.9 million in cash interest, $0.4 million in PIK interest and $0.4 million in fees earned on the investment portfolio. Investment income for the three months ended June 30, 2015 was comprised of $3.9 million in cash interest, $0.3 million in PIK interest and $0.4 million in fees earned on the investment portfolio. The slight increase in investment income in the three months ended June 30, 2016 is primarily attributable to a larger investment portfolio during the period, offset by the impact of an increase in non-accrual investments, as compared to the three months ended June 30, 2015.

Investment income for the six months ended June 30, 2016 totaled $10.2 million, compared to investment income of $8.8 million for the six months ended June 30, 2015. Investment income for the six months ended June 30, 2016 was comprised of $8.7 million in cash interest, $0.6 million in PIK interest and $0.9 million in fees earned on the investment portfolio. Investment income for the six months ended June 30, 2015 was comprised of $7.3 million in cash interest, $0.6 million in PIK interest and $0.8 million in fees earned on the investment portfolio. The increase in investment income in the six months ended June 30, 2016 is primarily attributable to a larger investment portfolio during the period, partially offset by the impact of an increase in non-accrual investments, as compared to the six months ended June 30, 2015.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC ("HCAP Advisors") under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with JMP Credit Advisors, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•	Interest expense and unused line fees;

•	professional fees and expenses associated with independent audits and outside legal costs;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing and telephone;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred in connection with administering our business.

Operating expenses totaled $2.7 million for the three months ended June 30, 2016, compared to $2.7 million for the three months ended June 30, 2015. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses.

Operating expenses totaled $5.6 million for the six months ended June 30, 2016, compared to $4.8 million for the six months ended June 30, 2015. The increase in operating expenses was due to higher interest expense and management fees (discussed in greater detail below) for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Interest expense increased $0.4 million in the six months ended June 30, 2016, compared to June 30, 2015 due to higher outstanding indebtedness during this period.

The base management fee for the three months ended June 30, 2016 was $744,016, compared to $654,905 for the three months ended June 30, 2015. The increase in the base management fee is attributable to increased gross investments during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

The base management fee for the six months ended June 30, 2016 was $1.5 million, compared to $1.3 million for the six months ended June 30, 2015. The increase in the base management fee is attributable to increased gross investments during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Incentive management fees for the three months ended June 30, 2016 were $318,536, compared to $543,946 for the three months ended June 30, 2015. Incentive management fees for the six months ended June 30, 2016 were $1.0 million, compared to $0.9 million for the six months ended June 30, 2015. The decrease in incentive management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 is a result of the total return provision in the advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.2 million were not paid or accrued for the three months ended June 30, 2016.

Net Investment Income

For the three months and six months ended June 30, 2016, net investment income was $2.1 million and $4.6 million, compared to $2.1 million and $4.1 million for the three months and six months ended June 30, 2015. For the three months and six months ended June 30, 2016, net investment income per share was $0.33 and $0.74 compared to $0.33 and $0.65 for the three months and six months ended June 30, 2015.

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

We recognized $0.1 million in net realized gains on our investments for the three months ended June 30, 2016, compared to $0.7 million in net realized losses on our investments in the three months ended June 30, 2015.  We recognized  $1.2 million in net realized losses on our investments for the six months ended June 30, 2016, compared to $0.7 million in net realized losses on our investments in the three months ended June 30, 2015.

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation (depreciation) on investments totaled $(1.1) million and $(2.6) million for the three months and six months ended June 30, 2016, compared to $1.8 million and $0.1 million for the three months and six months ended June 30, 2015.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.0 million for the three months ended June 30, 2016, compared to $3.2 million for the three month ended June 30, 2015. The $2.2 million decrease for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily attributable to a $2.2 million negative change in the net unrealized and realized (losses) gains on investments for the three months ended June 30, 2016, as compared to the the three months ended June 30, 2015.

The net increase in net assets resulting from operations was $0.9 million for the six months ended June 30, 2016, compared to $3.5 million for the six month ended June 30, 2015. The $2.6 million decrease for the six months ended June 30, 2016, compared to the six months ended June 30, 2015,was primarily attributable to a $3.2 million increase in the total net unrealized and realized losses on investments, partially offset by a $0.6 million increase in net investment income for the six months ended June 30, 2016, as compared to the the six months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $2.0 million and $10.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $1.7 million and $11.3 million, respectively, for the six months ended June 30, 2016 and June 30, 2015. Our financing activities for the six months ended June 30, 2016 were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2016 and 2015, including during the three months and six months ended June 30, 2016, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired, and if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2016 and December 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of June 30, 2016 and December 31, 2015, we had cash and restricted cash of $2.8 million and $3.1 million, respectively.

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
As of June 30, 2016 and December 31, 2015, the outstanding balance on the $55.0 million Credit Facility was $35.5 million and $29.7 million, respectively.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2016, the outstanding balance of the Notes was $27.5 million.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture.

Stock Repurchase Program

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months ended June 30, 2016, the Company repurchased 5,500 shares of its common stock.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016, our only off-balance sheet arrangements consisted of $2.4 million of unfunded revolving line of credit commitments to five of our portfolio companies.  As of December 31, 2015, our only off-balance sheet arrangements consisted of $1.5 million of unfunded revolving line of credit commitments to five of our portfolio companies.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. If we receive RIC tax treatment, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To receive RIC tax treatment, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

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

Recent Developments

On July 1, 2016, the Company received $0.8 million for its Class A equity units in Optimal Blue, LLC. The internal rate of return, or "IRR" on the equity investment was 85.5%. When combined with our debt investment (which the Company exited in December 2015), the overall gross IRR was 20.8% on our investment in Optimal Blue, LLC. IRR is calculated based on all cash flows to or from the Company for or from the investment measured by the amount of the cash flow and the day it was invested or received.

On August 4, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of August 25, 2016, September 22, 2016 and October 20, 2016.

On August 4, 2016, the Company entered into an amendment to its Credit Facility. The agreement was amended to, among other things, (i) provide for the formation and operation of HCAP Equity Holdings, LLC as a wholly owned subsidiary of the Company to hold equity investments and to become an additional borrower under the credit facility; and (ii) establish certain liquidity thresholds that must be satisfied in connection with any repurchase by the Company of its securities, including at the time of any such repurchase and over any given quarter.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, twenty-two of our debt investments, or 65.1%, of the fair value of our debt investments bore interest at floating rates. Seventeen of these floating rate loans have interest rate floors, with the weighted average LIBOR floor at 0.60%, which effectively converts the loans to fixed rate loans in the current interest rate environment. Two of these floating rate loans have interest rates that are the greater of a fixed rate or LIBOR plus a set rate. In the current interest rate environment, the fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. As of December 31, 2015, twenty three of our loans, or 70.9%, of the fair value of the portfolio bore interest at floating rates. Seventeen of these investments had interest rate floors, with the weighted average LIBOR floor at 0.58%. In the future, we expect other loans in our portfolio will have floating rates.

Assuming that the Statement of Assets and Liabilities as of June 30, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one hundred basis point increase in LIBOR would increase our net investment income by approximately $0.3 million. Alternatively, a hypothetical 100 basis point decrease in LIBOR would decrease our net investment income by approximately $0.1 million. The calculation of these sensitivities does not assume any change in incentive management fees as a result of changes in LIBOR. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended June 30, 2016, we issued a total of 11,535 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $141,814 for the three months ended June 30, 2016.

Stock Repurchase Plan

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 or the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months and six months ended June 30, 2016, the Company made the following repurchases pursuant to the repurchase plan:

	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan

June 1, 2016 - June 30, 2016 (1)	5,500	$12.53	5,500	$2,931,089
Total	5,500	$12.53	5,500	$2,931,089

(1) There was no repurchase activity during the months of March, April or May 2016.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On August 4, 2016, the Company entered into an amendment to its Credit Facility. The agreement was amended to, among other things, (i) provide for the formation and operation of HCAP Equity Holdings, LLC as a wholly owned subsidiary of the Company to hold equity investments and to become an additional borrower under the credit facility; and (ii) establish certain liquidity thresholds that must be satisfied in connection with any repurchase by the Company of its securities, including at the time of any such repurchase and over any given quarter. In connection with the amendment, the Company also entered into a pledge agreement in favor of the agent under the Credit Facility, pursuant to which, among other things, the Company agreed to pledge and grant a first priority security interest to the agent in the Company's right, title, and interest in its membership interests in HCAP Equity Holdings, LLC.

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

10.1
Forth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of August 4, 2016, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto. *

10.2	Pledge Agreement, dated as of August 4, 2016, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent. *

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: August 9, 2016	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)