Form 10-Q
period 2016-09-30
Harvest Capital Credit Corp
filed 2016-11-09
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 7, 2016 was 6,281,610.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2016

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $126,138,394 at 9/30/16 and $135,198,490 at 12/31/15)	$124,257,295	$135,516,729
Affiliated investments, at fair value (cost of $15,811,327 at 9/30/16 and $9,031,772 at 12/31/15)	12,295,440	7,243,697
Control investments, at fair value (cost of $918,099 at 9/30/16 and $0 at 12/31/15)	918,099	—
Total investments, at fair value (cost of $142,867,820 at 9/30/16 and $144,230,262 at 12/31/15)	137,470,834	142,760,426

Cash	169,254	595,047
Restricted cash	3,045,170	2,474,362
Interest receivable	416,570	1,112,885
Accounts receivable – other	19,829	304,969
Deferred offering costs	936,195	1,023,246
Deferred financing costs	616,297	748,637
Other assets	161,336	118,287
Total assets	$142,835,485	$149,137,859

LIABILITIES:
Revolving line of credit	$27,074,724	$29,698,293
Unsecured notes	27,500,000	27,500,000
Accrued interest payable	441,667	412,099
Accounts payable - base management fees	724,396	739,517
Accounts payable - incentive management fees	230,760	848,841
Accounts payable - administrative services expenses	198,154	220,872
Accounts payable and accrued expenses	289,057	282,949
Other liabilities	23,365	21,032
Total liabilities	56,482,123	59,723,603

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,303,911 issued and 6,278,235 outstanding at 9/30/16 and 6,269,669 issued and outstanding at 12/31/15	6,304	6,270
Capital in excess of common stock	90,381,340	89,989,686
Treasury shares at cost, 25,676 and 0 shares at 9/30/16 and 12/31/15, respectively	(320,934)	—
Accumulated realized losses on investments	(1,528,811)	(1,066,131)
Net unrealized depreciation on investments	(5,396,986)	(1,469,836)
Undistributed net investment income	3,212,449	1,954,267
Total net assets	86,353,362	89,414,256
Total liabilities and net assets	$142,835,485	$149,137,859

Common stock issued and outstanding	6,278,235	6,269,669

Net asset value per common share	$13.75	$14.26

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$4,339,105	$3,993,285	$12,447,029	$11,161,708
Cash - affiliated investments	337,459	92,000	912,196	273,000
Cash - control investments	33,461	—	64,616	—
PIK - non-affiliated/non-control investments	422,920	267,681	964,136	888,799
PIK - control investments	8,127	—	18,100	—
Amortization of fees, discounts and premiums, net	302,970	602,689	1,166,486	1,389,748
Total interest income	5,444,042	4,955,655	15,572,563	13,713,255
Other income	50,025	15,509	123,611	39,210
Total investment income	5,494,067	4,971,164	15,696,174	13,752,465

Expenses:
Interest expense – revolving line of credit	325,629	268,958	922,961	569,531
Interest expense - unused line of credit	26,948	58,111	98,483	220,422
Interest expense - deferred financing costs	71,785	66,057	204,777	198,171
Interest expense - unsecured notes	481,251	481,251	1,443,753	1,304,725
Interest expense - deferred offering costs	49,696	45,908	146,181	120,428
Total interest expense	955,309	920,285	2,816,155	2,413,277

Professional fees	166,812	217,074	544,602	604,605
General and administrative	231,539	232,100	677,085	648,504
Base management fees	724,396	707,238	2,206,227	1,971,475
Incentive management fees	230,760	516,999	1,192,147	1,385,710
Administrative services expense	198,154	185,175	629,372	509,106
Total expenses	2,506,970	2,778,871	8,065,588	7,532,677
Net Investment Income, before taxes	2,987,097	2,192,293	7,630,586	6,219,788
Excise tax (expense) credit	(8,425)	—	(11,040)	35,864
Net Investment Income, after taxes	2,978,672	2,192,293	7,619,546	6,255,652

Net realized gains (losses):
Non-affiliated / Non-control investments	701,879	(297,322)	679,583	(956,383)
Affiliated investments	—	—	(1,142,263)	—
Net realized gains (losses)	701,879	(297,322)	(462,680)	(956,383)
Net change in unrealized depreciation	(1,310,501)	(1,053,558)	(3,927,150)	(983,017)
Total net unrealized and realized (losses) gains	(608,622)	(1,350,880)	(4,389,830)	(1,939,400)

Net increase in net assets resulting from operations	$2,370,050	$841,413	$3,229,716	$4,316,252

Net investment income per share	$0.47	$0.35	$1.21	$1.00
Net increase in net assets resulting from operations per share	$0.38	$0.14	$0.51	$0.69
Weighted average shares outstanding (basic and diluted)	6,286,216	6,255,746	6,282,371	6,244,540
Dividends paid per common share	$0.34	$0.34	$1.02	$1.02

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Increase in net assets from operations:
Net investment income	$7,619,546	$6,255,652
Net realized losses on investments	(462,680)	(956,383)
Net change in unrealized depreciation on investments	(3,927,150)	(983,017)
Net increase in net assets resulting from operations	3,229,716	4,316,252

Distributions to shareholders (1):
Distributions from net investment income	(6,361,364)	(6,321,984)
Decrease in net assets resulting from shareholder distributions	(6,361,364)	(6,321,984)

Capital share transactions:
Reinvestment of dividends (2)	391,688	459,494
Share repurchases	(320,934)	—
Net increase in net assets from capital share transactions	70,754	459,494

Total decrease in net assets	(3,060,894)	(1,546,238)
Net assets at beginning of period	89,414,256	90,872,315
Net assets at end of period	$86,353,362	$89,326,077

Capital share activity (common shares):
Shares issued from reinvestment of dividends	34,242	37,414
Shares repurchased	(25,676)	—
Net increase in capital share activity	8,566	37,414

(1)
Net investment income exceeded distributions for the nine months ended September 30, 2016 in the amount of $1,158,241. Distributions for the nine months ended September 30, 2015 were in excess of net investment income in the amount of $66,332. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $34 and $37 and funds received for fractional shares of $60 and $46 for the nine months ended September 30, 2016 and 2015, respectively.
 See accompanying notes to unaudited consolidated financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,229,716	$4,316,252
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(982,236)	(888,799)
Paid in kind income collected	436,775	422,381
Net realized losses on investments	462,680	956,383
Net change in unrealized depreciation of investments	3,927,150	983,017
Amortization of fees, discounts and premiums, net	(1,166,486)	(1,389,748)
Amortization of deferred financing costs	204,777	198,171
Amortization of deferred offering costs	146,181	120,428
Purchase of investments (net of loan origination and other fees)	(26,390,349)	(39,557,513)
Proceeds from principal payments	28,997,091	11,841,872
Changes to operating assets and liabilities
Decrease (increase) in interest receivable	696,315	(264,887)
Decrease (increase) in accounts receivable - other and other assets (1)	247,062	(277,713)
Increase in accrued interest payable	29,568	404,028
Decrease in accounts payable and other liabilities	(647,479)	(210,068)

Net cash provided by (used in) operating activities	9,190,765	(23,346,196)

Cash flows from financing activities:
Borrowings on revolving credit facility	19,031,375	38,450,000
Repayment of borrowings on revolving credit facility	(21,654,944)	(35,468,493)
Proceeds from the issuance of unsecured notes	—	27,500,000
Offering expenses	(131,566)	(1,055,861)
Proceeds from the issuance of common stock and common units	60	46
Repurchased shares (held in Treasury Stock)	(320,934)	—
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $391,628 and $376,780, respectively)	(5,969,741)	(5,862,536)

Net cash (used in) provided by financing activities	(9,045,750)	23,563,156

Net increase in cash during the period	145,015	216,960

Cash at beginning of period	3,069,409	2,171,771

Cash at end of period	$3,214,424	$2,388,731

Non-cash operating activities:
Amendment fees (1)	(70,029)	130,644

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$391,628	$459,448

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,435,626	$1,690,650

(1) Includes $75,000 of non-cash amendment fees that were accrued in 2014 and 2015, but written off related to the impairment of Peekay Acquisition, LLC.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of September 30, 2016)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	0.8%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	671,297	634,564	671,297
			(14.00%; the greater of 14.00% and LIBOR +8.50%)

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 03/31/2020		03/31/15	4,009,499	3,902,520	4,009,499
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	149,952

IAG Engine Center, LLC	2.5%	*	Senior Secured Term Loan, due 08/29/2018		08/29/16	2,120,000	1,268,717	1,268,717
			(14.00% Cash)

			Revenue Linked Security	(9) (16)		—	930,140	930,140

Automotive
Fox Rent A Car, Inc.	11.6%	*	Junior Secured Term Loan, due 10/31/2019	(13)	10/31/14	10,000,000	9,922,377	10,000,000
			(12.52%; LIBOR +12.00%)

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	1.8%	*	4,200,000 Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	1,504,453	1,527,027

WBL SPE I, LLC	1.5%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	1,289,277	1,288,148	1,289,277
			(13.00% Cash)

			Delayed Draw Term Loan, due 2/28/2017	(6)		—	—	—
			(13.00% Cash)

WBL SPE II, LLC	8.8%	*	Senior Secured Term Loan, due 09/30/2017		09/30/14	7,594,545	7,511,428	7,594,545
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	49,209 Class B Common Equity Units	(10)	12/23/13	—	200,000	255,457
			(0.31% on a fully diluted basis)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.4%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,876,624	3,773,000
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	4.3%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	3,750,000	3,732,381	3,740,625
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Yucatan Foods, L.P.	12.9%	*	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,477,746	8,327,203	8,402,500
			(14.50%; 8.00% cash/6.50% PIK)	(11)

			Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,736,107	2,689,260	2,760,000
			(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(15)

Capital Equipment
Douglas Machines Corp.	5.1%	*	Junior Secured Term Loan, due 12/31/2018		05/07/14	4,215,133	4,140,865	4,215,133
			(12.50% Cash)

			Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	179,872
			(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.6%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	260,322	256,435	260,322
			(11.52%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,432,594	2,382,872	2,432,594
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
			(8.52%; LIBOR +8.00% with 0.50% LIBOR floor)

			Warrants to purchase 1,364 Common Equity Units		06/13/14	—	42,000	207,270
			(12.00% on a fully diluted basis)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	5.9%	*	Junior Secured Term Loan, due 03/30/2017	(5)	05/27/15	7,136,824	6,598,278	5,072,700
			(10.00%; 5.00% Cash / 5.00% PIK)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.1%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	975,000	975,406	967,688
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	5.2%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,431,660	4,500,000
			(9.77%; LIBOR + 9.25%)

PD Products, LLC	5.0%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,347,771	4,274,517	4,347,771
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(11)

High Tech Industries
Applied Systems, Inc.	0.6%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	484,788	482,059	488,525
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.4%	*	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,950,455	2,922,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.3%	*	Senior Secured Term Loan, due 08/24/2021		05/12/15	1,889,221	1,859,670	1,841,500
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)	(11)

			86,957 Class A Common Equity Units		05/12/15	—	86,957	132,500
			(0.59% on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	4.4%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	3,824,329	3,789,472	3,823,087
			(12.65%; LIBOR +12.00%)	(11)

			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.65%; LIBOR +12.00%)	(11)

Multicultural Radio Broadcasting, Inc.	5.6%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,843,000
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Media: Advertising, Printing & Publishing
Brite Media LLC	6.9%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,277,121	5,230,871	5,217,500
			(13.59%; LIBOR +11.75% with 0.75% LIBOR floor plus 1.00% PIK)	(11)

			Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	661,500
			(12.59%; LIBOR +11.75% with 0.75% LIBOR floor)	(11)

			100 Class A Common Equity Units		04/24/14	—	100,000	63,000
			(1.08% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	14.9%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,386,575	11,531,451	11,728,810
			(17.52%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,180,190	1,180,190	1,180,190
			(17.52%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

Retailer
CP Holding Co., Inc. (Choice Pet)	6.1%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,551,345	5,501,704	5,269,422
			(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business
Novitex Acquisition, LLC	8.1%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,912,539	7,000,000
			(12.25%; LIBOR + 11.00% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	7.0%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,973,101	5,939,156	5,957,000
			(15.0%; 12.50% Cash/2.50% PIK)

			100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	102,000
			(0.58% on a fully diluted basis)

Sitel Worldwide Corporation	2.0%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,718,526	1,701,875
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

SourceHOV LLC	2.9%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,883,858	2,520,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments						125,699,502	126,138,394	124,257,295

Affiliated Investments

Healthcare & Pharmaceuticals
Infinite Care, LLC	8.6%	*	Senior Secured Term Loan, due 02/28/2019	(6)	02/29/16	6,000,000	5,911,880	5,915,371
			(12.52%; LIBOR+12.00% with 0.42% LIBOR floor)
			3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	1,485,000
			(27.00% on a fully diluted basis)

WorkWell, LLC	5.6%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,631,250	4,549,025	4,594,000
			(12.34%; LIBOR + 11.50% with 0.50% LIBOR floor)

			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.34%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			250,000 Preferred Equity Units		10/22/15	—	250,000	226,000
			(6.16% on a fully diluted basis)

			250,000 Common Equity Units		10/22/15	—	—	4,500
			(0.12% on a fully diluted basis)

Retailer
Peekay Acquisition, LLC	0.1%	*	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,208,352	1,995,422	70,569
			(17.00% PIK)	(7)

			35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
			(5.95% on a fully diluted basis)

Subtotal Affiliated Investments						12,839,602	15,811,327	12,295,440

Control Investments

Portfolio Company			Investment (1) (2)	Origination Date	Outstanding Principal	Cost (3)	Fair Value

Aerospace & Defense
Flight Lease VII, LLC	1.1%	*	1,800 Common Equity Units	03/18/16	—	918,099	918,099
			(46.15% on a fully diluted basis)

Subtotal Control Investments					—	918,099	918,099

Total Investments as of 09/30/2016	159.2%	*			138,539,104	142,867,820	137,470,834

* Value as a percentage of net assets.

(1)
Debt investments, the revenue linked security and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Equity investments (other than Flight Lease VII, LLC), residual values and warrants are non-income producing. All investments other than Atrium Innovations, Inc., Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 8.1% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $2.3 million, $7.0 million, and $4.7 million, respectively.  The tax cost of investments is $142.2 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual and began accruing interest during the three months ended June 30, 2015. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash to 10.0% (5.0% cash / 5.0% PIK). The loan was placed on non-accrual status during the three months ended September 30, 2016. No income was accrued during the three months ended September 30, 2016. However, cash interest of $90,055, which represents the total amount of interest due to the Company as of September 30, 2016, was collected and recognized as income during this period.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at September 30, 2016.
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

(9)
The revenue linked security entitles the Company to participate in the proceeds of inventory sales pursuant to a consignment agreement between IAG Engine Center, LLC ("IAG") and an affiliated entity of IAG, AMS Flight Funding, LLC.

(10)
The Company owns 49,209 of Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the September 30, 2016 fair value.

(11)	The coupon on the loan is subject to a pricing grid based on the ratio of Debt to EBITDA of the portfolio company.
(12)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document. The CLO has begun its redemption process and as of October 15, 2016 had paid down all of its secured liabilities. The fair value of the investment as of September 30, 2016 is based on our expected liquidation proceeds and not on an effective yield basis.

(13)
The loan was placed on non-accrual status during the three months ended June 30, 2016, after the Company received notice from the senior secured lender to Fox Rent a Car, Inc. ("Fox") that, due to Fox's violation of certain covenants under its senior secured credit facility, it was blocking the junior secured term loan lenders from receiving interest payments until the covenant breaches were cured, waived by the senior secured lenders or the blockage period expires. During the three months ended September 30, 2016, Fox refinanced its senior credit facility and our loan was brought current and returned to accrual status. The Company recognized $0.8 million in interest income from this investment in the three months ended September 30, 2016. Of that amount, $0.4 million is related to the three months ended June 30, 2016, when the investment was on non-accrual.On October 26, 2016, the Fox Rent-A-Car credit agreement was amended and restated to convert the loan from a junior secured term loan to a senior secured term loan secured by all assets of the Company other than the vehicle fleet.  In September 2016, the borrower refinanced its first lien corporate credit facility with new financing from various fleet lenders. The Company earned a $0.8 million amendment fee which is due at the earlier of i) maturity or ii) loan repayment. The maturity date was changed from October 31, 2019 to September 29, 2017 and amortization of $0.2 million a month on the total loan amount will commence on March 31, 2017. The interest rate reverted back to the original level of LIBOR plus 12.00%. Also as part of the new agreement, the Company is entitled to receive additional fees and equity warrants in the borrower if our investment is not paid off at certain future dates. The investment was taken off of non-accrual status during the three months ended September 30, 2016 following the receipt of all past due interest.

(14)
This loan was in violation of financial covenants pursuant to its loan agreement. As a result, the Company implemented a 3% PIK default rate on August 9, 2016. The default rate was in effect as of September 30, 2016.

(15)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(16)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
See accompanying notes to unaudited consolidated financial statements.

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

Harvest Capital Credit Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation ("HCAP" or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC on May 2, 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, we follow accounting and reporting guidance as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services- Investment Companies.

On July 1, 2016, the Company formed HCAP Equity Holdings, LLC, a Delaware limited liability company, as a wholly owned subsidiary of the Company to hold certain equity investments made by the Company in limited liability companies or other forms of pass-through entities. By investing through HCAP Equity Holdings, LLC , the Company is able to benefit from the tax treatment of this entity and create a tax structure that is advantageous with respect to the Company's status as a RIC. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by the taxable subsidiary are included in the Company's consolidated financial statements and recorded at fair value in conjunction with the Company's valuation policy.

Unless otherwise noted or the context otherwise indicates, the terms "we", "us", "our", and the "Company" refer to Harvest Capital Credit Corporation and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the SEC and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair statement of the Company's consolidated financial statements have been made.

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the Consolidated Statement of Assets and Liabilities and the Consolidated Statements of Operations for the period. Actual results could differ from those estimates.

Principles of Consolidation

The financial statements of the Company include the accounts of Harvest Capital Credit Corporation and its wholly-owned subsidiary, HCAP Equity Holdings, LLC. The effects of all intercompany transactions between the Company and its subsidiary have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company.

Cash

Cash and cash equivalents as presented in the Consolidated Statement of Assets and Liabilities and the Consolidated Statement of Cash Flows include bank checking accounts and short term securities with an original maturity of less than 90 days.

Restricted Cash

Restricted cash of $3.0 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investments and Related Investment Revenue and Expense

All revenue and expenses attributable to investments are reflected on the Consolidated Statement of Operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, in which interest has not been paid for greater than 90 days, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this accrual policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest is expected to be paid.

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

Certain expenses related to legal and tax consultation, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. To the extent that such costs are not classified as direct loan origination costs, these expenses are recognized in the Consolidated Statement of Operations as they are incurred.

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Consolidated Statements of Assets and Liabilities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $0.7 million in net realized gains during the three months ended September 30, 2016 and $0.3 million in net realized losses during the three months ended September 30, 2015. We recognized $0.5 million in net realized losses during the nine months ended September 30, 2016 and $1.0 million in net realized losses during the nine months ended September 30, 2015

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $(1.3) million in net change in unrealized depreciation during the three months ended September 30, 2016 and $(1.1) million in net change in unrealized depreciation during the three months ended September 30, 2015. We recognized $(3.9) million in net change in unrealized depreciation during the nine months ended September 30, 2016 and $(1.0) million in net change in unrealized depreciation during the nine months ended September 30, 2015.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of 5% or more, but generally 25% or less, of the outstanding voting securities of another person. The Company had 27 investments that were classified as Non-Control/Non-Affiliate investments as of September 30, 2016 and 30 classified as Non-Control/Non-Affiliate as of December 31, 2015. The Company had 3 investments classified as Affiliated as of September 30, 2016 and December 31, 2015. The Company had 1 investment classified as Control as of September 30, 2016 and none classified as Control as of December 31, 2015.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 and the expenses related to the Company's unsecured notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of September 30, 2016 and December 31, 2015 was $936,195 and $1,023,246, respectively. The amortization expense relating to deferred debt offering costs during the three months ended September 30, 2016 and September 30, 2015 was $49,696 and $45,908, respectively. The amortization expense relating to deferred debt offering costs during the nine months ended September 30, 2016 and September 30, 2015 was $146,181 and $120,428, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2016 and December 31, 2015 was $616,297 and $748,637, respectively. The amortization expense relating to deferred debt financing costs during the three months ended September 30, 2016 and September 30, 2015 was $71,785 and $66,057, respectively. The amortization expense relating to deferred debt financing costs during the nine months ended September 30, 2016 and September 30, 2015 was $204,777 and $198,171, respectively.

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

During both the three months ended September 30, 2016 and the three months ended September 30, 2015, the Company declared dividends totaling $0.34 per share. During both the nine months ended September 30, 2016 and the nine months ended September 30, 2015, the Company declared dividends totaling $1.02 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2016. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the application of ASU 2015-03 to debt issuance costs associated with the line-of-credit arrangements and allows presentation of debt issuance costs on these instruments as assets that are amortized over the term of the instrument. Adoption of these standards will result in the presentation of our Notes (defined below) net of the associated debt issuance costs in the liabilities section on the Consolidated Statement of Assets and Liabilities. There will be no changes to the accounting or presentation of our Credit Facility. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015. As an emerging growth company, we have the option to adopt these pronouncements for interim periods beginning after December 15, 2016 and have elected to do so.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 has been deferred by one year via ASU 2015-14 and will now be effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is not permitted but you can adopt as of the original effective date of December 15, 2016. We have concluded that adoption of this pronouncement will not have a material impact to our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

As of September 30, 2016, the outstanding balance on the Credit Facility was $27.1 million. As of December 31, 2015, the outstanding balance on the Credit Facility was $29.7 million. As of September 30, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $936,195.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of September 30, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience volatility in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 35.0% and 33.0% of total debt investments outstanding as of September 30, 2016 and December 31, 2015, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 34.3% and 29.0% of total loan interest and fee income for the three months ended September 30, 2016 and September 30, 2015, respectively. Interest income from the five largest debt investments accounted for approximately 33.6% and 27.7% of total loan interest and fee income for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received under the Company's DRIP plan for shares of the Company’s common stock and shares repurchased in the open market by the Company for the three months and nine months ended September 30, 2016 and September 30, 2015.

	2016		2015
	Shares Issued	Net Proceeds	Shares Issued	Net Proceeds
Total dividends reinvested for the three months ended September 30	10,613	$126,859	6,877	$82,669
Total shares repurchased during the three months ended September 30	(20,176)	$(252,023)	—	—
Net shares (repurchased) issued during the three months ended September 30	(9,563)	$(125,164)	6,877	$82,669

Total dividends reinvested for the nine months ended September 30	34,242	$391,625	37,414	$459,448
Total shares repurchased during the nine months ended September 30	(25,676)	$(320,934)	—	—
Net shares issued during the nine months ended September 30	8,566	$70,691	37,414	$459,448

As of September 30, 2016 and 2015, the Company had no warrants outstanding.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 or the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months ended September 30, 2016, the Company repurchased 20,176 shares of its common stock at an average price of $12.49 per share, and a total cost of $252,023. During the nine months ended September 30, 2016, the Company repurchased 25,676 shares of its common stock at an average price of $12.50 per share, and a total cost of $320,934. As of September 30, 2016, approximately $2.7 million of common stock remains eligible for repurchase under the repurchase plan. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for further information on the repurchases made during this period.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs. The Notes trade under the ticker HCAPL and as of September 30, 2016 the fair value of $28.0 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2016 and December 31, 2015, unfunded commitments totaled $4.6 million and $1.5 million, respectively, and if funded, their estimated fair values on such dates were $4.5 million and $1.5 million, respectively. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 or December 31, 2015. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

	Fair Values as of September 30, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$967,688	$67,268,971	$68,236,659
Junior Secured	—	8,451,025	54,602,333	63,053,358
CLO Equity	—	—	1,527,027	1,527,027
Equity and Equity Related	—	—	3,723,650	3,723,650
Revenue Linked Security	$—	$—	$930,140	$930,140
	$—	$9,418,713	$128,052,121	$137,470,834

	Fair Values as of December 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$911,269	$80,220,519	$81,131,788
Junior Secured	—	14,642,630	43,593,371	58,236,001
CLO Equity	—	—	1,567,860	1,567,860
Equity	—	—	1,824,777	1,824,777
	$—	$15,553,899	$127,206,527	$142,760,426

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2016 and December 31, 2015, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$67,268,971	Bond Yield	Risk adjusted discount factor	8.4% - 30.0%	13.4%

		Market	EBITDA multiple	0.8x - 9.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.9%

Junior Secured	$54,602,333	Bond Yield	Risk adjusted discount factor	4.7% - 20.0%	13.2%

		Market	EBITDA multiple	5.9x - 8.0x	7.0x

		Income	Weighted average cost of capital	10.5% - 25.0%	15.4%

Equity and Equity Related	$3,723,650	Market	EBITDA multiple	3.7x - 9.7x	6.7x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.8%

CLO equity	$1,527,027	Bond Yield	Risk adjusted discount factor	14.5%	14.5%

Revenue Linked Security	$930,140	Income	Weighted average cost of capital	45.8%	45.8%

Type of Investment	Fair Value at December 31, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$80,220,519	Bond Yield	Risk adjusted discount factor	9.1% - 30.0%	13.7%

		Market	EBITDA multiple	2.2x - 9.2x	4.7x

		Income	Weighted average cost of capital	2.2% - 20.6%	10.2%

Junior Secured	$43,593,371	Bond Yield	Risk adjusted discount factor	4.9% - 21.8%	12.8%

		Market	EBITDA multiple	1.8x - 8.3x	5.7x

		Income	Weighted average cost of capital	4.0% - 19.5%	8.3%

Equity	$1,824,777	Market	EBITDA multiple	2.6x - 16.6x	8.8x

		Income	Weighted average cost of capital	10.0% - 20.6%	14.1%

CLO equity	$1,567,860	Bond Yield	Risk adjusted discount factor	13.2%	13.2%

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

(2)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Nine Months Ended September 30, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related	Revenue Linked Security	Total Level 3 Assets
Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New investments	12,136,667	10,800,000	—	3,900,000	895,962	27,732,629
Principal payments received	(23,197,018)	(100,000)	(63,408)	(810,578)	—	(24,171,004)
Loan origination fees received	(1,041,024)	(251,000)	—	—	—	(1,292,024)
Payment in kind interest earned	342,738	587,221	—	18,099	34,178	982,236
Accretion of deferred loan origination fees/discounts	498,309	583,505	—	—	—	1,081,814
Net realized losses on investments	(700,465)	—	—	182,559	—	(517,906)
Change in unrealized appreciation (depreciation) on investments (2)	(990,755)	(610,764)	22,575	(1,391,207)	—	(2,970,151)
Fair value of portfolio, end of period	$67,268,971	$54,602,333	$1,527,027	$3,723,650	$930,140	$128,052,121

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.
(2)
The net change in unrealized appreciation (depreciation) of Level 3 investments held at September 30, 2016, was ($1,572,067). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Consolidated Statement of Operations.

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

Incentive fee expense for the three months and nine months ended September 30, 2016 totaled $0.2 million and 1.2 million, respectively, after giving effect to the total return requirement discussed above. Incentive fee expense for the three and nine months ended September 30, 2016 would have been $0.6 million and $1.8 million, respectively, had the total return requirement not applied. Incentive fee expense for the three months and nine months ended September 30, 2015 totaled $0.5 million and $1.4 million, respectively.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $(1.3) million and $(3.9) million and net realized gains (losses) of $0.7 million and $(0.5) million for the three months and nine months ended September 30, 2016, respectively.

Total base management fees and incentive management fees expense was $1.0 million and $1.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Total base management fees and incentive management fees expense was $3.4 million and $3.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Accrued base management fees and incentive management fees were $1.0 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap on April 29, 2014, the Company negotiated a cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during 2015.  The 2015 cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.  In connection with the expiration of the 2015 cap, the Company negotiated an annual cap with JMP Credit Advisors for 2016 such that the maximum amount that would be payable by the Company for 2016 is the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000. Total administrative services expense was $0.2 million and $0.6 million for the three months and the nine months ended September 30, 2016, respectively. Total administrative services expense was $0.2 million and $0.5 million for the three months and nine months ended September 30, 2015, respectively. Accrued administrative services fees were $0.2 million and $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received approximately $20,000 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation. We engaged JMP Securities LLC to facilitate the share repurchase program approved by our board of directors in March 2016. The total fees paid to JMP in connection with the share repurchase program have been less than $1,000.

Note 8. Commitments and Contingencies

At September 30, 2016, the Company had a total of $4.6 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments or delayed draw term loans on six of the Company’s debt investments.  At December 31, 2015, the Company had a total of $1.5 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Brite Media LLC	$—	$—	$266,667	$266,667
Chemical Information Services, LLC	285,000	284,907	285,000	282,185
Infinite Care, LLC	1,000,000	985,895	—	—
Lanco Acquisition, LLC	450,000	450,000	350,000	350,000
Northeast Metal Works LLC	319,810	319,810	325,000	325,000
WorkWell, LLC	300,000	297,587	300,000	300,000
WBL SPE I, LLC	2,210,723	2,210,723	—	—
Total Unfunded Commitments	$4,565,533	$4,548,922	$1,526,667	$1,523,852

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provisions of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2016 or September 30, 2015 because there were no outstanding warrants. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$2,370,050	$841,413	$3,229,716	$4,316,252
Weighted average shares outstanding (basic and diluted)	6,286,216	6,255,746	6,282,371	6,244,540
Net increase in net assets resulting from operations per share (basic and diluted)	$0.38	$0.14	$0.51	$0.69

Note 10. Taxable/Distributable Income and Dividend Distributions

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred a U.S. federal excise tax of $1,393 for calendar year 2015 and has recorded excise tax of $11,040 during the nine months ended September 30, 2016.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months and nine months ended September 30, 2016, and September 30, 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Per share data:
Net asset value at beginning of period	$13.71	$14.47	$14.26	$14.60
Net investment income (1)	0.47	0.35	1.21	1.00
Realized gains (losses) on investments (1)	0.11	(0.04)	(0.07)	(0.15)
Net change in unrealized appreciation (depreciation) on investments	(0.20)	(0.17)	(0.63)	(0.16)
Net increase in net assets from operations	0.38	0.14	0.51	0.69
Distributions to stockholders (2)	(0.34)	(0.34)	(1.02)	(1.02)
Net asset value at end of period	$13.75	$14.27	$13.75	$14.27
Net assets at end of period	86,353,362	89,326,077	86,353,362	89,326,077
Shares outstanding at end of period	6,278,235	6,260,087	6,278,235	6,260,087
Weighted average shares outstanding (basic and diluted)	6,286,216	6,255,746	6,282,371	6,244,540
Per share closing price at end of period	$12.17	$11.91	$12.17	$11.91

Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	3.15%	1.41%	5.34%	6.05%
Total investment return (not annualized) (4)	(3.64)%	(12.77)%	13.35%	11.98%
Average Net Assets	$86,292,203	$90,232,390	$87,321,370	$90,148,659
Ratio of expenses to average net assets (annualized)	11.66%	12.32%	12.33%	11.09%
Ratio of net investment income to average net assets (annualized)	13.81%	9.72%	11.63%	9.25%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months and nine months ended September 30, 2016 were less than net investment income in the amount of $856,097 and $1,258,241, respectively. Distributions for the three months and nine months ended September 30, 2015 were less than net investment income in the amount of $81,091 and in excess of net investment income in the amount of $66,332, respectively. See Dividends and Distributions Policy in Note 2.

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

Note 12: Subsequent Events

On November 3, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of November 24, 2016, December 22, 2016 and January 19, 2017.

On October 26, 2016 the Company made an additional $25,000 investment in the equity of Brite Media LLC.

On October 26, 2016, the Fox Rent-A-Car credit agreement was amended and restated to convert the loan from a junior secured term loan to a senior secured term loan secured by all assets of the Company other than the vehicle fleet.  In September 2016, the borrower refinanced its first lien corporate credit facility with new financing from various fleet lenders. The Company earned a $0.8 million amendment fee which is due at the earlier of i) maturity or ii) loan repayment. The maturity date was changed from October 31, 2019 to September 29, 2017 and amortization of $0.2 million a month on the total loan amount will commence on March 31, 2017. The interest rate reverted back to the original level of LIBOR plus 12.00%. Also as part of the new agreement, the Company is entitled to receive additional fees and equity warrants in the borrower if our investment is not paid off at certain future dates. The investment was taken off of non-accrual status during the three months ended September 30, 2016 following the receipt of all past due interest.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Nine Months Ended September 30, 2016

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2015 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2016 Value
Non-Majority Owned Control Investments

Flight Lease VII, LLC	1,800 Common Equity Units	$82,716	$—	$918,099	$—	$918,099
	(46.15% on a fully diluted basis)
Total Non-Majority Owned Control Investments		$82,716	$—	$918,099	$—	$918,099

Non-Control Affiliate Investments
Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	$446,718	—	$5,915,371	—	$5,915,371
	(12.52; LIBOR+12.00% with 0.42% LIBOR floor)
	3,000,000 Class A Common Equity Units	—	—	$3,000,000	$(1,515,000)	$1,485,000
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC (Non-accrual)	Senior Secured Term Loan (Last Out), due 02/15/16	$31,000	$1,442,394	$70,000	$(1,441,825)	$70,569
	(17.00% PIK)

	35,775 shares of Common Stock (Peekay Boutiques, Inc.)	—	—	—	—	—
	(5.95% on a fully diluted basis)

Solex Fine Foods, LLC (Non-accrual)	Senior Secured Term Loan (Last Out), due 12/28/2016	—	$926,204	$700,465	$(1,626,669)	$—
	(18.63%; LIBOR +12.48% Cash/3.09% PIK/2.81% Supplemental PIK)

	Common Equity Units	—	—	$290,284	$(290,284)	$—
	(6.57% on a fully diluted basis)

	Common Equity Warrants	—	—	$151,514	$(151,514)	—
	(6.40% on a fully diluted basis)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	$434,477	$4,625,099	$57,965	$(89,064)	$4,594,000
	(12.34%; LIBOR + 11.50% with 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
	(12.34%; LIBOR + 11.50% with 0.50% LIBOR floor)

	250,000 Preferred Equity Units	—	$250,000	—	$(24,000)	$226,000
	(6.16% on a fully diluted basis)

	250,000 Common Equity Units	—	—	$4,500	—	$4,500
	(0.12% on a fully diluted basis)

Total Non-Control Affiliate Investments		$912,195	$7,243,697	$10,190,099	$(5,138,356)	$12,295,440

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

(3) Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments on sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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

Overview

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013, raising $51.0 million in gross proceeds. On May 17, 2013, we raised another $6.5 million in gross proceeds from the closing of the initial public offering underwriters’ overallotment option. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests of Harvest Capital Credit LLC were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. We issued 2,246,699 shares of our common stock for all of Harvest Capital Credit LLC’s 2,266,974 outstanding membership interests in connection with the merger. Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes and, as such, its financial statements are our historical consolidated financial statements.

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

Portfolio

Portfolio Composition

As of September 30, 2016, we had $137.5 million (at fair value) invested in 33 companies. As of September 30, 2016, our portfolio was comprised of approximately 49.6% senior secured term loans (including last-out senior secured loans), 45.9% junior secured term loans, 2.7% equity investments and 1.8% CLO equity and revenue linked security investments.

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio was comprised of approximately 56.8% senior secured term loans, 40.8% junior secured term loans, 1.3% equity investments and 1.1% CLO equity investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of September 30, 2016 and December 31, 2015 was as follows:

	As of September 30, 2016		As of December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Senior Secured (1)	$69,911,009	$68,236,659	$81,879,369	$81,131,788
Junior Secured	65,605,241	63,053,358	59,156,136	58,236,001
Equity and Equity Related	4,916,977	3,723,650	1,626,897	1,824,777
CLO Equity and Revenue Linked Security	2,434,593	2,457,167	1,567,860	1,567,860
Total Investments	$142,867,820	$137,470,834	$144,230,262	$142,760,426

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At September 30, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.4 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively. At December 31, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.4 million and $4.3 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.9 million and $13.1 million, respectively.

At September 30, 2016, 66.2% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 33.8% of the debt investments bore interest at fixed rates. At December 31, 2015, 70.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 29.1% bore interest at fixed rates.

The weighted average effective yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of September 30, 2016 and December 31, 2015, was approximately 14.4% and 13.9%, respectively. The weighted average effective yield is computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield of the portfolio.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months and nine months ended September 30, 2016 and September 30, 2015 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

PIK, beginning of period	$1,870,747	$2,075,394	$1,756,332	$1,524,126
Accrual	431,047	267,681	982,236	888,799
Payments	—	(352,531)	(436,775)	(422,381)
PIK, end of period	$2,301,794	$1,990,544	$2,301,793	$1,990,544

Investment Activity

During the three months ended September 30, 2016, we closed $2.1 million of debt investment commitments in one new portfolio company and $3.5 million in two existing portfolio companies. During the three months ended September 30, 2015, we closed $19.5 million of debt investment commitments in four new portfolio companies and two of our existing portfolio companies.

During the three months ended September 30, 2016, we exited a $4.0 million debt investment commitment in one portfolio company and a $0.1 million equity investment in one portfolio company. We also received $7.4 million in principal repayments due to scheduled amortization and prepayments. During the three months ended September 30, 2015, we exited $4.5 million of debt investment commitments in two portfolio companies. We also received $1.9 million in principal repayments due to scheduled amortization and prepayments.

During the nine months ended September 30, 2016, we closed $25.9 million of debt investment commitments in three new portfolio companies and two existing portfolio companies. We also closed two equity investments for $3.9 million in two portfolio companies. During the nine months ended September 30, 2015, we closed $40.1 million of debt investment commitments in seven new portfolio companies and four of our existing portfolio companies. We also closed one equity investment for $0.1 million in one portfolio company.

During the nine months ended September 30, 2016, we exited debt investment commitments in three portfolio companies totaling $14.4 million, two equity investments totaling $0.4 million, and received $14.5 million in principal repayments due to scheduled amortization or prepayments. During the nine months ended September 30, 2015, we exited $5.5 million of debt investment commitments. Additionally, we received $5.9 million in principal repayments due to scheduled amortization and prepayments.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2016			As of December 31, 2015
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio	Number of Debt Investments

1	$38.6	29.4%	11	$31.5	22.6%	5
2	68.0	51.7%	13	87.7	62.9%	19
3	14.3	10.9%	3	12.1	8.7%	3
4	10.3	7.9%	2	7.2	5.2%	2
5	0.1	0.1%	1	0.9	0.6%	1
	$131.3	100.0%	30	$139.4	100.0%	30

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of September 30, 2016, we had two loans on non-accrual status which comprised 6.1% of our debt investments at cost. One of the non-accrual loans (our junior secured debt investment in Peekay Acquisition, LLC) represented 1.5% of our debt investments at cost. The other non-accrual loan (our subordinated debt investment in CRS Reprocessing LLC), represented 4.6% of our debt investments at cost. In the case of CRS, we recognized the cash interest collected during the three months ended September 30, 2016, as interest income. As of December 31, 2015, we had one loan on non-accrual status, which comprised approximately 1.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015

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

Investment income for the three months ended September 30, 2016 totaled $5.5 million, compared to investment income of $5.0 million for the three months ended September 30, 2015. Investment income for the three months ended September 30, 2016 was comprised of $4.7 million in cash interest, $0.4 million in PIK interest, $0.3 million in fees earned on the investment portfolio, and $0.1 million in other income. Investment income for the three months ended September 30, 2015 was comprised of $4.1 million in cash interest, $0.3 million in PIK interest and $0.6 million in fees earned on the investment portfolio. The increase in investment income for the three months ended September 30, 2016 is primarily attributable to the Fox Rent-a-Car investment returning to accrual status during the period. We recognized $0.4 million in interest income in the three months ended September 30, 2016 related to this investment that would have been recognized in the three months ended June 30, 2016, had the investment not been on non-accrual during that time.

Investment income for the nine months ended September 30, 2016 totaled $15.7 million, compared to investment income of $13.8 million for the nine months ended September 30, 2015. Investment income for the nine months ended September 30, 2016 was comprised of $13.4 million in cash interest, $1.0 million in PIK interest, $1.2 million in fees earned on the investment portfolio, and $0.1 million in other income. Investment income for the nine months ended September 30, 2015 was comprised of $11.4 million in cash interest, $0.9 million in PIK interest and $1.4 million in fees earned on the investment portfolio. The increase in investment income in the nine months ended September 30, 2016 is primarily attributable to a larger investment portfolio during the period .

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC ("HCAP Advisors") under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with JMP Credit Advisors, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•	Interest expense and unused line fees;

•	professional fees and expenses associated with independent audits and outside legal costs;

•	the cost of calculating our net asset value, including the cost of third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing and telephone;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred in connection with administering our business.

Operating expenses totaled $2.6 million for the three months ended September 30, 2016, compared to $2.8 million for the three months ended September 30, 2015. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The decrease in operating expenses was primarily a result of lower incentive fees (discussed in greater detail below) in the three months ended September 30, 2016.

Operating expenses totaled $8.1 million for the nine months ended September 30, 2016, compared to $7.5 million for the nine months ended September 30, 2015. The increase in operating expenses was due to higher interest expense and management fees (discussed in greater detail below) for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Interest expense totaled $1.0 million and $2.8 million for the three months and nine months ended September 30, 2016, respectively, compared to $0.9 million and $2.4 million for the three months and nine months ended September 30, 2015. The increase in interest expense was due to a higher average outstanding indebtedness during the three months and nine months ended September 30, 2016, compared to September 30, 2015 .

The base management fee for the three months ended September 30, 2016 was $724,396, compared to $707,238 for the three months ended September 30, 2015. The increase in the base management fee is attributable to increased gross investments during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

The base management fee for the nine months ended September 30, 2016 was $2.2 million, compared to $2.0 million for the nine months ended September 30, 2015. The increase in the base management fee is attributable to increased gross investments during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Incentive management fees for the three months ended September 30, 2016 were $230,760, compared to $516,999 for the three months ended September 30, 2015. Incentive management fees for the nine months ended September 30, 2016 were $1.2 million, compared to $1.4 million for the nine months ended September 30, 2015. The decrease in incentive management fees for the three months and nine months ended September 30, 2016, compared to the three months and nine months ended September 30, 2015 is a result of the total return provision in the investment advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.3 million and $0.5 million were not paid or accrued for the three months and nine months ended September 30, 2016, respectively.

Net Investment Income

For the three months and nine months ended September 30, 2016, net investment income was $3.0 million and $7.6 million, compared to $2.2 million and $6.3 million for the three months and nine months ended September 30, 2015. For the three months and nine months ended September 30, 2016, net investment income per share was $0.47 and $1.21 compared to $0.35 and $1.00 for the three months and nine months ended September 30, 2015.

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

We recognized $0.7 million in net realized gains on our investments for the three months ended September 30, 2016, compared to $0.3 million in net realized losses on our investments in the three months ended September 30, 2015.  We recognized  $0.5 million in net realized losses on our investments for the nine months ended September 30, 2016, compared to $1.0 million in net realized losses on our investments in the nine months ended September 30, 2015.

A summary of realized gains and losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Bridgewater Engine Ownership III, LLC (Residual Value)	18,301	—	18,301	—
CRS Reprocessing, LLC (Junior Secured Term Loan)	—	—	—	(674,880)
Dell International LLC (Senior Secured Term Loan)	—	—	—	2,493
FCA US LLC (Senior Secured Term Loan)	—	—	—	(1,036)
Infinite Aegis Group, LLC (Common Equity Warrants)	—	—	(77,522)	—
LNB Construction, Inc. (Options to Purchase Common Equity)	—	(104,525)	—	(104,525)
Optimal Blue, LLC (Class A Common Equity Units)	683,578	—	683,578	—
Rostra Tool Company (Common Equity Warrants)	—	—	55,226	14,362
Shinnecock CLO 2006-1, Ltd. (CLO Subordinated Notes)	—	(192,797)	—	(192,797)
Solex Fine Foods, LLC Common Equity Units	—	—	(700,465)	—
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	—	(441,798)	—
Net realized gains (losses)	701,879	(297,322)	(462,680)	(956,383)

Net Change in Unrealized (Depreciation) Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized. Net change in unrealized appreciation (depreciation) on investments totaled $(1.3) million and $(3.9) million for the three months and nine months ended September 30, 2016, compared to $(1.1) million and $(1.0) million for the three months and nine months ended September 30, 2015.

The net change in unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our board of directors. The following table summarizes the change in net unrealized appreciation (depreciation) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross unrealized appreciation	1,626,083	463,445	2,957,945	3,043,543
Gross unrealized depreciation	(2,190,567)	(1,611,944)	(7,384,739)	(4,122,119)
Reversal of prior period appreciation upon a realization	(746,017)	(9,584)	(746,017)	(9,590)
Reversal of prior period depreciation upon a realization	—	104,525	1,245,661	105,149
Net unrealized depreciation	(1,310,501)	(1,053,558)	(3,927,150)	(983,017)

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $2.4 million for the three months ended September 30, 2016, compared to $0.8 million for the three months ended September 30, 2015. The $1.6 million increase for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to a $0.8 million increase in net investment income and a $0.7 million positive change in the net unrealized and realized (losses) gains on investments for the three months ended September 30, 2016, as compared to the the three months ended September 30, 2015.

The net increase in net assets resulting from operations was $3.2 million for the nine months ended September 30, 2016, compared to $4.3 million for the nine months ended September 30, 2015. The $1.1 million decrease for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to a $2.5 million increase in the total net change in unrealized and realized losses on investments, partially offset by a $1.4 million increase in net investment income for the nine months ended September 30, 2016, as compared to the the nine months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $9.2 million for the nine months ended September 30, 2016, and used cash of$23.3 million for the nine months ended September 30, 2015, primarily due to an increase in principal payments received and a decrease in investments made in the nine months ended September 30, 2016, as compared to the corresponding period in 2015. Our financing activities used cash of $9.0 million for the nine months ended September 30, 2016 and provided cash of $23.6 million for the nine months ended September 30, 2015, primarily due to a decrease in proceeds received from debt issuances and borrowings in the nine months ended September 30, 2016, as compared to the corresponding period in 2015.

Our liquidity and capital resources are derived from our Credit Facility (defined below) and proceeds received from cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2016 and 2015, including during the three months and nine months ended September 30, 2016, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2016 and December 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of September 30, 2016 and December 31, 2015, we had cash and restricted cash of $3.2 million and $3.1 million, respectively.

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

As of September 30, 2016 and December 31, 2015, the outstanding balance on the $55.0 million Credit Facility was $27.1 million and $29.7 million, respectively.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of September 30, 2016, the outstanding balance of the Notes was $27.5 million.

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

Stock Repurchase Program

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 and the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months and nine months ended September 30, 2016, the Company repurchased 20,176 and 25,676 shares of its common stock, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016, our only off-balance sheet arrangements consisted of $4.6 million of unfunded revolving line of credit and delayed draw term loan commitments to six of our portfolio companies.  As of December 31, 2015, our only off-balance sheet arrangements consisted of $1.5 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

On November 3, 2016, the Company declared monthly distributions of $0.1125 per share payable on each of November 24, 2016, December 22, 2016 and January 19, 2017.

On October 26, 2016 the Company made an additional $25,000 investment in the equity of Brite Media LLC.

On October 26, 2016, the Fox Rent-A-Car credit agreement was amended and restated to convert the loan from a junior secured term loan to a senior secured term loan secured by all assets of the Company other than the vehicle fleet.  In September 2016, the borrower refinanced its first lien corporate credit facility with new financing from various fleet lenders. The Company earned a $0.8 million amendment fee which is due at the earlier of i) maturity or ii) loan repayment. The maturity date was changed from October 31, 2019 to September 29, 2017 and amortization of $0.2 million a month on the total loan amount will commence on March 31, 2017. The interest rate reverted back to the original level of LIBOR plus 12.00%. Also as part of the new agreement, the Company is entitled to receive additional fees and equity warrants in the borrower if our investment is not paid off at certain future dates. The investment was taken off of non-accrual status during the three months ended September 30, 2016 following the receipt of all past due interest.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, twenty-one of our debt investments, or 66.2%, of the fair value of our debt investments bore interest at floating rates. Seventeen of these floating rate loans have interest rate floors, with the weighted average LIBOR floor at 0.59%, which effectively converts the loans to fixed rate loans in the current interest rate environment. Two of these floating rate loans have interest rates that are the greater of a fixed rate or LIBOR plus a set rate. In the current interest rate environment, the fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. As of December 31, 2015, twenty three of our loans, or 70.9%, of the fair value of the portfolio bore interest at floating rates. Seventeen of these investments had interest rate floors, with the weighted average LIBOR floor at 0.58%. In the future, we expect other loans in our portfolio will have floating rates.

Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one hundred basis point increase in LIBOR would increase our net investment income by approximately $0.4 million. Alternatively, a hypothetical 100 basis point decrease in LIBOR would decrease our net investment income by approximately $0.2 million. The calculation of these sensitivities does not assume any change in incentive management fees as a result of changes in LIBOR. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended September 30, 2016, we issued a total of 10,613 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $126,859 for the three months ended September 30, 2016.

Stock Repurchase Plan

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management in its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2016 or the repurchase of $3.0 million of our outstanding shares of common stock. The program may be suspended, extended, modified, or discontinued at any time. During the three months and nine months ended September 30, 2016, the Company made the following repurchases pursuant to the repurchase plan:

	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan

August 1, 2016 - August 31, 2016	6,800	$12.46	12,300	$2,846,341
September 1, 2016 - September 30, 2016	13,376	$12.51	20,176	$2,679,066
Total repurchases during three months ended September 30, 2016 (1)	20,176	$12.49	32,476	$2,679,066

(1) There was no repurchase activity during the month of July 2016.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

     Not applicable

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

HARVEST CAPITAL CREDIT CORPORATION

Date: November 9, 2016	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)