Form 10-K
period 2016-12-31
Harvest Capital Credit Corp
filed 2017-03-15
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 25th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3592

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
7.00% Notes due 2020	NASDAQ Global Market

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
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2016, was approximately $63.2 million based upon the last sale price for the Registrant’s common stock on that date.
There were 6,399,202 shares of the Registrant’s common stock outstanding as of March 10, 2017.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2016

PART I

Item 1.	Business

Company

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or "BDC", under the Investment Company Act of 1940, or the “1940 Act.” We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company, or "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended, or the "Code", and we intend to satisfy the Code requirements to receive RIC tax treatment annually. We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

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

As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually to our stockholders at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “-Taxation as a Regulated Investment Company.”

Our principal executive offices are located at 767 Third Avenue, 25th Floor, New York, New York 10017, and our telephone number is (212) 906-3592. We maintain a website at http://www.harvestcapitalcredit.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or the "SEC," in accordance with the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Portfolio Composition

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio, at fair value, was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investments). As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio included approximately 56.8% of senior secured term loans, 40.8% of junior secured term loans, 1.3% of equity investments and 1.1% of CLO equity. As of December 31, 2016 and 2015, our loan portfolio had a dollar-weighted average annualized effective yield of approximately 15.2% and 13.9%, respectively, including amortization of deferred debt origination fees and original issue discount. The dollar-weighted average annualized effective yield is computed using the effective interest rates for our debt investments and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield of the portfolio. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

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

Investment Adviser

Our investment adviser’s investment team is led by two partners, Richard P. Buckanavage and Ryan T. Magee, who have an average of approximately 20 years of investment experience, and is supported by the investment staff at HCAP Advisors LLC, as well as investment professionals from JMP Credit Advisors and JMP Group. We expect that our investment adviser will hire additional investment professionals, as necessary. In addition, our investment adviser expects to draw upon JMP Group’s over 10-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

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

In addition, our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Buckanavage and Magee, as well as Joseph A. Jolson, the Chairman of our board of directors and the Chairman and Chief Executive Officer of JMP Group; Carter D. Mack, the President of JMP Group; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have extensive investment experience and collectively currently manage or oversee approximately $2.3 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, collateralized loan obligation funds, and Harvest Capital Credit Corporation. All key investment decisions made by our investment adviser on our behalf require approval from three of the five members of the investment committee and must include the approval of both Messrs. Jolson and Buckanavage.

Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt and, to a lesser extent, minority equity investments. We have adopted the following business strategy to achieve our investment objective:

Capitalize on our investment adviser’s extensive relationships with small to mid-sized companies, private equity sponsors and other intermediaries. Our investment adviser maintains extensive relationships with financial intermediaries, entrepreneurs, financial sponsors, management teams, small and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S., which we expect will produce attractive investment opportunities for us. Our investment adviser has been the sole or lead originator in a majority of our completed investment transactions. Our investment adviser will also benefit from the resources and relationships of JMP Group, which maintains offices in San Francisco, CA; New York, NY; Chicago, IL; Atlanta, GA; Boston, MA; West Palm Beach, FL; and Minneapolis, MN.

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

Niche market leaders with defensible market positions. We target companies that have developed defensible and/or leading positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. We favor companies that demonstrate significant competitive advantages, which we believe helps to protect their market position and profitability.

Diversified customer and supplier base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

Limiting portfolio concentration. We adhere to prudent limitations on sector concentrations, which serve to diversify our portfolio and help to mitigate the risks of an economic downturn in any particular industry sector. In addition, we seek to diversify our portfolio from a geographic and a single borrower concentration perspective to mitigate the risk of an economic downturn in any particular part of the U.S. or concentration risk with respect to a particular borrower. We have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector.

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

We also expect our investment adviser’s relationship with JMP Group, which, through Harvest Capital Strategies and JMP Credit Advisors, as applicable, also manages a family of two hedge funds, two private equity funds, one real estate fund, three collateralized loan obligation funds and a total return swap, to generate investment opportunities for us.

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

•
Review of the company’s quarterly results and overall general business performance and assessment of the company’s compliance with all covenants (financial or otherwise), including preparation of a portfolio monitoring report or “PMR” (on a quarterly basis), which will be distributed to the members of the investment committee of our investment adviser;

•	Periodic, and often, face-to-face meetings with management team and owners (including private equity firm if applicable); and

•	Attendance at company board of directors meetings through formal board seat or board observation rights.

Once the investment adviser has had the opportunity to review all quarterly PMRs, a meeting will be held with the investment professionals to review all of the PMRs to ensure consensus on risk rating, action steps (if any), and valuation.

In connection with the preparation of PMRs, each investment receives a quarterly risk rating following the five-level numeric investment rating outlined below:

Investment Rating	Summary Description
1	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2
Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

3
Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

4
Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 are those for which there is an increased possibility of some loss of return but no loss of principal is expected.

5
Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 are those for which some loss of return and principal is expected.

Determination of Net Asset Value and Portfolio Valuation Process

The net asset value per share of our common stock will be determined quarterly by dividing the value of our total assets minus liabilities by the total number of shares of common stock outstanding at the date as of which the determination is made. We will conduct the valuation of our assets, pursuant to which our net asset value will be determined, at all times consistent with U.S. generally accepted accounting principles, or “GAAP,” and the 1940 Act.

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

The fair value measurement of Level 3 assets involves the use of significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability. The following is a description of our valuation process. Investments are measured at fair value as determined in good faith by our management team, reviewed by the audit committee of the board of directors (independent directors), and ultimately approved by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our officers is an employee of our investment adviser, administrator, or other affiliate. As of March 15, 2017, our investment adviser employed a total of five full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, JMP Credit Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff, as well as a portion of the compensation for our chief executive officer and other officers. For a more detailed discussion of the administration agreement with JMP Credit Advisors, see “Administration Agreement.”

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

Incentive Fee. The incentive fee has two parts, as follows:

One component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it is easier for our investment adviser to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. Incentive fee expense for 2016 totaled $1.4 million, after giving effect to the total return requirement discussed above. Incentive fee expense for 2016 would have been $2.3 million had the total return requirement not applied.

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), and equals 20.0% of our cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, aggregate unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and prior performance-based capital gains incentive fee payments previously made to our investment adviser.

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

Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.0%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.30%

Pre-incentive fee net investment income exceeds hurdle rate; therefore there is an incentive fee.

*	Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100.0% x (pre-incentive fee net investment income – 2.0%)) + 0%
=	(100.0% x (2.30% – 2.0%))
=	100.0% x 0.30%
=	0.30%

Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.8%

•	Pre-incentive fee net investment income exceeds hurdle rate; therefore there is an incentive fee.

Incentive Fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100% x (2.5% – 2.0%)) + (20% x (2.8% – 2.5%))
=	0.50% + (20% x 0.3%)
=	0.50% + 0.06%
=	0.56%

(1)	Represents 8.0% annualized hurdle rate.
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

The compensation and routine overhead expenses of the investment professionals and staff of HCAP Advisors is provided and paid for by HCAP Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of independent valuation firms);

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

•
all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and the allocable portions of the cost of our chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by our chief executive officer and other officers.

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

Duration and Termination
Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. The investment advisory and management agreement was originally executed as of April 29, 2013. The renewal of the investment advisory and management agreement was approved by our board of directors on March 5, 2015 for a one year extension from April 29, 2015 through April 29, 2016 and again on March 8, 2016 for a one year extension from April 29, 2016 through April 29, 2017. On March 10, 2017, our board of directors approved a one year extension of the agreement from April 29, 2017 through April 29, 2018.

Unless earlier terminated as described below, the investment advisory and management agreement provides that it will remain in effect if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
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

Administration Agreement

JMP Credit Advisors serves as our administrator. Pursuant to an administration agreement, JMP Credit Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by our chief executive officer and other officers.

Our board of directors or a committee thereof discusses with our administrator the methodology employed in determining how the expenses are allocated to us. Our board of directors or a committee thereof also assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services. In addition, our board of directors or a committee thereof consider other factors in assessing the reasonableness of the fee, including the amounts paid for such services by other BDCs and the costs that may be associated with obtaining similar services from other third-party service providers.

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

On March 8, 2016, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2016 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2016 at the lesser of 0.60% of the average of the Company's total investments (at fair value) over the year ended December 31, 2016 or $917,000. On January 4, 2017, our board of directors approved an increase in the cap to the extent necessary to reimburse JMP Credit Advisors for the cost of administrative services provided to the Company by Chief Executive Officer Richard P. Buckanavage and Vice President Ryan T. Magee in the fourth quarter of 2016, in an amount up to $75,000.

On March 10, 2017, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2017 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2017 at $1.2 million.

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

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are generally precluded from co-investing in private placements of securities. However, on December 10, 2015, we received exemptive relief from the SEC permitting us greater flexibility to negotiate the terms of co-investments with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) that the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with investment funds managed by HCAP Advisors or JMP Credit Advisors and with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

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

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and our investment adviser have designated a chief compliance officer to be responsible for administering these policies and procedures.

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

◦
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

◦	satisfies any of the following:

▪	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

▪
is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the business development company has an affiliated person who is a director of the eligible portfolio company; or

▪	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange.

•	Securities of any eligible portfolio company which we control.

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

Proxy voting policies and procedures

We have delegated our proxy voting responsibility, with respect to our portfolio companies, to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are set forth below. The guidelines are reviewed periodically by our investment adviser and our independent directors and, accordingly, are subject to change.

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

Taxation as a Regulated Investment Company

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be able to deduct the amount of our distributions, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company expects to incur a $61,591 excise tax for the year ended December 31, 2016.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying distributions in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Our Status as an Emerging Growth Company

We are an “emerging growth company", or “EGC,” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

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

The investment professionals of our investment adviser may in the future serve as officers, directors, principals, portfolio managers or advisers of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by our investment adviser or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by our investment adviser where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and vehicles when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by our investment adviser, we expect our investment adviser to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of our investment adviser. In situations where co-investment alongside other investment funds, accounts and vehicles managed by our investment adviser is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our investment adviser will need to decide whether we or such other entity or entities will proceed with the investment. Our investment adviser will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Although our investment adviser will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

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

The incentive fee payable by us to our investment adviser also may induce it to invest on our behalf in instruments that have a deferred interest feature, such as payment-in-kind, or PIK, interest. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment’s term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. While we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal “claw back” right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce or have the effect of eliminating such period’s incentive fee payment. However, in light of the 2% quarterly hurdle rate relating to the income incentive fee payable to our investment adviser, the reduction in such period’s income incentive fee may not correlate perfectly with the benefit, if any, previously received by the investment adviser with respect to the income incentive fee at the time of the accrual of such income.

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

Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we collectively refer to as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, it will rank “senior” to common stock in our capital structure, and will have priority over our common stock as to the distribution of assets and payments of dividends. Preferred stockholders will also have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of the holders of our common stock.

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

At December 31, 2016, we had $54.4 million of outstanding indebtedness with an annualized cost of $3.2 million related to interest and unused line fees. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.4%.

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

The Company's $27.5 million of unsecured notes, or the "Notes", have a fixed annual interest rate of 7.00% and require quarterly interest payments until the notes mature in January 2020.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(20)%	(12)%	(4)%	4%	13%

Assumes (i) $134.1 million in portfolio investments at December 31, 2016, (ii) $54.4 million in outstanding indebtedness at December 31, 2016, (iii) $87.1 million in net assets at December 31, 2016 and (iv) average cost of funds of 5.8%, which is the estimated weighted average borrowing cost under our Credit Facility and Notes at December 31, 2016.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2016, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

As a RIC, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for regulated investment company tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having original issue discount, or "OID,” for tax purposes, which we must recognize as ordinary income as such original issue discount accrues regardless of whether we have received any corresponding payment of such interest. Other features of debt instruments that we hold may also cause such instruments to generate original issue discount.

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

We will be subject to corporate-level income tax and may default under our Credit Facility if we are unable to satisfy certain RIC qualification requirements under Subchapter M of the Code or do not satisfy the annual distribution requirement.

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

If we fail to satisfy certain RIC qualification requirements under Subchapter M of the Code or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Furthermore, if we fail to maintain our qualification as a RIC, we may be in default under the terms of the Credit Facility. Such a failure would have a material adverse effect on us and our stockholders.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
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

The lack of liquidity in our investments may adversely affect our business

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

Although we may do so in the future, we generally do not take controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a regulated investment company under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector, our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2016, we had two loans on non-accrual status. The loans on non-accrual status as of December 31, 2016 comprised approximately 6.3% of our portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the Notes.

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

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility and any future credit facilities may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

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

If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile or otherwise adversely affected.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could also adversely affect the market price for our common stock by making an investment in our common stock less attractive. In addition, except in limited circumstances, the 1940 Act imposes certain features onto any preferred stock we issue that may make an investment in our common stock less attractive or otherwise limit our operational flexibility, including:

•	preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test;

•	dividends on any preferred stock we issue generally must be cumulative;

•	payments of dividends on and repayments of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders;

•
the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if and for so long as dividends on the preferred stock are in arrears by two years or more; and

•
generally we will not be permitted to declare a cash distribution on our common stock or purchase our common stock unless our preferred stock (together with all of our other senior securities) has at the time of the declaration of any such distribution or at the time of any such purchase an asset coverage ratio of at least 200% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

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

Our Notes are not secured by any of our assets or any of the assets of any subsidiaries that we may form in the future. As a result, the Notes are effectively subordinated to any secured indebtedness we, or any future subsidiaries may, have outstanding or that they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any future subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2016, we had $26.9 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore effectively senior to the Notes to the extent of the value of such assets.

The Notes are structurally subordinated to the indebtedness and other liabilities of our future subsidiaries.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “HCAP.” In connection with our initial public offering, our shares of common stock began trading on May 3, 2013, and before that date, there was no established trading market for our common stock. The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Market for each fiscal quarter during 2016 and 2015.

Fiscal Year Ended	NAV	High	Low	Premium or Discount of High Sales Price to NAV	Premium or Discount of Low Sales Price to NAV

December 31, 2016
Fourth Quarter	$13.86	$13.75	$12.05	(0.8)%	(13.1)%
Third Quarter	$13.75	$13.09	$12.13	(4.8)%	(11.8)%
Second Quarter	$13.71	$13.45	$12.22	(1.9)%	(10.9)%
First Quarter	$13.90	$12.17	$10.02	(12.4)%	(27.9)%

December 31, 2015
Fourth Quarter	$14.26	$12.42	$10.97	(12.9)%	(23.9)%
Third Quarter	$14.27	$14.37	$11.85	0.7%	(17.0)%
Second Quarter	$14.47	$14.39	$11.93	(0.6)%	(17.6)%
First Quarter	$14.30	$13.00	$11.50	(9.1)%	(19.6)%

The last reported sale price for our common stock on the NASDAQ Global Market on March 10, 2017 was $14.47 per share. As of March 10, 2017, we had 24 shareholders of record.

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

Distributions

Our distributions, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make deemed distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions, including returns of capital, if any, per share that our board of directors has declared on our common stock since our initial public offering in May 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2017
February 1, 2017	April 20, 2017	April 27, 2017	$0.1125
February 1, 2017	March 16, 2017	March 23, 2017	$0.1125
February 1, 2017	February 16, 2017	February 23, 2017	$0.1125
November 3, 2016	January 12, 2017	January 19, 2017	$0.1125
Total (2017)			$0.4500
Fiscal 2016
November 3, 2016	December 15, 2016	December 22, 2016	$0.1125
November 3, 2016	November 21, 2016	November 28, 2016	$0.1125
August 4, 2016	October 13, 2016	October 20, 2016	$0.1125
August 4, 2016	September 15, 2016	September 22, 2016	$0.1125
August 4, 2016	August 19, 2016	August 25, 2016	$0.1125
May 4, 2016	July 14, 2016	July 21, 2016	$0.1125
May 4, 2016	June 16, 2016	June 23, 2016	$0.1125
May 4, 2016	May 20, 2016	May 27, 2016	$0.1125
February 3, 2016	April 21, 2016	April 28, 2016	$0.1125
February 3, 2016	March 17, 2016	March 24, 2016	$0.1125
February 3, 2016	February 18, 2016	February 25, 2016	$0.1125
November 3, 2015	January 14, 2016	January 21, 2016	$0.1125
Total (2016)			$1.3500
Fiscal 2015
November 3, 2015	December 17, 2015	December 24, 2015	$0.1125
November 3, 2015	November 20, 2015	November 27, 2015	$0.1125
August 5, 2015	October 15, 2015	October 22, 2015	$0.1125
August 5, 2015	September 17, 2015	September 24, 2015	$0.1125
August 5, 2015	August 20, 2015	August 27, 2015	$0.1125
May 1, 2015	July 23, 2015	July 30, 2015	$0.1125

May 1, 2015	June 18, 2015	June 25, 2015	$0.1125
May 1, 2015	May 21, 2015	May 28, 2015	$0.1125
February 13, 2015	April 23, 2015	April 30, 2015	$0.1125
February 13, 2015	March 20, 2015	March 27, 2015	$0.1125
February 13, 2015	February 23, 2015	February 27, 2015	$0.1125
November 6, 2014	January 22, 2015	January, 29, 2015	$0.1125
Total (2015)			$1.3500
Fiscal 2014
November 6, 2014	December 17, 2014	December 24, 2014	$0.1125
November 6, 2014	November 24, 2014	November 28, 2014	$0.1125
August 5, 2014	October 16, 2014	October 23, 2014	$0.1125
August 5, 2014	September 18, 2014	September 25, 2014	$0.1125
August 5, 2014	August 25, 2014	August 29, 2014	$0.1125
March 26, 2014	July 17, 2014	July 24, 2014	$0.1125
March 26, 2014	June 19, 2014	June 26, 2014	$0.1125
March 26, 2014	May 22, 2014	May 29, 2014	$0.1125
February 5, 2014	April 17, 2014	April 24, 2014	$0.1125
February 5, 2014	March 20, 2014	March 27, 2014	$0.1125
February 5, 2014	February 20, 2014	February 27, 2014	$0.1125
November 5, 2013	January 16, 2014	January 23, 2014	$0.1125
Total (2014)			$1.3500

Fiscal 2013
November 5, 2013	December 19, 2013	December 26, 2013	$0.1125
November 5, 2013	November 21, 2013	November 29, 2013	$0.1125
August 2, 2013	October 17, 2013	October 24, 2013	$0.1125
August 2, 2013	September 19, 2013	September 26, 2013	$0.1125
August 2, 2013	August 23, 2013	August 30, 2013	$0.1125
June 6, 2013	July 11, 2013	July 18, 2013	$0.1125
June 6, 2013	June 20, 2013	June 27, 2013	$0.0900
Total (2013)			$0.7650

Tax characteristics of all distributions paid by us (or the applicable withholding agent) are reported to stockholders on Form 1099 after the end of the calendar year. For the calendar year ended December 31, 2013, $0.07 per share of the distributions paid represented a return of capital. For the years ended December 31, 2014, 2015 and 2016, none of the distributions paid by the Company constituted a return of capital. Our future monthly distributions, if any, will be determined by our board of directors.

Sales of Unregistered Securities

In 2016, we issued a total of 43,603 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2016 was approximately $0.5 million.

Purchases of Equity Securities

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program.
Under the program, we were authorized to repurchase up to $3.0 million in the aggregate of our outstanding common stock in the open market, through December 31, 2016. During the year ended December 31, 2016, the Company made the following repurchases pursuant to the repurchase plan:

Period	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan

January	—	—	—
February	—	—	—
March	—	—	—
April	—	—	—
May	—	—	—
June	5,500	$12.53	5,500	$2,931,089
July	—	—	—
August	6,800	$12.46	12,300	$2,846,341
September	13,376	$12.51	25,676	$2,679,066
October	—	—	—
November	100	$12.00	25,776	$2,677,863
December	—	—	—
Total repurchases during 2016	25,776	$12.50	25,776	$2,677,863	*

* Unless and until re-approved, the repurchase program expired on December 31, 2016.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the period from May 3, 2013 ( the date our common stock began to trade in connection with our initial public offering) through December 31, 2016. The graph assumes that, on May 3, 2013, a person invested $100 in each of our common stock, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The following selected financial and other data as of and for the years ended December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016, is derived from our financial statements, which have been audited. The financial information and other data below should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The other data is unaudited.

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Interest income	$20,738,511	$20,074,063	$14,004,609	$8,699,968	$4,100,001
Other income	154,963	252,833	707,438	60,000	40,000
Net investment income, after taxes	10,052,422	9,651,015	8,265,253	5,831,370	1,705,855
Net change in unrealized appreciation (depreciation) on investments	(3,528,349)	(2,182,647)	464,416	(1,709,209)	1,981,004
Net increase in net assets resulting from operations	6,006,487	6,411,013	9,395,482	4,122,161	3,686,859
Other Data:
Dollar-weighted average annualized yield	15.2%	13.9%	15.1%	16.7%	17.6%
Number of portfolio companies at period end	31	33	29	21	13

Per Share:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted) (1)	$0.96	$1.03	$1.52	$0.93	$4.26
Net investment income (loss) per share (basic and diluted) (1)	$1.60	$1.54	$1.34	$1.32	$1.97
Distributions declared per common share (basic and diluted)	$1.35	$1.35	$1.35	$2.58	$1.24
Statement of Assets and Liabilities Data:
Gross investments	$134,101,534	$142,760,426	$115,834,428	$70,552,476	$41,511,317
Cash and restricted cash	7,556,978	3,069,409	2,171,771	18,984,162	7,639,801
Total assets	143,704,905	149,137,859	119,870,004	91,345,251	49,745,038
Borrowings	54,446,613	57,198,293	26,075,140	—	28,226,666
Total liabilities	56,582,609	59,723,603	28,997,689	2,490,765	29,777,936
Mezzanine equity	—	—	—	—	160,775
Total Net assets	87,122,296	89,414,256	90,872,315	88,854,486	19,806,327

(1)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We have also elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and we intend to receive RIC tax treatment annually. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders, provided we distribute at least 90% of our ordinary income and short term capital gains.

Portfolio

Portfolio Composition

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio, at fair value, was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investments).

As of December 31, 2015, we had $142.8 million (at fair value) invested in 33 companies. As of December 31, 2015, our portfolio, at fair value, was comprised of approximately 56.8% senior secured term loans, 40.8% junior secured term loans, 1.3% equity investments and 1.1% CLO equity investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of December 31, 2016 and December 31, 2015 was as follows:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$77,341,917	$76,221,062	$81,879,369	$81,131,788
Junior Secured	55,460,089	52,541,766	59,156,136	58,236,001
Equity and Equity Related	5,159,856	4,207,964	1,626,897	1,824,777
Revenue Linked Security	999,127	992,012	—	—
CLO Equity	138,730	138,730	1,567,860	1,567,860
Total Investments	$139,099,719	$134,101,534	$144,230,262	$142,760,426

At December 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.7 million and $4.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively. At December 31, 2015, our average portfolio company debt investment at amortized cost and fair value was approximately $4.4 million and $4.3 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.9 million and $13.1 million, respectively.

At December 31, 2016, 64.9% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 35.1% bore interest at fixed rates. At December 31, 2015, 70.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 29.1% bore interest at fixed rates.

As of December 31, 2016 and 2015, our loan portfolio had a dollar-weighted average annualized effective yield of approximately 15.2% and 13.9%, respectively, including amortization of deferred debt origination fees and original issue discount. The dollar-weighted average annualized effective yield is computed using the effective interest rates for our debt investments and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield of the portfolio. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the years ended December 31, 2016 and December 31, 2015 is summarized in the table below.

	2016
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,756,333	$1,473,384	$1,870,747	$2,301,794	$1,756,333
Accrual	153,826	397,363	431,047	516,497	1,498,733
Payments	(436,775)	—	—	(96,895)	(533,670)
PIK, end of period	$1,473,384	$1,870,747	$2,301,794	$2,721,396	$2,721,396

	2015
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,524,126	$1,811,519	$2,075,394	$1,990,544	$1,524,126
Accrual	306,126	314,992	267,681	202,993	1,091,792
Payments	(18,733)	(51,117)	(352,531)	(437,204)	(859,585)
PIK, end of period	$1,811,519	$2,075,394	$1,990,544	$1,756,333	$1,756,333

Investment Activity

During the year ended December 31, 2016, we closed $29.7 million of debt investment commitments in five new and two existing portfolio companies. During the year ended December 31, 2015, we closed $52.9 million of debt investment commitments in eight new and four existing portfolio companies.

During the year ended December 31, 2016, we exited $21.9 million of debt investment commitments from six portfolio companies and two equity investments totaling $0.4 million. During the year ended December 31, 2015, we exited $17.2 million of debt investment commitments from five portfolio companies.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2016					As of December 31, 2015
Investment Rating	Fair Value (in millions)		% of Total Portfolio		Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$33.4		26.0%		9	$31.5	22.6%	5
2	70.8		55.0%		13	87.7	62.9%	19
3	14.5		11.2%		3	12.1	8.7%	3
4	10.1		7.8%		2	7.2	5.2%	2
5	—	*	—%	*	1	0.9	0.6%	1
	$128.8		100.0%		28	$139.4	100.0%	30
 * Rounds to less $1.0 million or .01%, as applicable.

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of December 31, 2016, we had two loans on non-accrual status which comprised 6.3% of our debt investments at cost. One of the non-accrual loans (our junior secured debt investment in Peekay Acquisition, LLC) represented 1.5% of our debt investments at cost. The other non-accrual loan (our subordinated debt investment in CRS Reprocessing LLC) represented 4.7% of our debt investments at cost. In the case of CRS, we recognized the cash interest collected during the six months ended December 31, 2016, as interest income. As of December 31, 2015, we had one loan on non-accrual status, which comprised approximately 1.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is the net increase or decrease in net assets resulting from operations, which includes net investment income, net change in realized gain or loss and net unrealized appreciation or depreciation. Net investment income is the difference between our income from interest, distributions, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gain or loss on investments is generally the difference between the proceeds received from dispositions of portfolio equity investments and their amortized cost. Net change in unrealized appreciation or depreciation on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees, which may be non-recurring in nature.

Investment income for the year ended December 31, 2016 totaled $20.9 million, compared to investment income of $20.3 million for the year ended December 31, 2015. Investment income for the year ended December 31, 2016 was comprised of $17.4 million in cash interest, $1.5 million in PIK interest, $1.8 million in fees earned on the investment portfolio and $0.2 million in other interest income. Investment income for the year ended December 31, 2015 was comprised of $16.5 million in cash interest, $1.1 million in PIK interest, $2.5 million in fees earned on the investment portfolio and $0.3 million in other interest income. The

$0.6 million increase in investment income in the year ended December 31, 2016 is primarily attributable to a larger investment portfolio, on average during the period, as compared to the year ended December 31, 2015.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with JMP Credit Advisors and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $10.8 million for the year ended December 31, 2016,compared to $10.7 million for the year ended December 31, 2015. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. Operating expenses were slightly higher in 2016 due to higher interest expense, base management fees and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015, offset by lower incentive fee expense (discussed in greater detail below).

Base management fees for the year ended December 31, 2016 were $2.9 million, compared to $2.7 million for the year ended December 31, 2015. The increase in base management fees is attributable to increased average gross investments in 2016 as compared to 2015.

Incentive management fees for the year ended December 31, 2016 were $1.4 million, compared to $2.2 million for the year ended December 31, 2015. The decrease in incentive management fees is a result of the total return provision in the investment advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.9 million were not paid or accrued for the year ended December 31, 2016.

 Administrative services expense was $0.9 million for the year ended December 31, 2016, compared to $0.7 million for the year ended December 31, 2015. The Company negotiated a new cap with JMP Credit Advisors on amounts payable under the administration agreement for 2016. The cap, which was increased by our board of directors in January 2017, included limits based upon growth in the portfolio and an annual cap such that amounts payable would not exceed $0.9 million for the year. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2016 exceeded this proportionate share of the cap by approximately $0.2 million.

Other operating expenses included general and administrative expenses such as legal, accounting and a portion of the expense incurred in valuing our portfolio companies.

Net Investment Income

For the year ended December 31, 2016, net investment income was $10.1 million, compared to $9.7 million for the year ended December 31, 2015. For the year ended December 31, 2016, net investment income per share was $1.60, compared to $1.54 for the year ended December 31, 2015.

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

We recognized $0.5 million and $1.1 million in realized losses on our investments for the years ended December 31, 2016 and December 31, 2015, respectively. A summary of realized gains and losses for the years ended December 31, 2016 and December 31, 2015 is as follows:

	Twelve Months Ended December 31,
	2016	2015
Applied Systems, Inc. (Senior Secured Term Loan)	7,878	—
Atrium Innovations, Inc. (Senior Secured Term Loan)	(3,656)	—
Bridgewater Engine Ownership III, LLC (Residual Value)	18,301	—
CRS Reprocessing, LLC (Junior Secured Term Loan)	—	(674,880)
Dell International LLC (Senior Secured Term Loan)	—	2,493
FCA US LLC (Senior Secured Term Loan)	—	(1,036)
Infinite Aegis Group, LLC (Common Equity Warrants)	(77,522)	—
Infracon Energy Services Corp. (Unsecured Note)	10,775
LNB Construction, Inc. (Options to Purchase Common Equity)	—	(104,525)
Optimal Blue, LLC (Class A Common Equity Units)	683,578	—
Rostra Tool Company (Common Equity Warrants)	55,226	71,810
Shinnecock CLO 2006-1, Ltd. (CLO Subordinated Notes)	(69,903)	(351,217)
Solex Fine Foods, LLC Common Equity Units	(700,465)	—
Solex Fine Foods, LLC (Senior Secured Term Loan)	(441,798)	—
Net realized gains (losses)	(517,586)	(1,057,355)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(3.5) million for the year ended December 31, 2016 and $(2.2) million for the year ended December 31, 2015.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $6.0 million for the year ended December 31, 2016 compared to $6.4 million for the year ended December 31, 2015. The $0.4 million decrease for the year ended December 31, 2016 was a result of higher realized and unrealized losses in 2016 as compared to 2015, partially offset by higher net investment income in 2016 as compared to 2015.

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

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $15.6 million for the year ended December 31, 2016 and used cash of $21.3 million for the year December 31, 2015, primarily in connection with the payoffs and fundings of investments. Our financing activities used cash of $11.1 million for the year ended December 31, 2016 and and provided cash of $22.2 million for the year ended December 31, 2015. Our financing activity uses for the year ended December 31, 2016 were primarily in connection with net repayments on our Credit facility and distributions paid to shareholders. Our financing activity proceeds for the year ended December 31, 2015 were primarily in connection with net borrowings on our Notes offering and Credit Facility partially offset by distributions paid to shareholders.

Our operating activities used cash of $21.3 million and $35.4 million for the years ended December 31, 2015 and December 31, 2014, respectively, primarily in connection with the funding of new investments. Our financing activities provided cash of $22.2 million and $18.6 million, respectively, for the years ended December 31, 2015 and December 31, 2014. Our financing activities for the year ended December 31, 2015 were primarily in connection with our Notes offering and net borrowings on our Credit facility partially offset by distributions paid to shareholders. Our financing activity proceeds for the year ended December 31, 2014 were primarily in connection with net borrowing on our Credit Facility partially offset by distributions paid to shareholders.

Our liquidity and capital resources are derived from our Credit Facility, proceeds received from the public offering of our Notes in January 2015, cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2016 and December 31, 2015, we had cash and restricted cash of $7.6 million and $3.1 million, respectively.

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
The outstanding balance on the Credit Facility was $26.9 million and $29.7 million as of December 31, 2016 and December 31, 2015 respectively.

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
The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. They became redeemable in whole or in part at any time at the Company’s option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding balance of the Notes was $27.5 million.
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
Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016, our only off-balance sheet arrangements consisted of $2.1 million million of unfunded revolving line of credit commitments to five of our portfolio companies. As of December 31, 2015, our only off-balance sheet arrangements consisted $1.5 million of unfunded revolving line of credit commitments to five of our portfolio companies.

Regulated Investment Company Status and Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. If we receive RIC tax treatment, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Distributions declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. In this regard, of the $4,672,460 in distributions from our initial public offering on May 2, 2013, to December 31, 2013, $445,303 represented a return of capital.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility. We cannot assure stockholders that they will receive any dividends or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying distributions in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Recent Developments

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. Since entering into this agreement, we sold 107,074 shares at an average price of $14.22 per share.

On February 1, 2017, the Company declared monthly distributions of $0.1125 per share payable on each of February 23, 2017, March 23, 2017 and April 27, 2017.

On February 17, 2017, the Company received a full payoff at par on its $3.8 million junior secured debt investment in North Atlantic Trading Company, Inc. The Company generated a gross internal rate of return (“IRR”) of 12.9% on this exit. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was received or invested.

On February 23, 2017, the Company made an additional $1.0 million senior secured debt investment in WBL SPE II, LLC. The investment carries a fixed interest rate of 14.50%.

On February 27, 2017, the Company received a full repayment at par on its $1.7 million senior secured debt investment in WBL SPE I, LLC. The Company generated an IRR of 15.6% on this exit.

In late February 2017, SourceHOV LLC ("SourceHOV"), Novitex Holdings Inc. ("Novitex"), and Quinpario Acquisition Corp. 2 publicly announced that they would combine to form Exela Technologies (a NASDAQ listed provider of business process outsourcing services). The Company has debt investments in both SourceHOV and Novitex. If this proposed combination is completed, then the Company's debt investments in SourceHOV and Novitex would be repaid in full at par plus any applicable call premium. The transaction is expected to close in the second quarter of 2017, subject to regulatory approval. If the closing of the transaction is successful, the Company would receive a payment of 102% of par on its $4.0 million face value investment in the SourceHOV second lien tranche. As of December 31, 2016, we ascribed a fair value to this investment equal to approximately 67% of par, which was determined based on available information prior to the notification of the proposed transaction.

On March 3, 2017, the Company made a $2.0 million junior secured debt investment in Turning Point Brands, Inc. / North Atlantic Trading Company, Inc. The investment carries a fixed interest rate of 11.00%

On March 10, 2017, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2017 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2017 equal to $1.2 million.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2016, nineteen of our loans, or 64.9% of the fair value of our portfolio, bore interest at floating rates. Fourteen of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. For the year ended December 31, 2015, twenty three of our loans, or 70.9% of the fair value of our portfolio, bore interest at floating rates. Seventeen of these floating rate loans have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. Assuming that the Statement of Assets and Liabilities as of December 31, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.5 million. Alternatively, a hypothetical decrease in LIBOR would have less of an impact on our net income as most of our floating rate loans and borrowing rates have LIBOR floors that would not be materially affected by a 100 basis point decrease in LIBOR. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Harvest Capital Credit Corporation (the "Company") as of December 31, 2016 and December 31, 2015, and the results of its operations, its change in net assets and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of December 31, 2016 and December 31, 2015 by correspondence with the custodian, borrowers and agent banks, and the application of alternative auditing procedures where replies have not been received provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2017

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	December 31,
	2016	2015
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $120,162,148 at 12/31/16 and $135,198,490 at 12/31/15)	$119,032,736	$135,516,729
Affiliated investments, at fair value (cost of $15,994,294 at 12/31/16 and $9,031,772 at 12/31/15)	12,137,552	7,243,697
Control investments, at fair value (cost of $2,943,277 at 12/31/16 and $0 at 12/31/15)	2,931,246	—
Total investments, at fair value (cost of $139,099,719 at 12/31/16 and $144,230,262 at 12/31/15)	134,101,534	142,760,426

Cash	4,472,749	595,047
Restricted cash	3,084,229	2,474,362
Interest receivable	578,140	1,112,885
Accounts receivable – other	27,135	304,969
Deferred offering costs	813,807	1,023,246
Deferred financing costs	542,342	748,637
Other assets	84,969	118,287
Total assets	$143,704,905	$149,137,859

LIABILITIES:
Revolving line of credit	$26,946,613	$29,698,293
Unsecured notes	27,500,000	27,500,000
Accrued interest payable	421,534	412,099
Accounts payable - base management fees	693,190	739,517
Accounts payable - incentive management fees	202,235	848,841
Accounts payable - administrative services	276,214	220,872
Accounts payable - accrued expenses	499,907	282,949
Other liabilities	42,916	21,032
Total liabilities	56,582,609	59,723,603

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,313,272 issued and 6,287,496 outstanding at 12/31/16 and 6,269,669 issued and outstanding at 12/31/15	6,313	6,270
Capital in excess of common stock	90,433,114	89,989,686
Treasury shares at cost, 25,776 and 0 shares at 12/31/16 and 12/31/15, respectively	(322,137)	—
Accumulated realized losses on investments	(1,537,506)	(1,066,131)
Net unrealized depreciation on investments	(4,998,185)	(1,469,836)
Undistributed net investment income	3,540,697	1,954,267
Total net assets	87,122,296	89,414,256
Total liabilities and net assets	$143,704,905	$149,137,859

Common stock outstanding	6,287,496	6,269,669

Net asset value per common share	$13.86	$14.26

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$16,055,958	$16,032,738	$10,876,938
Cash - affiliated investments	1,253,098	477,407	185,649
Cash - control investments	133,966	—	—
PIK - non-affiliated/non-control investments	1,462,755	1,091,792	1,319,362
PIK - affiliated investments	—	—	90,671
PIK - control investments	35,978	—	—
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	1,819,960	2,240,199	1,382,560
Affiliated investments	(24,003)	231,927	149,429
Control investments	799	—	—
Total interest income	20,738,511	20,074,063	14,004,609
Other income	154,963	252,833	707,438
Total investment income	20,893,474	20,326,896	14,712,047

Expenses:
Interest expense – revolving line of credit	1,183,431	921,284	293,319
Interest expense - unsecured notes	1,925,004	1,785,976	—
Interest expense - unused line of credit	146,728	243,800	374,230
Interest expense - deferred financing costs	278,733	264,228	255,801
Interest expense - deferred offering costs	196,872	167,255	—
Total interest expense	3,730,768	3,382,543	923,350

Professional fees	827,793	747,032	595,264
General and administrative	1,021,516	869,391	701,593
Base management fees	2,899,416	2,710,993	1,860,597
Incentive management fees	1,394,382	2,234,551	2,144,889
Administrative services expense	905,586	729,978	498,201
Total expenses	10,779,461	10,674,488	6,723,894
Less waivers:
Incentive fees waived (1)	—	—	(320,827)
Total net expenses	10,779,461	10,674,488	6,403,067
Net Investment Income, before taxes	10,114,013	9,652,408	8,308,980

Excise Tax	61,591	1,393	43,727
Net Investment Income, after taxes	10,052,422	9,651,015	8,265,253

Net realized gains (losses):
Non-affiliated / Non-control investments	624,677	(1,057,355)	665,813
Affiliated investments	(1,142,263)	—	—
Net realized (losses) gains on investments	(517,586)	(1,057,355)	665,813
Net change in unrealized (depreciation) appreciation on investments	(3,528,349)	(2,182,647)	464,416
Total net unrealized and realized (losses) gains on investments	(4,045,935)	(3,240,002)	1,130,229

Net increase in net assets resulting from operations	$6,006,487	$6,411,013	$9,395,482

Net investment income per share	$1.60	$1.54	$1.34
Net increase in net assets resulting from operations per share	$0.96	$1.03	$1.52
Weighted average shares outstanding (basic and diluted)	6,282,360	6,249,346	6,185,061
Distributions paid per common share	$1.35	$1.35	$1.35

(1)
For the period from our initial public offering in May 2013 to March 31, 2014, our investment adviser agreed to waive its incentive fee to the extent required to support a minimum dividend yield of 9% per year based on our initial public offering price per share of $15.00.

 See accompanying notes to audited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2016	2015	2014

Increase in net assets from operations:
Net investment income	$10,052,422	$9,651,015	$8,265,253
Net realized gains (losses) on investments	(517,586)	(1,057,355)	665,813
Net change in unrealized (depreciation) appreciation on investments	(3,528,349)	(2,182,647)	464,416
Net increase in net assets resulting from operations	6,006,487	6,411,013	9,395,482

Distributions to shareholders:
Distributions from net investment income	(8,481,370)	(8,066,281)	(8,348,055)
Distributions from capital gains	—	(369,418)	—
Decrease in net assets resulting from shareholder distributions	(8,481,370)	(8,435,699)	(8,348,055)

Capital share transactions:
Issuance of common shares (net of offering costs of $0 for 2016, $0 for 2015 and $24,925(1) for 2014)	83	70	(24,925)
Reinvestment of dividends (2)	504,977	566,557	995,327
Share repurchases	(322,137)
Net increase in net assets from capital share transactions	182,923	566,627	970,402

Total (decrease) increase in net assets	(2,291,960)	(1,458,059)	2,017,829
Net assets at beginning of period	89,414,256	90,872,315	88,854,486
Net assets at end of period	$87,122,296	$89,414,256	$90,872,315

Capital share activity (common shares):
Shares issued from reinvestment of dividends	43,603	46,996	74,446
Shares repurchased	(25,776)	—	0
Net increase in capital share activity (common shares)	17,827	46,996	74,446

(1)	Reimbursement to Harvest Capital Strategies of offering costs paid during the initial public offering.
(2)	Net of par value of shares issued of $44, $47, and $74 and funds received for fractional shares of $83, $70 and $81 for December 31, 2016, 2015 and 2014, respectively.
(3)
Undistributed net investment income at December 31, 2016, December 31, 2015 and December 31, 2014 was $3.5 million, $2.0 million and $0.1 million, respectively. See Dividends and Distributions Policy in Note 2.

 See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,006,487	$6,411,013	$9,395,482
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,498,733)	(1,091,792)	(1,410,033)
Paid in kind income collected	533,670	859,585	1,142,846
Net realized losses (gains) on investments	517,586	1,057,355	(665,813)
Net change in unrealized depreciation (appreciation) of investments	3,528,349	2,182,647	(464,416)
Amortization of fees, discounts and premiums, net	(1,796,756)	(2,472,126)	(1,531,989)
Amortization of deferred financing costs	278,733	264,228	255,801
Amortization of deferred offering costs	196,872	167,255	—
Purchase of investments (net of loan origination and other fees)	(31,012,429)	(54,464,040)	(64,407,942)
Proceeds from principal payments	38,387,205	25,816,815	23,054,095
Changes in operating assets and liabilities
Decrease (increase) in interest receivable	534,745	(562,036)	(100,947)
Decrease (increase) in accounts receivable - other and other assets	311,152	(55,948)	(69,277)
Increase in accrued interest payable	9,435	334,736	41,841
(Decrease) increase in accounts payable and other liabilities	(398,749)	266,733	(608,766)
Net cash provided by (used in) operating activities	15,597,567	(21,285,575)	(35,369,118)

Cash flows from financing activities:
Borrowings on revolving credit facility	23,931,375	53,900,000	56,390,000
Repayment of borrowings on revolving credit facility	(26,683,055)	(50,276,847)	(30,314,860)
Offering and financing expenses	(59,871)	(1,070,868)	(119,640)
Proceeds from the issuance of unsecured notes	—	27,500,000	—
Proceeds from the issuance of common stock and common units	83	70	75
Repurchased shares (held in Treasury Stock)	(322,137)	—	—
Offering expenses from the issuance of common stock	—	—	(25,000)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $504,977, $566,557, and $995,327, respectively)	(7,976,393)	(7,869,142)	(7,352,728)
Payment of deferred financing costs	—	—	(21,120)
Net cash (used in) provided by financing activities	(11,109,998)	22,183,213	18,556,727

Net increase (decrease) in cash during the period	4,487,569	897,638	(16,812,391)

Cash at beginning of period	3,069,409	2,171,771	18,984,162
Cash at end of period (1)	$7,556,978	$3,069,409	$2,171,771

Non-cash operating activities:
Non-cash loan refinancing	—	—	8,800,000
Amendment fees (2)	(75,000)	186,854	417,663

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$504,977	$566,557	$995,327

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,245,725	$2,616,324	$625,706
Cash paid during the period for taxes	$48,297	$7,861	$—

(1) Consists of cash and restricted cash of $4,472,749 and $3,084,229 respectively, at December 31, 2016, and $595,047 and $2,474,362 respectively at December 31, 2015, and $103,047 and $2,068,724 respectively at December 31, 2014.

(2) Includes $75,000 of non-cash amendment fees that were accrued in 2014 and 2015, but written off related to the impairment of Peekay Acquisition, LLC.
See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2016)

See accompanying notes to audited consolidated financial statements.

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	0.7%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	592,484	559,461	592,484
			(14.00%; the greater of 14.00% or LIBOR +8.50%)

Regional Engine Leasing, LLC	4.7%	*	Senior Secured Term Loan, due 03/31/2020		03/31/15	3,938,747	3,838,923	3,938,747
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	158,628

IAG Engine Center, LLC	2.5%	*	Senior Secured Term Loan, due 08/29/2018	(17)	08/29/16	1,855,000	1,177,857	1,177,857
			(14.00% Cash)

			Revenue Linked Security	(9) (16)		—	999,127	992,012

Automotive
Fox Rent A Car, Inc.	13.0%	*	Senior Secured Term Loan, due 09/30/2017	(13)	10/31/14	10,000,000	10,117,435	10,722,000
			(12.62%; LIBOR +12.00%)

			Warrants to purchase 50.5 shares of common stock			—	—	586,000

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	0.2%	*	4,200,000 Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	138,730	138,730

WBL SPE I, LLC	1.9%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	1,696,694	1,696,233	1,696,694
			(13.00% Cash)

WBL SPE II, LLC	9.4%	*	Senior Secured Term Loan, due 09/30/2017		09/30/14	8,209,027	8,129,659	8,209,027
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	49,209 Class B Common Equity Units	(10)	12/23/13	—	200,000	237,895

			(0.31% on a fully diluted basis)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,881,124	3,771,500
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	4.3%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	3,750,000	3,733,284	3,740,625
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Yucatan Foods, L.P.	13.1%	*	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,618,621	8,475,023	8,592,500
			(14.50%; 8.00% cash/6.50% PIK)	(11)

			Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,806,068	2,761,801	2,820,000
			(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(15)

Capital Equipment
Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018		05/07/14	4,177,633	4,111,228	4,177,633
			(12.50% Cash)

			Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	153,266
			(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.5%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	226,618	223,738	226,618
			(11.62%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,448,137	2,403,485	2,448,137
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
			(8.62%; LIBOR +8.00% with 0.50% LIBOR floor)

			Warrants to purchase 1,482 Common Equity Units		06/13/14	—	42,000	163,932
			(12.00% on a fully diluted basis)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	5.3%	*	Junior Secured Term Loan, due 09/30/2017	(5)	05/27/15	7,136,824	6,598,278	4,659,199
			(5.00% Cash)

Consumer Goods - Non-Durable
Bradford Soap International, Inc.	5.2%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,436,639	4,489,143
			(9.87%; LIBOR + 9.25%)

High Tech Industries

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,952,193	2,922,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.4%	*	Senior Secured Term Loan, due 08/24/2021		05/12/15	1,887,138	1,858,766	1,887,138
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)	(11)

			86,957 Class A Common Equity Units		05/12/15	—	86,957	164,616
			(0.50% on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	4.3%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	3,775,425	3,743,423	3,775,425
			(12.85%; LIBOR +12.00%)	(11)

			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.85%; LIBOR +12.00%)	(11)

Multicultural Radio Broadcasting, Inc.	5.6%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,852,000
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.6%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,019,225	4,979,129	5,005,500
			(13.18%; LIBOR +11.75% with 0.75% LIBOR floor plus 0.50% PIK)	(11)

			Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	666,667
			(12.68%; LIBOR +11.75% with 0.75% LIBOR floor)	(11)

			139 Class A Common Equity Units		04/24/14	—	125,000	78,657
			(1.45% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	14.8%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,348,552	11,541,520	11,678,261
			(17.62%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,189,239	1,189,239	1,189,239
			(17.62%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

Retailer
CP Holding Co., Inc. (Choice Pet)	6.2%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,611,638	5,569,739	5,397,440
			(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business
Novitex Acquisition, LLC	8.0%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,916,408	7,000,000
			(12.25%; LIBOR + 11.00% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	7.0%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	6,011,262	5,984,252	6,011,000
			(15.0%; 12.50% Cash/2.50% PIK)

			100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	104,000
			(0.59% on a fully diluted basis)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,719,469	1,694,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.1%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,890,390	2,664,166
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments						120,415,049	120,162,148	119,032,736

Affiliated Investments

Healthcare & Pharmaceuticals
Infinite Care, LLC	8.5%	*	Senior Secured Term Loan, due 02/28/2019		02/29/16	6,000,000	5,920,025	5,916,570
			(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)
			Revolving Line of Credit, due 02/28/2019	(6)	02/29/16	200,000	200,000	200,000
			(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

			3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	1,266,500
			(27.00% on a fully diluted basis)

WorkWell, LLC	5.4%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,601,563	4,523,847	4,546,000
			(12.43%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.43%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			250,000 Preferred Equity Units		10/22/15	—	250,000	170,000
			(6.16% on a fully diluted basis)

			250,000 Common Equity Units		10/22/15	—	—	523
			(0.12% on a fully diluted basis)

Retailer
Peekay Acquisition, LLC	0.0%	*	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,304,615	1,995,422	37,959
			(17.00% PIK)	(7)

			35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
			(5.95% on a fully diluted basis)

Subtotal Affiliated Investments						13,106,178	15,994,294	12,137,552

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.1%	*	1,800 Common Equity Units		03/18/16	—	935,978	923,947
			(46.15% on a fully diluted basis)

Flight Engine Leasing III, LLC	2.3%		Senior Secured Term Loan, due 12/13/2018		12/13/16	1,825,000	1,807,299	1,807,299
			(13.00%; the greater of 13.00% or LIBOR plus 7.50%)

			400 Common Equity Units	(16) (18)	12/13/16	—	200,000	200,000
			(33.33% of fully diluted common equity)
Subtotal Control Investments						1,825,000	2,943,277	2,931,246

Total Investments as of 12/31/2016	153.8%	*				135,346,227	139,099,719	134,101,534

* Value as a percentage of net assets.

(1)
Debt investments, the revenue linked security and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Equity investments (other than Flight Lease VII, LLC), residual values and warrants are non-income producing. All investments other than Shinnecock CLO 2006-1, Ltd., WBL SPE I, LLC, WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 7.16% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $3.3 million, $7.5 million, and $4.2 million, respectively.  The tax cost of investments is $138.4 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual and began accruing interest during the three months ended June 30, 2015. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash to 10.0% (5.0% cash / 5.0% PIK). The loan was placed on non-accrual status during the three months ended September 30, 2016. On October 31, 2016 the maturity date was extended from March 30, 2017 to September 30, 2017 and the interest rate was reduced from 10.00% (5.00% cash/5.00%PIK) to 5.00% cash. No income was accrued during the six months ended December 31, 2016. However, cash interest of $181,247, which represents the total amount of interest due to the Company as of December 31, 2016, was collected and recognized as income during this period.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at December 31, 2016.
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

(10)
The Company owns 49,209 of Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the December 31, 2016 fair value.

(11)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(12)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document. The CLO has begun its redemption process and as of October 15, 2016 had paid down all of its secured liabilities. The fair value of the investment as of December 31, 2016 is based on our expected liquidation proceeds and not on an effective yield basis.

(13)
The loan was placed on non-accrual status during the second quarter of 2016, after the Company received notice from the senior secured lender to Fox Rent a Car, Inc. ("Fox") that, due to Fox's violation of certain covenants under its senior secured credit facility, it was blocking the junior secured term loan lenders from receiving interest payments until the covenant breaches were cured, waived by the senior secured lenders or the blockage period expires. During the third quarter of 2016, Fox refinanced its senior credit facility and our loan was brought current. On October 26, 2016, our credit agreement was amended and restated to convert the loan from a junior secured term loan to a senior secured term loan secured by all assets of the Company other than the vehicle fleet.  The Company earned a $0.8 million amendment fee which is due at the earlier of maturity or loan repayment. The maturity date was changed from October 31, 2019 to September 29, 2017 and amortization of $0.2 million a month on the total loan amount will commence on March 31, 2017. The interest rate reverted back to the original level of LIBOR plus 12.00%. Also as part of the new agreement, the Company is entitled to receive additional fees and equity warrants in the borrower if our loan is not paid off at certain future milestone dates. The investment was taken off of non-accrual status during the third quarter of 2016 following the receipt of all past due interest. The Company earned warrants to buy 50.5 shares of common stock in Fox on 12/31/16 since the loan was not paid off as of that date.

(14)
This loan was in violation of financial covenants pursuant to its loan agreement. As a result, the Company implemented a 3% PIK default rate on August 9, 2016. The default rate was in effect as of December 31, 2016.

(15)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(16)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(17)
The borrower failed to make a required principal payment on January 31, 2017 causing an event of default to occur under the credit agreement. The default had not been cured as of the filing date of this document.

(18)	The Company's equity investment is in Flight Engine Leasing XI, LLC. This entity owns 100% of the membership interests in our borrower, Flight Engine Leasing III, LLC.

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2015)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value
Investments in Non-controlled, Non-affiliated Portfolio Companies

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	1.4%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	1,223,326	1,206,393	1,206,897
			(15.00%; the greater of 14.00% or LIBOR +8.50%, plus additional 1.00% PIK)

			Residual Value	(4)	10/03/14	—	8,699	11,662

Regional Engine Leasing, LLC	4.8%	*	Senior Secured Term Loan, due 3/31/2020		03/31/15	4,214,736	4,087,270	4,181,392
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	139,498

Automotive
Fox Rent A Car, Inc.	10.9%	*	Junior Secured Term Loan, due 10/31/2019		10/31/14	10,000,000	9,918,138	9,788,251
			(12.24%; LIBOR +12.00%)

Banking, Finance, Insurance & Real Estate
Shinnecock CLO 2006-1, Ltd.	1.8%	*	CLO Subordinated Notes, due 07/15/2018	(16)	03/06/14	—	1,567,860	1,567,860
			(13.20% effective yield)

WBL SPE I, LLC	8.9%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	8,000,000	7,985,883	8,000,000
			(13.00% Cash)

WBL SPE II, LLC	8.4%	*	Senior Secured Term Loan, due 12/23/2016		09/30/14	7,503,165	7,353,852	7,503,165
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	Class B Common Equity Units	(14)	12/23/13	—	200,000	270,909
			(0.31% of fully diluted common equity)

Beverage, Food & Tobacco

Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,863,890	3,818,500
			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	5.6%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	5,000,000	4,976,182	4,987,500
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Capital Equipment
Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018	(13)	05/07/14	4,315,133	4,217,912	4,315,133
			(12.50% Cash)

			Common Equity Warrants		04/06/12	—	12,500	127,722
			(2.0% of fully diluted common equity)

Lanco Acquisition, LLC	3.8%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	592,000	579,905	592,000
			(11.50%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,386,885	2,322,563	2,363,404
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	350,000	350,000	350,000
			(8.50%; LIBOR +8.00% with 0.50% LIBOR floor)

			Common Equity Warrants		06/13/14	—	42,000	58,857
			(12.00% of fully diluted common equity)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	6.4%	*	Junior Secured Term Loan, due 09/30/2016	(5)	05/27/15	6,985,636	6,058,198	5,760,675
			(5.00% Cash)

Consumer Goods - Non-Durable
Atrium Innovations, Inc.	1.0%	*	Senior Secured Term Loan, due 02/16/2021		01/29/14	982,500	982,971	911,269
			(4.25%; LIBOR +3.25% with 1.00% LIBOR floor)

Bradford Soap International, Inc.	4.9%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,417,447	4,410,000
			(9.49%; LIBOR + 9.25%)

PD Products, LLC	5.1%	*	Senior Secured Term Loan, due 10/04/2018		10/04/13	4,535,032	4,448,660	4,535,032
			(12.00%; LIBOR +10.50% with 1.50% LIBOR floor)	(15)

Healthcare & Pharmaceuticals
Infinite Aegis Group, LLC	10.1%	*	Senior Secured Term Loan (First Out), due 07/31/2017	(7)	03/10/15	3,499,708	3,499,708	3,499,708
			(15.24%; LIBOR + 12.00% with 0.19% LIBOR floor/3.00% PIK)

			Senior Secured Term Loan (Last Out), due 07/31/2017	(7)	08/01/13	4,559,429	4,487,002	4,461,130
			(18.24%; LIBOR + 14.65% with 0.19% LIBOR floor/3.00% PIK/0.35% Fee Letter)	(8)

			Revolving Line of Credit, 07/31/2017	(7)	03/10/15	1,050,000	1,050,000	1,050,000
			(12.24%; LIBOR + 12.00% with 0.19% LIBOR floor)

			Common Equity Warrants		08/01/13	—	77,522	—
			(3.00% of fully diluted common equity)

High Tech Industries
Applied Systems, Inc.	0.5%	*	Junior Secured Term Loan, due 01/24/2022		01/15/14	490,141	487,100	475,130
			(7.50%; LIBOR + 6.50% with 1.00% LIBOR floor)

GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/31/2022		01/30/15	3,000,000	2,945,515	2,927,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.2%	*	Senior Secured Term Loan, due 04/24/2020		05/12/15	1,900,000	1,865,860	1,863,500
			(10.25%; LIBOR +9.25% with 1.00% LIBOR floor)	(15)

			Class A Common Equity Units		05/12/15	—	86,957	116,579
			(0.59% of fully diluted common equity)

Optimal Blue, LLC	0.6%	*	Class A Common Equity Units		12/18/13	—	100,000	526,197
			(0.38% of fully diluted common equity)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	5.1%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	4,577,000	4,531,790	4,531,790
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)
			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.33%; LIBOR +12.00% with no LIBOR floor)	(15)

Multicultural Radio Broadcasting, Inc.	5.4%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,825,383
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.7%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,400,000	5,344,004	5,400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

			Revolving Line of Credit, due 04/24/2018	(6)	04/24/14	400,000	400,000	400,000
			(9.75%; LIBOR +9.00% with 0.75% LIBOR floor)	(15)

			Class A Common Equity Units		04/24/14	—	100,000	158,341
			(1.08% fully diluted common equity)

Metals & Mining
Northeast Metal Works LLC	14.7%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,711,245	11,719,801	11,968,844
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,175,000	1,175,000	1,175,000
			(14.24%; LIBOR +14.00% with 0.20% LIBOR floor)	(15)

Retailer
CP Holding Co., Inc. (Choice Pet)	5.9%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,375,578	5,303,683	5,319,577
			(16.25%; 12.00% Cash/4.25% PIK)	(15)

Services: Business
Language Line, LLC	4.5%	*	Junior Secured Term Loan, due 07/07/2022		07/01/15	4,000,000	3,942,875	3,985,000
			(10.75%; LIBOR +9.75% with 1.00% LIBOR floor)

Novitex Acquisition, LLC	7.5%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,940,339	6,712,947
			(11.75%; LIBOR + 10.50% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	6.7%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	5,860,865	5,807,253	5,860,865
			(15.0%; 12.50% Cash/2.50% PIK)

			Series A Preferred Equity		04/05/12	—	100,000	165,012
			(0.58% of fully diluted common equity)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,715,846	1,715,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.9%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,865,441	3,480,000
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Total Investments in Non-controlled, Non-affiliated Portfolio Companies						$135,287,429	$135,198,490	$135,516,729

Investments in Affiliated Portfolio Companies

Healthcare & Pharmaceuticals

WorkWell, LLC	5.5%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,720,313	4,625,099	4,625,099
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.00%; LIBOR + 11.50% with 0.50% LIBOR floor)
			Common Equity Units		10/22/15	—	250,000	250,000
			(6.28% of fully diluted common equity)

Retailer
Peekay Acquisition, LLC (Christals)	1.6%	*	Senior Secured Term Loan (Last Out), due 02/15/16	(17)	12/31/12	2,000,000	1,983,205	1,442,394
			(18.00%; 15.00% Cash/3.00% Accommodation Fee paid in Cash)	(9)

			Common Equity (Peekay Boutiques, Inc.)	(10)	12/31/12	—	105,000	—
			(5.95% of fully diluted common equity)

Beverage, Food & Tobacco

Solex Fine Foods, LLC (non-accrual)	1.0%	*	Senior Secured Term Loan (Last Out), due 12/28/2016	(11)	12/31/12	1,847,856	1,626,670	926,204
			(18.63%; LIBOR +12.48% Cash/3.09% PIK/2.81% Supplemental PIK)	(12)

			Common Equity Units	(11)	12/31/12		290,284	—
			(6.57% of fully diluted common equity)

			Common Equity Warrants	(11)	12/31/12		151,514	—
			(6.40% of fully diluted common equity)

Total Investments in Affiliated Portfolio Companies						$8,568,169	$9,031,772	$7,243,697

Total Investments as of 12/31/2015	159.7%	*				$143,855,598	$144,230,262	$142,760,426

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

Harvest Capital Credit Corporation
Notes to Audited Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Harvest Capital Credit Corporation and its wholly-owned subsidiary, HCAP Equity Holdings, LLC. The effects of all intercompany transactions between the Company and its subsidiary have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services - Investment Companies, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company.

Cash

Cash as presented in the Consolidated Statement of Assets and Liabilities and the Consolidated Statement of Cash Flows include bank checking accounts.

Restricted Cash

Restricted cash of $3.1 million and $2.5 million as of December 31, 2016 and December 31, 2015 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, in which interest has not been paid for greater than 90 days, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectibility. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated.

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

Excise Tax

The Company estimates excise tax based on timely information available. Excise tax for the year ended December 31, 2016 was $61,591. Excise tax for the year ended December 31, 2015 was $1,393.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized (0.5) million in realized losses on our investments during the twelve months ended December 31, 2016 and $(1.1) million in realized losses on our investments during the twelve months ended December 31, 2015.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $(3.5) million in net change in unrealized depreciation in during the twelve months ended December 31, 2016 and $(2.2) million million in net change in unrealized appreciation during the twelve months ended December 31, 2015

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another person. The Company had 26 and 30 investments that were classified as Non-Control/Non-Affiliated as of December 31, 2016 and December 31, 2015, respectively. Three of the Company’s investments were classified as Affiliated as of December 31, 2016 and as of December 31, 2015. Two of the Company's investments were classified as Control as of December 31, 2016 and none was classified as Control as of December 31, 2015.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 in November 2014 and the expenses related to the Company's Notes issued in January 2015. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of December 31, 2016 and December 31, 2015 was $0. 8 million and $1.0 million, respectively. The amortization expense relating to deferred offering costs during the years ended December 31, 2016 and December 31, 2015 was $0.2 million and $0.2 million, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt issuance costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2016 and December 31, 2015 was $0.5 million and $0.7 million, respectively. The amortization expense relating to deferred debt financing costs during the year ended December 31, 2016 and December 31, 2015 was $0.3 million and $0.3 million, respectively.

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

During both years ended December 31, 2016 and December 31, 2015, the Company declared distributions totaling $1.35 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2016. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2013-2015 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2015 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We have concluded that the impact of ASU 2016-15 will not have material impact on our financial position, results of operations or cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company adopted the new guidance during the year ended December 31, 2016.

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

All of the Company's assets are pledged as collateral under the Credit Facility. Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base. As of December 31, 2016 the Company had availability in the borrowing base to draw down $44.2 million of the $55.0 million maximum loan amount.

As of December 31, 2016, the outstanding balance on the Credit Facility was $26.9 million. As of December 31, 2015, the outstanding balance on the Credit Facility was $29.7 million. As of December 31, 2016 and December 31, 2015, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of December 31, 2016, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $0.8 million.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of December 31, 2016, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 36.4% and 33.0% of total debt investments outstanding as of December 31, 2016 and December 31, 2015, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 34.6% and 29.5% of total loan interest and fee income for the year ended December 31, 2016 and December 31, 2015, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2016
	Shares Issued	Proceeds
Dividends reinvested	43,603	$504,977
Shares repurchased	(25,776)	(322,137)
Total for the year ended December 31, 2016	17,827	$182,840

	Year Ended December 31, 2015
	Shares Issued	Proceeds
Dividends reinvested	46,996	$566,557
Shares repurchased	—	—
Total for the year ended December 31, 2015	46,996	$566,557

	Year Ended December 31, 2014
	Shares Issued	Proceeds
Dividends reinvested	74,446	$995,327
Shares repurchased	—	—
Total for the year ended December 31, 2014	74,446	$995,327

As of December 31, 2016 and December 31, 2015, the Company had no warrants outstanding. As of December 31, 2014, the Company had warrants outstanding to purchase an aggregate of 253,129 shares of its common stock. Each warrant was exercisable at any time, but no later than its expiration date, which, depending on the warrant, ranged from February 20, 2015 to June 22, 2015. Each warrant had an exercise price per share of approximately (and in no event less than) $15.00, subject to standard adjustments for stock splits, stock distributions, combinations of common stock, reclassifications, recapitalizations, or other similar events affecting the number of outstanding shares of common stock. All warrants that existed at December 31, 2014 expired unexercised during 2015.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we were authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market until December 31, 2016 with the timing, manner, price and amount of any share repurchases determined by our management at its discretion, and with no assurances that any common stock, or any particular amount, would be purchased. During the year ended December 31, 2016, the Company repurchased 25,776 shares of its common stock at an average price of $12.50 per share, and a total cost of $322,137.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs. The Notes trade under the ticker HCAPL and, as of December 31, 2016, the fair value of $28.0 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2016 and December 31, 2015, unfunded commitments totaled $2.1 million and $1.5 million, respectively, and if funded, their estimated fair values on such dates were $2.1 million and $1.5 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 or December 31, 2015. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, respectively:

	Fair Values as of December 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,221,062	$76,221,062
Junior Secured	—	8,098,791	44,442,975	52,541,766
CLO Equity	—	—	138,730	138,730
Equity and Equity Related Securities	—	—	4,207,964	4,207,964
Revenue Linked Security			$992,012	$992,012
	$—	$8,098,791	$126,002,743	$134,101,534

	Fair Values as of December 31, 2015

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$911,269	$80,220,519	$81,131,788
Junior Secured	—	14,642,630	43,593,371	58,236,001
CLO Equity		—	1,567,860	1,567,860
Equity and Equity Related Securities		—	1,824,777	1,824,777
	$—	$15,553,899	$127,206,527	$142,760,426

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2016 and December 31, 2015, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,221,062	Bond Yield	Risk adjusted discount factor	6.1% - 30.0%	13.5%

		Market	EBITDA multiple	0.8x - 9.7x	5.0x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.4%

Junior Secured	$44,442,975	Bond Yield	Risk adjusted discount factor	4.2% - 26.0%	13.6%

		Market	EBITDA multiple	5.9x - 8.7x	7.3x

		Income	Weighted average cost of capital	13.0% - 25.0%	17.5%

Equity and Equity Related Securities	$4,207,964	Market	EBITDA multiple	4.1x - 9.7x	6.4x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.3%

CLO Equity	$138,730	Estimated Liquidation Value	Discount applied to loans	50%	N/A

Revenue Linked Security	$992,012	Income	Weighted average cost of capital	50%	50%

Type of Investment	Fair Value at December 31, 2015	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$80,220,519	Bond Yield	Risk adjusted discount factor	9.1% - 30.0%	13.7%

		Market	EBITDA multiple	2.2x - 9.2x	4.7x

		Income	Weighted average cost of capital	2.2% - 20.6%	10.2%

Junior Secured	$43,593,371	Bond Yield	Risk adjusted discount factor	4.9% - 21.8%	12.8%

		Market	EBITDA multiple	1.8x - 8.3x	5.7x

		Income	Weighted average cost of capital	4.0% - 19.5%	8.3%

Equity and Equity Related Securities	$1,824,777	Market	EBITDA multiple	2.6x - 16.6x	8.8x

		Income	Weighted average cost of capital	10.0% - 20.6%	14.1%

CLO Equity	$1,567,860	Bond Yield	Risk adjusted discount factor	13.2%	13.2%

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

When estimating the value of its CLO equity investment, the Company historically utilized the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique were risk adjusted discount factors. The Company also utilized the performance and covenant compliance information as provided by the independent trustee along with other risk factors including default risk, prepayment rates, interest rate risk and credit spread risk when valuing this investment. As of December 31, 2016, the CLO had been called and was almost entirely liquidated. The fair value of the investment at December 31, 2016 was based on the estimated liquidation value of the loans remaining in the CLO as of this date.

When estimating the fair value of its revenue-linked security, the Company utilizes the income technique and the specific provisions contained in the royalty security agreement. The determination of the fair value utilizing the specific provisions contained in the royalty security agreement is not a significant component of the Company’s valuation process.

(2)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2016 and December 31, 2015. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year ended December 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue- Linked Security	December 31, 2016

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New/Add-on investments	16,594,084	10,800,000	—	4,125,000	895,962	32,415,046
Principal payments received	(29,875,918)	(137,500)	(1,359,227)	(810,578)	—	(32,183,223)
Loan origination fees received	(1,096,399)	(251,000)	—	—	—	(1,347,399)
Payment in kind interest earned	523,371	836,219	—	35,978	103,165	1,498,733
Accretion of deferred loan origination fees/discounts	883,413	817,971	—	—	—	1,701,384
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	10,722,000	(10,722,000)	—	—	—	—
Net realized losses on investments	(700,465)	—	(69,903)	182,559	—	(587,809)
Change in unrealized appreciation (depreciation) on investments (2)	(1,049,543)	(494,086)	—	(1,149,772)	(7,115)	(2,700,516)
Fair value of portfolio, end of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/(depreciation) during the year ended December 31, 2016 for Level 3 investments held at December 31, 2016, was ($3,430,640). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Consolidated Statement of Operations.

	Year ended December 31, 2015
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue-Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$56,053,970	$43,744,802	$2,299,854	$1,375,670	$1,111,001	$104,585,297
New investments	36,866,906	11,440,000	—	448,077	—	48,754,983
Principal payments received	(8,083,579)	(16,108,274)	(315,133)	(89,225)	(1,060,166)	(25,656,377)
Loan origination fees received	(937,190)	(122,500)	—	—		(1,059,690)
Payment in kind interest earned	603,852	304,697	—	—	183,243	1,091,792
Accretion of deferred loan origination fees/discounts	812,213	1,628,575	—	—	—	2,440,788
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	(4,315,133)	4,315,133	—	—	—	—
Net realized gains on investments	—	(674,880)	(351,217)	(104,525)	—	(1,130,622)
Change in unrealized appreciation (depreciation) on investments (2)	(780,520)	(934,182)	(65,644)	194,780	(234,078)	(1,819,644)
Fair value of portfolio, end of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.
(2)
The net change in unrealized appreciation/(depreciation) during the year ended December 31, 2015 for Level 3 investments held at December 31, 2015, was ($690,397). Net realized gains/losses and net change in unrealized appreciation/depreciation are reflected on the Statement of Operations.

There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2016 or December 31, 2015. In order for an investment to be considered a Level 2 investment there must be multiple dealer quotes at the time of the fair value measurement and the quotes must be determined to be actionable.

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

In conjunction with our initial public offering in May 2013, HCAP entered into an investment advisory and management agreement with HCAP Advisors LLC ("HCAP Advisors"), which is a majority owned subsidiary of JMP Group. Under the investment advisory and management agreement, the base management fee is calculated based on our gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser, HCAP Advisors (as defined above), will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. Since the hurdle rate is fixed, as interest rates rise, it is easier for our investment adviser to surpass the hurdle rate and receive an incentive fee based on net investment income.The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Incentive fee expense for the year ended December 31, 2016 totaled $1.4 million after giving effect to the total return requirement discussed above. Incentive fee expense for the year ended December 31, 2016 would have been $2.3 million had the total return requirement not applied. Incentive fee expense for the year ended December 31, 2015 totaled $2.2 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized depreciation of $(3.5) million for the year ended December 31, 2016 and a net change in unrealized depreciation of $(2.2) million for the year ended December 31, 2015. The Company recorded net realized gains (losses) of $(0.5) million for the year ended December 31, 2016 and net realized gains (losses) of $(1.1) million for the year ended December 31, 2015.

Total base management fees and incentive management fees expense was $4.3 million and $4.9 million for the years ended December 31, 2016 and December 31, 2015, respectively. Base and incentive management fees payable were $0.9 million and $1.6 million as of December 31, 2016 and December 31, 2015, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap on April 29, 2014, the Company negotiated a cap with JMP Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during 2015.  The 2015 cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.  In connection with the expiration of the 2015 cap, the Company negotiated an annual cap with JMP Credit Advisors for 2016 such that the maximum amount that would be payable by the Company for 2016 is the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000. On January 4, 2017, our board of directors approved an increase in the cap to the extent necessary to reimburse JMP Credit Advisors for the cost of administrative services provided to the Company by Chief Executive Officer Richard P. Buckanavage and Vice President Ryan T. Magee in the fourth quarter of 2016, in an amount up to $75,000. Total administrative services expense was $0.9 million and $0.7 million for the years ended December 31, 2016 and December 31, 2015, respectively. Administrative services fees payable were $0.3 million and $0.2 million as of December 31, 2016 and December 31, 2015, respectively.

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

Note 8. Commitments and Contingencies

At December 31, 2016, the Company had a total of $2.1 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2015, the Company had a total of $1.5 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value, if drawn, as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016		As of December 31, 2015
	Unfunded Commitment	Extended Fair Value of Unfunded Commitment	Unfunded Commitment	Extended Fair Value of Unfunded Commitment
Brite Media LLC	$—	$—	$266,667	$266,667
Chemical Information Services, LLC	285,000	285,000	285,000	282,185
Infinite Care, LLC	800,000	789,235	—	—
Lanco Acquisition, LLC	450,000	450,000	350,000	350,000
Northeast Metal Works LLC	310,761	310,761	325,000	325,000
WorkWell, LLC	300,000	296,378	300,000	300,000
Total	$2,145,761	$2,131,374	$1,526,667	$1,523,852

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2016 or December 31, 2015 because there were no outstanding warrants as of those dates. There were no potentially dilutive common shares issued as of December 31,

2014 because the strike price of the Company's outstanding warrants exceeded the closing price of the Company's common stock for the respective period.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Net increase in net assets resulting from operations	$6,006,487	$6,411,013	$9,395,482
Weighted average shares outstanding (basic and diluted)	6,282,360	6,249,346	6,185,061
Net increase in net assets resulting from operations per share	$0.96	$1.03	$1.52

Note 10. Income Tax

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net increase in net assets resulting from operations	$6,006,487	$6,411,013	$9,395,482
Net unrealized depreciation (appreciation) on investments	3,528,349	2,182,647	(464,416)
Incentive fees on net unrealized (depreciation) appreciation on investments	—	(92,883)	92,883
Book/tax difference due to acceleration of loan fees on modified investments	(21,183)	70,415	(101,008)
Book/tax difference due to interest income on certain investments	(197,831)	(298,798)	321,171
Book/tax difference due to capital losses	148,716	1,060,320	89,416
Book/tax difference due to partnership income on certain equity investments	(17,853)	(83,052)	—
Excise taxes not deductible	61,591	1,393	43,727
Capital loss carryforward	368,870	—	—
Taxable/Distributable Income	$9,877,146	$9,251,055	$9,377,255

The components of accumulated undistributed and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2016	2015	2014
Ordinary income	$2,795,424	$1,183,219	$318,840
Realized capital gains	$—	$1,509	$710,365
Return of capital	$—	$—	$—

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

At December 31, 2016, the Company had a net long term capital loss carryforward of $368,870 to offset future net capital gains. This loss carryforward does not have an expiration date.

Our distributions, if any, are determined by our board of directors. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we maintain our qualification as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company did not incur a U.S. federal excise tax for calendar year 2013. The Company incurred a U.S. federal excise tax of $43,727 for calendar year 2014, $1,393 for calendar year 2015 and expects to incur $61,591 for calendar year 2016.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively:

	Year Ended December 31,
	2016	2015	2014

Per share data:
Net asset value at beginning of period	$14.26	$14.60	$14.45
Net investment income, after tax (1)	1.60	1.54	1.34
Realized (losses) gains on investments (1)	(0.08)	(0.17)	0.10
Net change in unrealized appreciation (depreciation) on investments	(0.56)	(0.34)	0.06
Net increase in net assets from operations	0.96	1.03	1.50
Distributions from net investment income	(1.35)	(1.29)	(1.35)
Distributions from capital gains	—	(0.06)	—
Total Distributions	(1.35)	(1.35)	(1.35)
Effect of shares issued, net of offering expenses	(0.01)	(0.02)	—
Net asset value at end of period	$13.86	$14.26	$14.60
Net assets at end of period	87,122,296	89,414,256	90,872,315
Shares outstanding at end of period	6,287,496	6,269,669	6,222,673
Weighted average shares outstanding (basic and diluted)	6,282,360	6,249,346	6,185,061
Per share market value at end of period	$13.75	$11.73	$11.54

Ratios and Supplemental data:
Net Asset Value Total Return (2)	9.17%	9.20%	11.85%
Market Price Total Return (3)	31.66%	13.64%	(14.95)%
Average Net Assets	$87,281,555	$89,888,327	$89,846,742
Ratio of expenses to average Net assets (4)	12.42%	11.88%	7.13%
Ratio of net investment income to average Net assets	11.52%	10.74%	9.20%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.

(3)
This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

(4)
Had our investment adviser not agreed to waive its incentive fee for the period from our initial public offering through March 31, 2014 to the extent required to support a minimum dividend yield of 9%, our ratio of expenses to average net assets would have increased by 36 basis point in 2014.

Note 12. Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last twelve quarters prior to December 31, 2016. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Total investment income	5,473	4,729	$5,494	$5,197
Net investment income	2,571	2,069	2,979	2,433
Net (decrease) increase in net assets resulting from operations	(133)	993	2,370	2,777
Net (decrease) increase in net assets resulting from operations per share (basic and diluted)	$(0.02)	$0.16	$0.38	$0.44

	Quarter Ended
(in thousands, except per share data)	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Total investment income	4,112	4,669	$4,971	$6,574
Net investment income	2,012	2,051	2,192	3,396
Net increase in net assets resulting from operations	284	3,191	841	2,095
Net increase in net assets resulting from operations per share (basic and diluted)	$0.05	$0.51	$0.13	$0.34

	Quarter Ended
(in thousands, except per share data)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total investment income	$3,037	$3,517	$3,917	$4,240
Net investment income	2,066	1,813	2,273	2,113
Net increase in net assets resulting from operations	2,243	2,392	2,016	2,744
Net increase in net assets resulting from operations per share (basic and diluted)	$0.36	$0.39	$0.33	$0.44

Note 13. Subsequent Events

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. Since entering into this agreement, we sold 107,074 shares at an average price of $14.22 per share.

On February 1, 2017, the Company declared monthly distributions of $0.1125 per share payable on each of February 23, 2017, March 23, 2017 and April 27, 2017.

On February 17, 2017, the Company received a full payoff at par on its $3.8 million junior secured debt investment in North Atlantic Trading Company, Inc. The Company generated a gross internal rate of return (“IRR”) of 12.9% on this exit. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was received or invested.

On February 23, 2017, the Company made an additional $1.0 million senior secured debt investment in WBL SPE II, LLC. The investment carries a fixed interest rate of 14.50%.

On February 27, 2017, the Company received a full repayment at par on its $1.7 million senior secured debt investment in WBL SPE I, LLC. The Company generated an IRR of 15.6% on this exit.

In late February 2017, SourceHOV LLC ("SourceHOV"), Novitex Holdings Inc. ("Novitex"), and Quinpario Acquisition Corp. 2 publicly announced that they would combine to form Exela Technologies (a NASDAQ listed provider of business process outsourcing services). The Company has debt investments in both SourceHOV and Novitex. If this proposed combination is completed, then the Company's debt investments in SourceHOV and Novitex would be repaid in full at par plus any applicable call premium. The transaction is expected to close in the second quarter of 2017, subject to regulatory approval. If the closing of the transaction is successful, the Company would receive a payment of 102% of par on its $4.0 million face value investment in the SourceHOV second lien tranche. As of December 31, 2016, we ascribed a fair value to this investment equal to approximately 67% of par, which was determined based on available information prior to the notification of the proposed transaction.

On March 3, 2017, the Company made a $2.0 million junior secured debt investment in Turning Point Brands, Inc. / North Atlantic Trading Company, Inc. The investment carries a fixed interest rate of 11.00%

On March 10, 2017, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2017 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2017 equal to $1.2 million.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).  Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

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

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

10.13
Fourth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of August 4, 2016, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on September 9, 2016).

10.14
Pledge Agreement, dated as of August 4, 2016, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on September 9, 2016).

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12.1	Computation of Ratios of Earnings to Fixed Charges. *

21.1	List of Subsidiaries: HCAP Equity Holdings, LLC, a Delaware limited liability company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed herewith.

c. Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2016

Portfolio Company	Investment	Amount of Interest and Fees Credited to Income (1)	December 31, 2015 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2016 Value

Non-Majority Owned Control Investments

Flight Engine Leasing III, LLC	Senior Secured Term Loan, due 12/13/2018	$13,474	—	$1,832,999	(25,000)	$1,807,999
	(13.00%; the greater of 13.00% or LIBOR + 7.50%)

	400 Common Equity Units	$—	$—	$200,000	$—	$200,000
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	$157,269	$—	$935,978	$(12,031)	$923,947
	46.15% on a fully diluted basis

Total Non-Majority Owned Control Investments		$170,743	$—	$2,968,977	$(37,031)	$2,931,946

Non-Control Affiliate Investments

Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	$655,623	$—	$5,920,025	$(3,455)	$5,916,570
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	Revolving Line of Credit, due 02/28/2019	$1,683	$—	$200,000	$—	$200,000
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	3,000,000 Class A Common Equity Units	$—	$—	$3,000,000	$(1,733,500)	$1,266,500
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC	Senior Secured Term Loan (Last Out), due 2/15/16	$(26,776)	$1,442,394	$12,224	$(1,416,659)	$37,959
	(17.00 PIK)

	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)	$—	$—	$—	$—	$—
	(5.95% of fully diluted common shares)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	$598,565	$4,625,099	$39,651	$(118,750)	$4,546,000
	(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	$—	$—	$—	$—	$—
	(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	250,000 Preferred Equity Units	$—	$250,000	$—	$(80,000)	$170,000
	(6.16% of fully diluted common equity)

	250,000 Common Equity Units	$—	$—	$523	$—	$523
	(0.12% of fully diluted common equity)

Total Affiliate Investments		$1,229,095	$6,317,493	$9,172,423	$(3,352,364)	$12,137,552

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: March 15, 2017	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2017	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 15, 2017	/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 15, 2017	/s/ Joseph A. Jolson
Joseph A. Jolson Director

Date: March 15, 2017	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 15, 2017	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 15, 2017	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director