Form 10-Q
period 2017-03-31
Harvest Capital Credit Corp
filed 2017-05-10
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting Company)
		Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 8, 2017 was 6,406,762.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2017

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $119,031,011 at 3/31/17 and $120,162,148 at 12/31/16)	$118,268,957	$119,032,736
Affiliated investments, at fair value (cost of $22,339,704 at 3/31/17 and $15,994,294 at 12/31/16)	18,182,847	12,137,552
Control investments, at fair value (cost of $2,329,135 at 3/31/17 and $2,943,277 at 12/31/16)	2,341,661	2,931,246
Total investments, at fair value (cost of $143,699,850 at 3/31/17 and $139,099,719 at 12/31/16)	138,793,465	134,101,534

Cash	5,129,081	4,472,749
Restricted cash	3,038,331	3,084,229
Interest receivable	922,180	578,140
Accounts receivable – other	35,158	27,135
Deferred offering costs	128,072	98,549
Deferred financing costs	480,010	542,342
Other assets	60,852	84,969
Total assets	$148,587,149	$142,989,647

LIABILITIES:
Revolving line of credit	$26,770,008	$26,946,613
Unsecured notes (net of deferred offering costs of $663,553 at 3/31/17 and $715,258 at 12/31/16)	26,836,447	26,784,742
Accrued interest payable	460,720	421,534
Accounts payable - base management fees	680,184	693,190
Accounts payable - incentive management fees	58,005	202,235
Accounts payable - administrative services	300,000	276,214
Accounts payable - accrued expenses	483,603	499,907
Payable for securities purchased	3,951,097	—
Other liabilities	123,468	42,916
Total liabilities	59,663,532	55,867,351

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,429,965 issued and 6,404,189 outstanding at 3/31/17 and 6,313,272 issued and 6,287,496 outstanding at 12/31/16	6,430	6,313
Capital in excess of common stock	92,047,675	90,433,114
Treasury shares at cost, 25,776 shares at 3/31/17 and 12/31/16, respectively	(322,137)	(322,137)
Accumulated realized losses on investments	(1,533,410)	(1,537,506)
Net unrealized depreciation on investments	(4,906,385)	(4,998,185)
Undistributed net investment income	3,631,444	3,540,697
Total net assets	88,923,617	87,122,296
Total liabilities and net assets	$148,587,149	$142,989,647

Common stock outstanding	6,404,189	6,287,496

Net asset value per common share	$13.89	$13.86

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,262,380	$4,555,751
Cash - affiliated investments	272,830	241,964
Cash - control investments	92,957	—
PIK - non-affiliated/non-control investments	412,818	153,826
PIK - affiliated investments	78,013	—
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	518,262	549,815
Affiliated investments	15,988	(52,707)
Control investments	3,526	—
Total interest income	4,656,774	5,448,649
Other income	12,964	24,697
Total investment income	4,669,738	5,473,346

Expenses:
Interest expense – revolving line of credit	200,019	254,578
Interest expense - unused line of credit	65,843	47,720
Interest expense - deferred financing costs	74,848	66,057
Interest expense - unsecured notes	481,251	481,251
Interest expense - deferred offering costs	51,705	47,764
Total interest expense	873,666	897,370

Professional fees	221,252	181,894
General and administrative	245,728	218,477
Base management fees	680,184	737,815
Incentive management fees	58,005	642,851
Administrative services expense	300,000	220,919
Total expenses	2,378,835	2,899,326
Net Investment Income, before taxes	2,290,903	2,574,020
Excise tax	53,246	2,615
Net Investment Income, after taxes	2,237,657	2,571,405

Net realized gains (losses):
Non-Affiliated / Non-Control investments	4,096	(77,522)
Affiliated investments	—	(1,142,263)
Net realized gains (losses)	4,096	(1,219,785)
Net change in unrealized appreciation (depreciation) on investments	91,800	(1,484,619)
Total net unrealized and realized gains (losses) on investments	95,896	(2,704,404)

Net increase (decrease) in net assets resulting from operations	$2,333,553	$(132,999)

Net investment income per share	$0.35	$0.41
Net increase (decrease) in net assets resulting from operations per share	$0.37	($0.02)
Weighted average shares outstanding (basic and diluted)	6,350,229	6,274,843
Dividends paid per common share	$0.34	$0.34

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31,
	2017	2016

Increase in net assets from operations:
Net investment income	$2,237,657	$2,571,405
Net realized gains (losses) on investments	4,096	(1,219,785)
Net change in unrealized appreciation (depreciation) on investments	91,800	(1,484,619)
Net increase (decrease) in net assets resulting from operations	2,333,553	(132,999)

Distributions to shareholders (1):
Distributions from net investment income	(2,146,910)	(2,117,391)
Decrease in net assets resulting from shareholder distributions	(2,146,910)	(2,117,391)

Capital share transactions:
Issuance of common shares (net of offering costs of $39,139)	1,522,025	—
Reinvestment of dividends (2)	92,653	122,951
Net increase in net assets from capital share transactions	1,614,678	122,951

Total increase (decrease) in net assets	1,801,321	(2,127,439)
Net assets at beginning of period	87,122,296	89,414,256

Net assets at end of period	$88,923,617	$87,286,817

Capital share activity (common shares):
Shares issued from stock offering	109,774	—
Shares issued from reinvestment of dividends	6,919	12,094
Net increase in capital share activity	116,693	12,094

(1)
Net investment income exceeded distributions for the three months ended March 31, 2017 and the three months ended March 31, 2016 in the amount of $90,747 and $454,014, respectively. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $7 and $12 and funds received for fractional shares of $25 and $12 for March 31, 2017 and 2016, respectively.
 See accompanying notes to unaudited financial statements.

HARVEST CAPITAL CREDIT CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,333,553	$(132,999)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used by) operating activities:
Paid in kind income	(490,831)	(153,826)
Paid in kind income collected	9,902	436,775
Net realized losses (gains) on investments	(4,096)	1,219,785
Net change in unrealized (appreciation) depreciation of investments	(91,800)	1,484,619
Amortization of fees, discounts and premiums, net	(537,776)	(497,108)
Amortization of deferred financing costs	74,848	66,057
Amortization of deferred offering costs	51,705	47,764
Purchase of investments (net of loan origination and other fees)	(10,977,594)	(20,703,792)
Proceeds from principal payments	11,351,357	12,531,358
Changes to operating assets and liabilities
(Increase) decrease in interest receivable	(344,040)	721,146
Decrease in accounts receivable - other and other assets	16,094	236,791
Increase in accrued interest payable	39,186	64,707
Decrease in accounts payable and other liabilities	(69,202)	(193,521)

Net cash provided by (used in) operating activities	1,361,306	(4,872,244)

Cash flows from financing activities:
Borrowings on revolving credit facility	12,000,000	12,731,376
Repayment of borrowings on revolving credit facility	(12,176,605)	(6,159,236)
Financing costs	(12,516)	—
Offering costs	(37,457)	—
Proceeds from the issuance of common stock	1,529,963	12
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $92,653 and $122,951, respectively)	(2,054,257)	(1,994,451)

Net cash (used in) provided by financing activities	(750,872)	4,577,701

Net increase (decrease) in cash during the period	610,434	(294,543)

Cash at beginning of period	7,556,978	3,069,409

Cash at end of period	$8,167,412	$2,774,866

Non-cash operating activities:
Amendment fees	—	(75,000)

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$92,653	$122,951

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$707,926	$718,841
Cash paid during the period for taxes	$103,797	$—

(1) Consists of cash and restricted cash of $5,129,081 and $3,038,331 respectively, at March 31, 2017, and $147,346 and $2,627,520 respectively at March 31, 2016.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of March 31, 2017)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	0.6%	Senior Secured Term Loan, due 07/05/2019		10/03/14	496,352	466,522	496,352
		(14.00%; the greater of 14.00% or LIBOR +8.50%)

Regional Engine Leasing, LLC	4.4%	Senior Secured Term Loan, due 03/31/2020		03/31/15	3,825,443	3,733,424	3,825,443
		(11.00%; the greater of 11.00% or LIBOR +4.50%)

		Residual Value	(4)	03/31/15	—	102,421	90,303

IAG Engine Center, LLC	2.3%	Senior Secured Term Loan, due 08/29/2018	(17)	08/29/16	1,746,667	1,163,540	1,163,540
		(14.00% Cash)

		Revenue Linked Security	(9) (16)	08/29/16	—	851,090	840,593

Automotive
Fox Rent A Car, Inc.	13.3%	Senior Secured Term Loan, due 09/30/2017	(13)	10/31/14	9,900,000	10,222,399	10,873,000
		(12.78%; LIBOR +12.00%)

		Warrants to purchase 102 shares of common stock			—	—	935,000

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	0.2%	4,200,000 Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	138,730	137,811

WBL SPE II, LLC	8.7%	Senior Secured Term Loan, due 09/30/2017		09/30/14	7,720,879	7,615,198	7,720,879
		(14.50% Cash)

World Business Lenders, LLC	0.3%	49,209 Class B Common Equity Units	(10)	12/23/13	—	200,000	249,191
		(0.31% on a fully diluted basis)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,885,758	3,784,000
		(11.15%; LIBOR +10.00% with 1.00% LIBOR floor)

Turning Points Brands, Inc.	2.2%	Junior Secured Term Loan, due 08/17/2022		02/17/17	2,000,000	1,980,220	1,980,220

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

		(11.00% Cash)

Yucatan Foods, L.P.	13.0%	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,757,733	8,621,229	8,696,000
		(14.50%; 10.00% Cash/4.50% PIK)	(11)

		Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,876,239	2,834,555	2,829,000
		(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(15)

Capital Equipment
Douglas Machines Corp.	4.8%	Junior Secured Term Loan, due 12/31/2018		05/07/14	4,140,133	4,081,604	4,140,133
		(12.50% Cash)

		Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	162,400
		(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.3%	Senior Secured Term Loan A, due 06/12/2018		06/13/14	183,522	181,536	184,000
		(11.78%; LIBOR +11.00% with 0.50% LIBOR floor)

		Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,463,439	2,424,364	2,456,000
		(15.00%; 12.50% Cash/2.50% PIK)

		Revolving Line of Credit, due 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
		(8.78%; LIBOR +8.00% with 0.50% LIBOR floor)

		Warrants to purchase 1,482 Common Equity Units		06/13/14	—	42,000	77,000
		(12.00% on a fully diluted basis)

Wetmore Tool and Engineering	4.4%	Senior secured term loan, due 09/30/2021 (13.00%; 12.00% cash/1.00% PIK)		03/31/17	4,000,111	3,940,111	3,940,111

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	4.7%	Junior Secured Term Loan, due 09/30/2017	(5)	05/27/15	7,136,824	6,509,068	4,196,193
		(5.00% Cash)

Consumer Goods - Non-Durable
Bradford Soap International, Inc.	5.0%	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,441,744	4,474,000
		(10.04%; LIBOR + 9.25%)

High Tech Industries
GK Holdings, Inc. (Global Knowledge)	3.3%	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,942,836	2,943,000
		(11.40%; LIBOR +10.25% with 1.00% LIBOR floor)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Mercury Network, LLC	2.0%	Junior Secured Term Loan, due 03/17/2022		03/17/17	1,553,869	1,526,763	1,526,763
		(11.65%; LIBOR +10.50% with 1.00% LIBOR floor)	(11)

		112,983 Common Equity Units		05/12/15	—	180,597	271,750
		(0.58% of tranche on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	4.2%	Senior Secured Term Loan, due 08/28/2019		08/28/15	3,726,520	3,697,410	3,726,520
		(13.00%; LIBOR +12.00%)	(11)

		Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
		(13.00%; LIBOR +12.00%)	(11)

Multicultural Radio Broadcasting, Inc.	5.5%	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,901,098
		(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.4%	Senior Secured Term Loan, due 04/24/2019		04/24/14	4,921,386	4,888,094	4,920,000
		(12.30%; LIBOR +11.25% with 0.75% LIBOR floor)	(11)

		Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	666,667
		(12.30%; LIBOR +11.25% with 0.75% LIBOR floor)	(11)

		139 Class A Common Equity Units		04/24/14	—	125,000	105,518
		(1.45% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	11.5%	Senior Secured Term Loan, due 12/29/2017		09/29/14	9,217,823	9,457,057	9,003,287
		(17.79%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

		Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,198,713	1,198,713	1,198,713
		(17.79%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

Retailer
CP Holding Co., Inc. (Choice Pet)	6.1%	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,671,262	5,638,222	5,457,500
		(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Novitex Acquisition, LLC	7.9%	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,920,302	7,000,000
		(12.32%; LIBOR + 11.00% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	8.5%	Senior Secured Term Loan, due 03/29/2019		03/29/17	7,500,000	7,423,722	7,423,722
		(12.16%; LIBOR + 11.00% with 1.00% LIBOR floor)	(11)

		100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	102,000
		(0.59% on a fully diluted basis)

Sitel Worldwide Corporation	1.9%	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,720,438	1,671,250
		(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	4.3%	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,897,127	3,850,000
		(11.65%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments					119,153,632	119,031,011	118,268,957

Affiliated Investments
Aerospace & Defense
Flight Engine Leasing V LLC	1.6%	Senior Secured Term Loan, due 03/31/2019		03/31/17	1,125,000	1,113,750	1,113,750
		(13.00%; the greater of 13.00% or LIBOR + 7.00%)
		600 Common Equity Units (12.12% of fully diluted common equity)	(16)	03/31/17	—	300,000	300,000

Flight Engine Leasing XII LLC	0.6%	1,000 Common Equity Units (18.52% of fully diluted common equity)	(16)	03/22/17	—	500,000	500,000

Capital Equipment
VTK Acquisition, Inc.	4.4%	Senior Secured Term Loan, due 03/21/2022 (13.15%; LIBOR + 12.00%)		03/31/17	3,500,000	3,390,000	3,390,000

		Revolving Line of Credit, due 03/21/2021 (7.65%; LIBOR + 6.50%)	(6)	03/31/17	411,097	411,097	411,097

		89.8 common shares (8.98% of fully diluted common equity)	(16)	03/31/17	—	150,000	150,000
Healthcare & Pharmaceuticals
Infinite Care, LLC	8.6%	Senior Secured Term Loan, due 02/28/2019		02/29/16	6,078,013	5,925,673	5,926,000
		(12.79%; LIBOR+6.00% Cash with 0.42% LIBOR floor plus 6.00% PIK)
		Revolving Line of Credit, due 02/28/2019	(6)	02/29/16	700,000	700,000	700,000
		(12.79%; LIBOR+6.00% Cash with 0.42% LIBOR floor plus 6.00% PIK)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

		3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	972,000
		(27.00% on a fully diluted basis)

WorkWell, LLC	5.3%	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,571,875	4,498,762	4,538,000
		(12.55%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

		Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
		(12.55%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

		250,000 Preferred Equity Units		10/22/15	—	250,000	181,000
		(6.16% on a fully diluted basis)

		250,000 Common Equity Units		10/22/15	—	—	1,000
		(0.12% on a fully diluted basis)

Retailer
Peekay Acquisition, LLC	0.0%	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,403,952	1,995,422	—
		(17.00% PIK)	(7)

		35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
		(5.95% on a fully diluted basis)

Subtotal Affiliated Investments					18,789,937	22,339,704	18,182,847

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.0%	1,800 Common Equity Units		03/18/16	—	900,000	912,526
		(46.15% on a fully diluted basis)

Flight Engine Leasing III, LLC	1.6%	Senior Secured Term Loan, due 12/13/2018		12/13/16	1,243,310	1,229,135	1,229,135
		(13.00%; the greater of 13.00% or LIBOR plus 7.50%)

		400 Common Equity Units	(16) (18)	12/13/16	—	200,000	200,000
		(33.33% of fully diluted common equity)
Subtotal Control Investments					1,243,310	2,329,135	2,341,661

Total Investments as of 03/31/2017	156.1%				139,186,879	143,699,850	138,793,465

* Value as a percentage of net assets

(1)
Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing. All investments other than Shinnecock CLO 2006-1, Ltd., WBL SPE II, LLC and World Business Lenders, LLC are qualifying assets for purposes of Section 55(a) of the Investment Company Act of 1940, as amended. The Company's non-qualifying assets, on a fair value basis, comprise 5.5% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $3.2 million, $7.3 million, and $4.1 million, respectively.  The tax cost of investments is $142.9 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual and began accruing interest during the three months ended June 30, 2015. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash to 10.0% (5.0% cash / 5.0% PIK). The loan was placed on non-accrual status during the three months ended September 30, 2016. On October 31, 2016 the maturity date was extended from March 30, 2017 to September 30, 2017 and the interest rate was reduced from 10.00% (5.00% cash/5.00%PIK) to 5.00% cash. The loan was on non-accrual at March 31, 2017.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at March 31, 2017.
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

(9)
The revenue linked security entitles the Company to participate in the proceeds of inventory sales pursuant to a consignment agreement between IAG Engine Center, LLC ("IAG") and an affiliated entity of IAG, AMS Flight Funding, LLC. The consignment sales have been slower to materialize than originally planned resulting in lower than expected revenue linked security payments to date. As a result, this investment was placed on non-accrual status during the three months ended March 31, 2017.

(10)
The Company owns 49,209 Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the March 31, 2017 fair value.

(11)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(12)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document. The CLO has begun its redemption process and as of October 15, 2016 had paid down all of its secured liabilities. The fair value of the investment as of March 31, 2017 is based on our expected liquidation proceeds and not on an effective yield basis.

(13)
The loan was placed on non-accrual status during the second quarter of 2016, after the Company received notice from the senior secured lender to Fox Rent a Car, Inc. ("Fox") that, due to Fox's violation of certain covenants under its senior secured credit facility, it was blocking the junior secured term loan lenders from receiving interest payments until the covenant breaches were cured, waived by the senior secured lenders or the blockage period expires. During the third quarter of 2016, Fox refinanced its senior credit facility and our loan was brought current. On October 26, 2016, our credit agreement was amended and restated to convert the loan from a junior secured term loan to a senior secured term loan secured by all assets of the company other than the vehicle fleet.  The Company earned a $0.8 million amendment fee which is due at the earlier of maturity or loan repayment. The maturity date was changed from October 31, 2019 to September 30, 2017 and amortization of $0.2 million a month on the total loan amount will commence on March 31, 2017. The interest rate reverted back to the original level of LIBOR plus 12.00%. Also as part of the new agreement, the Company is entitled to receive additional fees and equity warrants in the borrower if our loan is not paid off at certain future milestone dates. The investment was taken off of non-accrual status during the third quarter of 2016 following the receipt of all past due interest. The Company earned warrants to buy 51 shares of common stock in Fox on 12/31/16 and on March 31, 2017 since the loan was not paid off as of those dates.

(14)
This loan was in violation of financial covenants pursuant to its loan agreement. As a result, the Company implemented a 3% PIK default rate on August 9, 2016. The default rate was in effect as of March 31, 2017.

(15)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(16)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(17)	The borrower failed to make a required principal payment on January 31, 2017 causing an event of default to occur under the credit agreement. The default has not been cured as of March 31, 2017.
(18)	The Company's equity investment is in Flight Engine Leasing XI, LLC. This entity owns 100% of the membership interests in our borrower, Flight Engine Leasing III, LLC.

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
* Value as a percentage of net assets

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

(10)
The Company owns 49,209 Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the December 31, 2016 fair value.

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

On July 1, 2016, the Company formed HCAP Equity Holdings, LLC, a Delaware limited liability company, as a wholly owned subsidiary of the Company to hold certain equity investments made by the Company in limited liability companies or other forms of pass-through entities. By investing through HCAP Equity Holdings, LLC, the Company is able to benefit from the tax treatment of this entity and create a tax structure that is advantageous with respect to the Company's status as a RIC. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by the taxable subsidiary are included in the Company's consolidated financial statements and recorded at fair value in conjunction with the Company's valuation policy.

Unless otherwise noted or the context otherwise indicates, the terms "we", "us", "our", and the "Company" refer to Harvest Capital Credit Corporation and its consolidated subsidiary.

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

In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations for the period. Actual results could differ from those estimates.

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

Change in Accounting Principle

As of January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements.

Adoption of these standards results in the reclassification of debt issuance costs from deferred offering costs and the presentation of the Company’s unsecured notes net of the associated debt issuance costs in the liabilities section on the Consolidated Statements of Assets and Liabilities. In addition, the comparative Consolidated Statements of Assets and Liabilities as of December 31, 2016 has been adjusted to apply the change in accounting principle retrospectively. Specifically, the presentation of the Company’s deferred offering costs and unsecured notes line items were adjusted by the amount of unamortized debt issuance costs. There is no impact to the Company’s Consolidated Statements of Operations. In addition, there is no change to the presentation of the Credit Facility (defined below) as debt issuance costs are presented separately as an asset on the Consolidated Statements of Assets and Liabilities.

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are amortized over the life of the related debt instrument. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were $0.7 million as of March 31, 2017 and December 31, 2016.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows include bank checking accounts.

Restricted Cash

Restricted cash of $3.0 million and $3.1 million as of March 31, 2017 and December 31, 2016 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectibility. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated.

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

Certain expenses related to legal and tax consultation, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. To the extent that such costs are not classified as direct loan origination costs, these expenses are recognized in the Consolidated Statements of Operations as they are incurred.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $0.0 million in realized gains on our investments during the three months ended March 31, 2017 and $(1.2) million in realized losses on our investments during the three months ended March 31, 2016.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $0.1 million in net change in unrealized appreciation during the three months ended March 31, 2017 and $(1.5) million in net change in unrealized depreciation during the three months ended March 31, 2016.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. The Company had twenty six investments that were classified as Non-Control/Non-Affiliated as of March 31, 2017 and December 31, 2016. Six and three of the Company’s investments were classified as Affiliated as of March 31, 2017 and as of December 31, 2016, respectively. Two of the Company's investments were classified as Control as of March 31, 2017 and December 31, 2016.

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

In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we generally engage an independent external valuation firm to review all such material investments quarterly. However, in certain cases for Level 3 assets that are internally rated 2, we may determine that it is more appropriate for the Company to prepare a PMR instead of engaging an independent valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In the case of investments that are Level 3 assets and have an investment rating of 3 through 5, our management or the investment professionals of our investment adviser prepare a PMR, which is considered in addition to the review of the independent external valuation firm.

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

We also use the income approach, which discounts a portfolio company’s expected future cash flows to determine its net present enterprise value. The discount rate used is based upon the company’s weighted average cost of capital, which is determined by blending the cost of the portfolio company’s various debt instruments and its estimated cost of equity capital. The cost of equity capital is estimated based upon our market knowledge and discussions with private equity sponsors.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the Company's shelf registration statement on Form N-2. They consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2, as well as planned offerings of securities under the shelf registration statement, and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of March 31, 2017 and December 31, 2016 was $0.1 million and $0.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2017 and December 31, 2016 was $0.5 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended March 31, 2017 and March 31, 2016 was $74,848 and $66,057, respectively.

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

During both three month periods ended March 31, 2017 and March 31, 2016, the Company declared distributions totaling $0.34 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2017. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2013-2015 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2015 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income.

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. As of March 31, 2017, the final maturity date under the Credit Facility was October 29, 2018 and the revolving period expired on April 30, 2017. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016.

Advances under the Credit Facility, following amendments in September 2015, bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
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

As of March 31, 2017, the outstanding balance on the Credit Facility was $26.8 million. As of December 31, 2016, the outstanding balance on the Credit Facility was $26.9 million. As of March 31, 2017 and December 31, 2016, the Company was in compliance with its debt covenants.

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

The Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the Notes plus accrued and unpaid interest. The Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding principal balance of the Notes was $27.5 million and the debt issuance costs balance was $0.8 million.

The indenture governing the Notes (the "Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Notes Indenture. As of March 31, 2017, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 33.9% and 36.4% of total debt investments outstanding as of March 31, 2017 and December 31, 2016, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 44.8% and 24.2% of total loan interest and fee income for the three months ended March 31, 2017 and March 31, 2016, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended March 31, 2017 and March 31, 2016.

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
	Shares Issued	Proceeds	Shares Issued	Proceeds
Shares issued from stock offering	109,774	$1,529,931	—	—
Dividends reinvested	6,919	$92,653	12,094	$122,951
Total	116,693	$1,622,584	12,094	122,951

As of March 31, 2017 and 2016, the Company had no warrants outstanding.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended March 31, 2017, we sold 109,774 shares at an average price of $14.22 per share.

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

Unsecured notes: The Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPL and as of March 31, 2017 the fair value of $28.1 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2017 and December 31, 2016, unfunded commitments totaled $3.2 million and $2.1 million, respectively, and if funded, their estimated fair values on such dates were $3.2 million and $2.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017 or the three months ended March 31, 2016.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

	Fair Values as of March 31, 2017

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$81,574,703	$81,574,703
Junior Secured	—	5,521,250	45,509,420	51,030,670
CLO Equity	—	—	137,811	137,811
Equity and Equity Related Securities	—	—	5,209,688	5,209,688
Revenue Linked Security	—	—	840,593	840,593
	$—	$5,521,250	$133,272,215	$138,793,465

	Fair Values as of December 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,221,062	$76,221,062
Junior Secured	—	8,098,791	44,442,975	52,541,766
CLO Equity	—	—	138,730	138,730
Equity and Equity Related Securities	—	—	4,207,964	4,207,964
Revenue Linked Security			$992,012	$992,012
	$—	$8,098,791	$126,002,743	$134,101,534

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2017 and December 31, 2016, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$87,495,033	Bond Yield	Risk adjusted discount factor	6.0% - 30.0%	11.8%

		Market	EBITDA multiple	0.8x - 9.3x	5.2x

		Income	Weighted average cost of capital	10.1% - 25.4%	16.7%

Junior Secured	$39,589,089	Bond Yield	Risk adjusted discount factor	10.5% - 28.5%	14.2%

		Market	EBITDA multiple	6.5x - 8.2x	7.2x

		Income	Weighted average cost of capital	25.0%	25.0%

Equity and Equity Related Securities	$5,209,688	Market	EBITDA multiple	5.0x - 11.5x	5.4x

		Income	Weighted average cost of capital	10.1% - 24.0%	18.8%

CLO Equity	$137,811	Estimated Liquidation Value	Discount applied to loans	40%	N/A

Revenue Linked Security	$840,593	Income	Weighted average cost of capital	50%	50%

Type of Investment	Fair Value at December 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,221,062	Bond Yield	Risk adjusted discount factor	6.1% - 30.0%	13.5%

		Market	EBITDA multiple	0.8x - 9.7x	5.0x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.4%

Junior Secured	$44,442,975	Bond Yield	Risk adjusted discount factor	4.2% - 26.0%	13.6%

		Market	EBITDA multiple	5.9x - 8.7x	7.3x

		Income	Weighted average cost of capital	13.0% - 25.0%	17.5%

Equity and Equity Related Securities	$4,207,964	Market	EBITDA multiple	4.1x - 9.7x	6.4x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.3%

CLO Equity	$138,730	Estimated Liquidation Value	Discount applied to loans	50%	N/A

Revenue Linked Security	$992,012	Income	Weighted average cost of capital	50%	50%

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

When estimating the value of its CLO equity investment, the Company historically utilized the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique were risk adjusted discount factors. The Company also utilized the performance and covenant compliance information as provided by the independent trustee along with other risk factors including default risk, prepayment rates, interest rate risk and credit spread risk when valuing this investment. As of March 31, 2017, the CLO had been called and was almost entirely liquidated. The fair value of the investment at March 31, 2017 was based on the estimated liquidation value of the loans remaining in the CLO as of this date.

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Three Months Ended March 31, 2017
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New investments	6,886,099	7,452,426	—	1,043,640	—	15,382,165
Principal payments received	(7,300,540)	(126,710)	—	(35,978)	(148,037)	(7,611,265)
Loan origination fees received	(301,875)	(147,500)	—	(4,096)	—	(453,471)
Payment in kind interest earned	245,124	245,707	—	—	—	490,831
Accretion of deferred loan origination fees/discounts	473,073	40,280	—	—	—	513,353
Transfer (to) from investment type	5,896,959	(5,896,959)	—	—	—	—
Net realized gains on investments	—	—	—	4,096	—	4,096
Change in unrealized depreciation on investments	(545,199)	(500,799)	(919)	(5,938)	(3,382)	(1,056,237)
Fair value of portfolio, end of period	$81,574,703	$45,509,420	$137,811	$5,209,688	$840,593	$133,272,215
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2017.	$(544,738)	$(500,799)	$(919)	$(5,938)	$(3,382)	$(1,055,776)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

	Year ended December 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue- Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New/Add-on investments	16,594,084	10,800,000	—	4,125,000	895,962	32,415,046
Principal payments received	(29,875,918)	(137,500)	(1,359,227)	(810,578)	—	(32,183,223)
Loan origination fees received	(1,096,399)	(251,000)	—	—	—	(1,347,399)
Payment in kind interest earned	523,371	836,219	—	35,978	103,165	1,498,733
Accretion of deferred loan origination fees/discounts	883,413	817,971	—	—	—	1,701,384
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	10,722,000	(10,722,000)	—	—	—	—
Net realized losses on investments	(700,465)	—	(69,903)	182,559	—	(587,809)
Change in unrealized appreciation (depreciation) on investments	(1,049,543)	(494,086)	—	(1,149,772)	(7,115)	(2,700,516)
Fair value of portfolio, end of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2016.	$(1,689,509)	$(494,084)	$—	$(1,239,932)	$(7,115)	$(3,430,640)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

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

Incentive fee expense for the three months ended March 31, 2017 totaled $0.1 million. Incentive fee expense for the three months ended March 31, 2016 totaled $0.6 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized appreciation of $91,800 and realized gains of $4,096 for the three months ended March 31, 2017.

Total base management fees and incentive management fees expense was $0.7 million and $1.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Accrued base management fees and incentive management fees were $0.7 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provides administrative services to HCAP and furnishes us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by our chief executive officer and other officers, except that payments required to be made by HCAP to JMP Credit Advisors under the agreement were capped such that amounts payable to JMP Credit Advisors would not exceed $275,000 during the first year of the term of the administration agreement. In connection with the expiration of the $275,000 cap on April 29, 2014, the Company negotiated a cap with JMP

Credit Advisors of $150,000 for each of the quarters ending June 30, September 30, and December 31, 2014. On March 5, 2015, the Company negotiated a cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2015 fiscal and calendar year.  The 2015 cap set the maximum amount that was payable by the Company on both a quarterly and annual basis.  The cap for each quarter was as follows: (i) for the quarter ended March 31, 2015, the cap was $150,000; (ii) for the quarter ended June 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to March 31, 2015; (iii) for the quarter ended September 30, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014 to June 30, 2015; and (iv) for the quarter ended December 31, 2015, the cap was equal to the sum of (a) $150,000 plus (b) 0.25% of the increase in the Company’s portfolio assets from December 31, 2014, to September 30, 2015.  The overall cap for the year was $800,000, so notwithstanding any given quarterly cap, the amounts payable for all four quarters would not exceed $800,000.  In connection with the expiration of the 2015 cap, the Company entered into an annual cap for 2016 such that the maximum amount that would be payable by the Company for 2016 was the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016 or $917,000. On January 4, 2017, our board of directors approved an increase in the cap to the extent necessary to reimburse JMP Credit Advisors for the cost of administrative services provided to the Company by Chief Executive Officer Richard P. Buckanavage and Vice President Ryan T. Magee in the fourth quarter of 2016, in an amount up to $75,000. In connection with the expiration of the 2016 cap, the Company negotiated a new cap with JMP Credit Advisors on amounts payable during the 2017 fiscal and calendar year. The 2017 cap set the maximum amount payable for the year at $1,200,000.

Total administrative services expense was $0.3 million and $0.2 million for the three months ended March 31, 2017 and the three months ended March 31, 2016, respectively. Accrued administrative services fees were $0.3 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively.

In connection with the Company’s offering of its Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received approximately $20,000 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended March 31, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Note 8. Commitments and Contingencies

At March 31, 2017, the Company had a total of $3.2 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on six of the Company’s debt investments.  At December 31, 2016, the Company had a total of $2.1 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Chemical Information Services, LLC	285,000	285,000	285,000	285,000
Infinite Care, LLC	300,000	293,272	800,000	789,235
Lanco Acquisition, LLC	450,000	448,919	450,000	450,000
Northeast Metal Works LLC `	301,287	295,082	310,761	310,761
VTK Acquisition, Inc.	1,588,903	1,544,215	—	—
WorkWell, LLC	300,000	297,777	300,000	296,378
Total	3,225,190	3,164,265	2,145,761	2,131,374

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2017 or March 31, 2016 because there were no outstanding warrants.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2017	2016
Net increase (decrease) in net assets resulting from operations	$2,333,553	(132,999)
Weighted average shares outstanding (basic and diluted)	6,350,229	6,274,843
Net increase (decrease) in net assets resulting from operations per share	$0.37	$(0.02)

Note 10. Income Tax

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred $0.1 million in excise tax in 2016 and has recorded excise tax of $0.1 million during the three months ended March 31, 2017.

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. There was no income tax liability accrued as of March 31, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017, and March 31, 2016, respectively:

	Three Months Ended March 31,
	2017		2016

Per share data:
Net asset value at beginning of period	$13.86		$14.26

Net investment income (1)	0.35		0.41
Realized losses on investments (1)	—	(5)	(0.19)
Net change in unrealized depreciation on investments	0.02		(0.24)
Net increase in net assets from operations	0.37		(0.02)
Distributions from net investment income (2)	(0.34)		(0.34)
Total Distributions	(0.34)		(0.34)
Net asset value at end of period	$13.89		$13.90
Net assets at end of period	88,923,617		87,286,817
Shares outstanding at end of period	6,404,189		6,281,763
Weighted average shares outstanding (basic and diluted)	6,350,229		6,274,843
Per share closing price at end of period	$13.20		$12.17

Ratios and Supplemental data:
Net Asset Value Total Return (not annualized) (3)	2.76%		0.75%
Market Price Total Return (not annualized) (4)	(1.56)%		7.24%
Average Net Assets	$88,022,957		$88,350,537
Ratio of expenses to average net assets (annualized)	11.05%		13.13%
Ratio of net investment income to average net assets (annualized)	10.17%		11.64%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months ended March 31, 2017 and March 31, 2016 were less than net investment income in the amount of $90,747 and $454,014, respectively. See Dividends and Distributions Policy in Note 2.

(3)
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

(5)	Rounds to less than $0.01 per share.

Note 12. Subsequent Events

On April 19, 2017, the Company made a $4.0 million junior secured debt investment in Shannon Specialty Floorings, LLC. The investment carries an interest rate of LIBOR + 11.00% with a 1.00% LIBOR floor.

On April, 28 2017, the Company made a $3.3 million senior secured debt investment in King Engineering Associates, Inc. The investment is comprised of a $3.0 million term loan and a $0.3 million revolver (unfunded at closing) and carries an interest rate of LIBOR + 10.00% on funded balances.

On April 28, 2017, we amended our Credit Facility to, among other things, (i) extend the expiration of the revolving period from April 30, 2017 to October 30, 2018; (ii) extend the maturity date from October 29, 2018 to the earlier of (x) April

30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding Notes that mature on January 16, 2020, the maturity date under the facility would be July 16, 2019; and (iii) subject to certain conditions, provide limited borrowing base credit for the Company's loans to (x) certain portfolio companies in which the Company or HCAP Equity Holdings, LLC owns in excess of ten percent of the portfolio company's equity interests and (y) certain special purpose entity portfolio companies formed to hold specified assets, which loans previously did not receive borrowing base credit.

On April 28, 2017, the Company declared monthly distributions of $0.1125 per share payable on May 26, 2017, June 22, 2017 and July 27, 2017.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended March 31, 2017

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2017 Value

Non-Majority Owned Control Investments

Flight Engine Leasing III, LLC	Senior Secured Term Loan, due 12/13/2018	$55,961	$1,807,299	$3,526	$(581,690)	$1,229,135
	(13.00%; the greater of 13.00% or LIBOR+7.50%)

	400 Common Equity Units		200,000	—	—	200,000
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	40,522	923,947	24,557	(35,978)	912,526
	(46.15% on a fully diluted basis)

Total Non-Majority Owned Control Investments		$96,483	$2,931,246	$3,526	$(593,111)	$2,341,661

Non-Control Affiliate Investments

Flight Engine Leasing V, LLC	Senior Secured Term Loan, due 03/31/2019	406	—	1,113,750	—	1,113,750
	(13.00%; the greater of 13.00% or LIBOR+7.00%)

	600 Common Equity Units		—	300,000	—	300,000
	(12.12% of fully diluted common equity)

Flight Lease XII, LLC	1,000 Common Equity Units		—	500,000	—	500,000
	(18.52% of fully diluted common equity)

Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	203,110	5,916,570	9,430	—	5,926,000
	(12.79% LIBOR+12.00% with 0.42% LIBOR floor)

	Revolving Line of Credit, due 02/28/2019	14,594	200,000	500,000	—	700,000
	(12.79%; LIBOR+12.00% with a 0.42% LIBOR floor)

	3,000,000 Class A Common Equity Units		1,266,500	—	(294,500)	972,000
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC (Christals)	Senior Secured Term Loan (Last Out), due 02/15/2016	—	37,959	—	(37,959)	—
(non-accrual)	(17.00% PIK)

	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)		—	—	—	—
	(5.95% on a fully diluted basis)

VTK Acquisition, Inc. Royce Instruments, LLC (Opco)	Senior Secured Term Loan, due 03/21/2022	—	—	3,390,000	—	3,390,000
	(13.15%; LIBOR + 12.00%)

	Revolving Line of Credit, due 03/21/2021	—	—	411,097	—	411,097
	(7.65%; LIBOR + 6.50%)

	89.8 common shares		—	150,000	—	150,000
	(8.98% of fully diluted common equity)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	148,721	4,546,000	21,688	(29,689)	4,538,000
	(12.55%; LIBOR + 11.50% with 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
	(12.55%; LIBOR + 11.50% with 0.50% LIBOR floor)

	250,000 Preferred Equity Units		170,000	11,000	—	181,000
	(6.16% on a fully diluted basis)

	250,000 Common Equity Units		523	477	—	1,000
	(0.12% on a fully diluted basis)

Total Non-Control Affiliate Investments		$366,831	$12,137,552	$6,407,442	$(362,148)	$18,182,847

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

Harvest Capital Credit Corporation
Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2016

Portfolio Company	Investment	Amount of Interest and Fees Credited to Income (1)	December 31, 2015 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2016 Value

Non-Majority Owned Control Investments

Flight Engine Leasing III, LLC	Senior Secured Term Loan, due 12/13/2018	$13,474	—	$1,832,999	(25,000)	$1,807,999
	(13.00%; the greater of 13.00% or LIBOR + 7.50%)

	400 Common Equity Units	—	—	200,000	—	200,000
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	157,269	—	935,978	(12,031)	923,947
	46.15% on a fully diluted basis

Total Non-Majority Owned Control Investments		$170,743	$—	$2,968,977	$(37,031)	$2,931,946

Non-Control Affiliate Investments

Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	655,623	—	5,920,025	(3,455)	5,916,570
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	Revolving Line of Credit, due 02/28/2019	1,683	—	200,000	—	200,000
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	3,000,000 Class A Common Equity Units	—	—	3,000,000	(1,733,500)	1,266,500
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC	Senior Secured Term Loan (Last Out), due 2/15/16	(26,776)	1,442,394	12,224	(1,416,659)	37,959
	(17.00 PIK)

	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)	—	—	—	—	—
	(5.95% of fully diluted common shares)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	598,565	4,625,099	39,651	(118,750)	4,546,000
	(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

250,000 Preferred Equity Units	—	250,000	—	(80,000)	170,000
(6.16% of fully diluted common equity)

250,000 Common Equity Units	—	—	523	—	523
(0.12% of fully diluted common equity)

Total Affiliate Investments	$1,229,095	$6,317,493	$9,172,423	$(3,352,364)	$12,137,552

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

Portfolio

Portfolio Composition

As of March 31, 2017, we had $138.8 million (at fair value) invested in 34 companies. As of March 31, 2017, our portfolio was comprised of approximately 58.8% senior secured term loans, 36.8% junior secured term loans and 4.4% equity and equity-like investments (including our revenue linked security and CLO equity investments).

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investments).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$83,240,757	$81,574,703	$77,341,917	$76,221,062
Junior Secured	53,301,755	51,030,670	55,460,089	52,541,766
Equity	6,167,518	5,209,688	5,159,856	4,207,964
Revenue Linked Security	851,090	840,593	999,127	992,012
CLO Equity	138,730	137,811	138,730	138,730
Total Investments	$143,699,850	$138,793,465	$139,099,719	$134,101,534

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At March 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.4 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.5 million and $11.5 million, respectively. At December 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.7 million and $4.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively.

At March 31, 2017, 67.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 32.1% of the debt investments bore interest at fixed rates. At December 31, 2016, 64.9% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 35.1% bore interest at fixed rates.

The weighted average effective yield on all of our debt investments and other income producing investments, excluding Shinnecock CLO 2006-1 Ltd. and equity components of the investment portfolio, as of March 31, 2017 and December 31, 2016 was approximately 14.8% and 15.2%, respectively. The weighted average effective yield is computed using the effective interest rates for such investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield of the portfolio.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended March 31, 2017 and March 31, 2016 is summarized in the table below.

	Three Months Ended March 31,
	2017	2016
PIK, beginning of period	$2,582,253	$1,756,332
Accrual	490,832	153,826
Payments	(9,902)	(436,775)
PIK, end of period	$3,063,183	$1,473,383

Investment Activity

During the three months ended March 31, 2017, we closed $15.1 million of debt investment commitments and $1.0 million of equity investments in five new and three existing portfolio companies. During the three months ended March 31, 2016, we closed $17.8 million of debt investment commitments and $3.9 million of equity investments in three new portfolio companies

During the three months ended March 31, 2017, we exited $4.2 million of debt investment commitments in two portfolio companies. During the three months ended March 31, 2016, we exited $10.4 million of debt investment commitments in two portfolio companies.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2017					As of December 31, 2016
Investment Rating	Fair Value		% of Total Portfolio		Number of Debt Investments	Fair Value (in millions)		% of Total Portfolio		Number of Portfolio Companies

1	$32.5		24.5%		7	$33.4		26.0%		9
2	73.7		55.5%		18	70.8		55.0%		13
3	16.8		12.7%		2	14.5		11.2%		3
4	9.7		7.3%		2	10.1		7.8%		2
5	—	*	—%	*	1	—	*	—%	*	1
	$132.7		100.0%		30	$128.8		100.0%		28
     * Rounds to less $1.0 million or .01%, as applicable.

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of March 31, 2017, we had two loans and a revenue linked security on non-accrual status which comprised 6.5% of our total investments at cost. As of December 31, 2016, two loans were on non-accrual status, and comprised approximately 6.2% of our total investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

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

Investment income for the three months ended March 31, 2017 totaled $4.7 million, compared to investment income of $5.5 million for the three months ended March 31, 2016. Investment income for the three months ended March 31, 2017 was comprised of $3.6 million in cash interest, $0.5 million in PIK interest and $0.5 million in fees earned on the investment portfolio. Investment income for the three months ended March 31, 2016 was comprised of $4.8 million in cash interest, $0.2 million in PIK interest and $0.5 million in fees earned on the investment portfolio. The decrease in investment income in the three months ended March 31, 2017 is primarily attributable a significant amount of non-recurring interest and fee income recognized in the three months ended March 31, 2016 related to the payoff of one of our investments during that period that we did not have in the three months ended March 31, 2017.

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

Operating expenses totaled $2.4 million for the three months ended March 31, 2017, compared to $2.9 million for the three months ended March 31, 2016. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The decrease in operating expenses was primarily due to a $0.6 million decrease in incentive management fees discussed below, partially offset by higher administrative services expenses, professional fees and general and administrative costs for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Interest expense decreased slightly due to a lower average outstanding debt balance during the three months ended March 31, 2017, compared to March 31, 2016.

Administrative services expense was $0.3 million for the three months ended March 31, 2017, compared to $0.2 million for the three months ended March 31, 2016. In connection with the expiration of the 2016 cap, the Company entered into an annual cap for 2017 such that the maximum amount that would be payable by the Company for 2017 is $1.2 million.

Base management fees for the three months ended March 31, 2017 was $0.7 million, compared to $0.7 million for the three months ended March 31, 2016. The slight decrease in base management fees is attributable to a smaller average amount of gross debt investments outstanding during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Incentive management fees for the three months ended March 31, 2017 were $0.1 million, compared to $0.6 million for the three months ended March 31, 2016. The decrease in incentive management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is primarily a result of the total return provision in the investment advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.4 million were not paid or accrued for the three months ended March 31, 2017.

Net Investment Income

For the three months months ended March 31, 2017, net investment income was $2.2 million, compared to $2.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net investment income per share was $0.35 compared to $0.41 for the three months ended March 31, 2016.

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

We recognized $0.0 million in realized gains on our investments for the three months ended March 31, 2017, compared to $(1.2) million in realized losses on our investments in the three months ended March 31, 2016. A summary of realized gains and losses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Infinite Aegis Group, LLC (Common Equity Warrants)	—	(77,522)
Rostra Tool Company (Common Equity Warrants)	4,096	—
Solex Fine Foods, LLC (Common Equity Warrants)	—	(700,465)
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	(441,798)
Net realized gains (losses)	4,096	(1,219,785)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $0.1 million for the three months ended March 31, 2017 and $(1.5) million for the three months ended March 31, 2016.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $2.3 million for the three months ended March 31, 2017, compared to $(0.1) million for the three month ended March 31, 2016. The $2.5 million net increase in net assets resulting from operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 was primarily attributable to a $1.2 million positive change in net realized gains (losses) on investments and a $1.6 million positive change in net unrealized appreciation on investments, partially offset by a $0.3 million decrease in net investment income for the three months ended March 31, 2017, as compared to the the three months ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $1.4 million for the three months ended March 31, 2017 and used cash of $4.9 million for the three months ended March 31, 2016, primarily in connection with the payoff and funding of new investments.

Our financing activities used cash of $(0.8) million for the three months ended March 31, 2017 and provided cash of $4.6 million for the three months ended March 31, 2016. Our financing activity proceeds and uses for both periods were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. During the three months ended March 31, 2017, we also had financing activity proceeds from the issuance of common shares.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from common stock offerings, proceeds received from the public offering of our Notes in January 2015, and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2017 and 2016, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2017 and December 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2017 and December 31, 2016, we had cash and restricted cash of $8.2 million and $7.6 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. As of March 31, 2017, the final maturity date under the Credit Facility was October 29, 2018 and the revolving period expired on April 30, 2017. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016.

Advances under the Credit Facility, following amendments in September 2015, bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
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
As of March 31, 2017 and December 31, 2016, the outstanding balance on the $55.0 million Credit Facility was $26.8 million and $26.9 million, respectively.

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

The Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of March 31, 2017, the outstanding balance of the Notes was $27.5 million.

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

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended March 31, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017, our only off-balance sheet arrangements consisted of $3.2 million of unfunded revolving line of credit commitments to six of our portfolio companies.  As of December 31, 2016, our only off-balance sheet arrangements consisted of $2.1 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

On April 19, 2017, the Company made a $4.0 million junior secured debt investment in Shannon Specialty Floorings, LLC. The investment carries an interest rate of LIBOR + 11.00% with a 1.00% LIBOR floor.

On April, 28 2017, the Company made a $3.3 million senior secured debt investment in King Engineering Associates, Inc. The investment is comprised of a $3.0 million term loan and a $0.3 million revolver (unfunded at closing) and carries an interest rate of LIBOR + 10.00% on funded balances.

On April 28, 2017, we amended our Credit Facility to, among other things, (i) extend the expiration of the revolving period from April 30, 2017 to October 30, 2018; (ii) extend the maturity date from October 29, 2018 to the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding Notes that mature on January 16, 2020, the maturity date under the facility would be July 16, 2019; and (iii) subject to certain conditions, provide limited borrowing base credit for the Company's loans to (x) certain portfolio companies in which the Company or HCAP Equity Holdings, LLC owns in excess of ten percent of the portfolio company's equity interests and (y) certain special purpose entity portfolio companies formed to hold specified assets, which loans previously did not receive borrowing base credit.

On April 28, 2017, the Company declared monthly distributions of $0.1125 per share payable on May 26, 2017, June 22, 2017 and July 27, 2017.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2017, twenty one of our debt investments, or 67.9%, of the fair value of our debt investments bore interest at floating rates. Fifteen of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at March 31, 2017 was 0.51%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. For the three months ended March 31, 2016, twenty two loans, or 66.2%, of the fair value of the portfolio bore interest at floating rates. Seventeen of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2017 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.6 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.3 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.   Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended March 31, 2017, we issued a total of 6,919 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $92,653 for the three months ended March 31, 2017.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

We are initiating a process to transition the provision of administrative services to the Company from JMP Credit Advisors LLC, our existing administrator, which is based in Alpharetta, Georgia, to HCAP Advisors LLC, our investment adviser, which is based in New York, New York. The transition, which will also result in changes to the personnel providing those administrative services, is expected to occur sometime before March 31, 2018, but could occur on a shorter timeline that provides for an orderly transition. The transition will allow the Company to bring this function and the personnel providing such services into the Company's principal executive office in New York.
As part of the transition, and effective upon its completion, including the hiring of personnel to provide such services from the Company's New York office, Craig R. Kitchin, the chief financial officer of JMP Credit Advisors LLC and the chief financial officer and secretary of the Company, will step down from his positions with the Company, and Renee Lefebvre, the chief administrative officer of JMP Credit Advisors LLC and the chief compliance officer of the Company, will step down from her position with the Company.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: May 10, 2017	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)