Form 10-Q
period 2017-06-30
Harvest Capital Credit Corp
filed 2017-08-09
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 7, 2017 was 6,414,630.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2017

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $109,807,232 at 6/30/17 and $120,162,148 at 12/31/16)	$105,715,242	$119,032,736
Affiliated investments, at fair value (cost of $35,173,023 at 6/30/17 and $15,994,294 at 12/31/16)	29,660,797	12,137,552
Control investments, at fair value (cost of $1,734,831 at 6/30/17 and $2,943,277 at 12/31/16)	1,791,098	2,931,246
Total investments, at fair value (cost of $146,715,086 at 6/30/17 and $139,099,719 at 12/31/16)	137,167,137	134,101,534

Cash	4,069,966	4,472,749
Restricted cash	5,622,936	3,084,229
Interest receivable	478,213	578,140
Accounts receivable – other	52,191	27,135
Deferred offering costs	128,072	98,549
Deferred financing costs	599,199	542,342
Other assets	224,053	84,969
Total assets	$148,341,767	$142,989,647

LIABILITIES:
Revolving line of credit	$34,564,854	$26,946,613
Unsecured notes (net of deferred offering costs of $610,813 at 6/30/17 and $715,258 at 12/31/16)	26,889,187	26,784,742
Accrued interest payable	469,684	421,534
Accounts payable - base management fees	695,760	693,190
Accounts payable - incentive management fees	—	202,235
Accounts payable - administrative services	300,000	276,214
Accounts payable - accrued expenses	348,123	499,907
Other liabilities	108,979	42,916
Total liabilities	63,376,587	55,867,351

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,437,945 issued and 6,412,169 outstanding at 6/30/17 and 6,313,272 issued and 6,287,496 outstanding at 12/31/16	6,438	6,313
Capital in excess of common stock	92,111,365	90,433,114
Treasury shares at cost, 25,776 shares at 6/30/17 and 12/31/16, respectively	(322,137)	(322,137)
Accumulated realized losses on investments	(1,266,391)	(1,537,506)
Net unrealized depreciation on investments	(9,547,949)	(4,998,185)
Undistributed net investment income	3,983,854	3,540,697
Total net assets	84,965,180	87,122,296
Total liabilities and net assets	$148,341,767	$142,989,647

Common stock outstanding	6,412,169	6,287,496

Net asset value per common share	$13.25	$13.86

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$3,065,834	$3,552,174	$5,884,704	$8,107,925
Cash - affiliated investments	789,892	332,771	1,506,232	574,736
Cash - control investments	72,993	31,155	165,950	31,155
PIK - non-affiliated/non-control investments	254,277	387,391	577,071	541,216
PIK - affiliated investments	186,288	9,973	354,325	9,973
Amortization of fees, discounts and premiums
Non-affiliated/non-control investments	639,318	359,547	1,086,313	909,361
Affiliated investments	45,276	—	132,532	—
Control investments	5,943	6,861	9,468	(45,845)
Total interest income	5,059,821	4,679,872	9,716,595	10,128,521
Other income	23,568	48,889	36,532	73,586
Total investment income	5,083,389	4,728,761	9,753,127	10,202,107

Expenses:
Interest expense – revolving line of credit	328,818	342,754	528,837	597,332
Interest expense - unused line of credit	30,891	23,815	96,734	71,535
Interest expense - deferred financing costs	52,872	66,935	127,720	132,992
Interest expense - unsecured notes	481,251	481,251	962,502	962,502
Interest expense - deferred offering costs	52,740	48,721	104,445	96,485
Total interest expense	946,572	963,476	1,820,238	1,860,846

Professional fees	331,532	195,896	552,786	377,790
General and administrative	294,819	227,069	540,545	445,546
Base management fees	695,760	744,016	1,375,944	1,481,831
Incentive management fees	—	318,536	58,005	961,387
Administrative services expense	300,000	210,299	600,000	431,218
Total expenses	2,568,683	2,659,292	4,947,518	5,558,618
Net Investment Income, before taxes	2,514,706	2,069,469	4,805,609	4,643,489
Excise tax	—	—	(53,246)	(2,615)
Net Investment Income, after taxes	2,514,706	2,069,469	4,752,363	4,640,874

Net realized gains (losses):
Non-Affiliated / Non-Control investments	267,019	55,226	271,115	(22,296)
Affiliated investments	—	—		(1,142,263)
Net realized gains (losses)	267,019	55,226	271,115	(1,164,559)
Net change in unrealized depreciation on investments	(4,641,564)	(1,132,027)	(4,549,764)	(2,616,649)
Total net unrealized and realized gains (losses) on investments	(4,374,545)	(1,076,801)	(4,278,649)	(3,781,208)
Net (decrease) increase in net assets resulting from operations	$(1,859,839)	$992,668	$473,714	$859,666

Net investment income per share	$0.39	$0.33	$0.75	$0.74
Net (decrease) increase in net assets resulting from operations per share	($0.29)	$0.16	$0.07	$0.14
Weighted average shares outstanding (basic and diluted)	6,407,362	6,286,014	6,378,953	6,280,428
Dividends paid per common share	$0.34	$0.34	$0.68	$0.68

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended June 30,
	2017	2016

Increase in net assets from operations:
Net investment income	$4,752,363	$4,640,874
Net realized gains (losses) on investments	271,115	(1,164,559)
Net change in unrealized depreciation on investments	(4,549,764)	(2,616,649)
Net increase in net assets resulting from operations	473,714	859,666

Distributions to shareholders (1):
Distributions	(4,309,207)	(4,238,789)
Decrease in net assets resulting from shareholder distributions	(4,309,207)	(4,238,789)

Capital share transactions:
Share repurchases	—	(68,911)
Issuance of common shares (net of offering costs of $76,106)	1,485,047	—
Reinvestment of dividends (2)	193,330	264,821
Net increase in net assets from capital share transactions	1,678,377	195,910

Total decrease in net assets	(2,157,116)	(3,183,213)
Net assets at beginning of period	87,122,296	89,414,256

Net assets at end of period	$84,965,180	$86,231,043

Capital share activity (common shares):
Shares repurchased	—	(5,500)
Shares issued from stock offering	109,774	—
Shares issued from reinvestment of dividends	14,899	23,629
Net increase in capital share activity	124,673	18,129

(1)
Net investment income exceeded distributions for the six months ended June 30, 2017 and the six months ended June 30, 2016 in the amount of $443,157 and $402,085, respectively. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $15 and $24 and funds received for fractional shares of $46 and $46 for June 30, 2017 and 2016, respectively.
 See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$473,714	$859,666
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(931,396)	(551,189)
Paid in kind income collected	9,902	436,775
Net realized losses (gains) on investments	(271,115)	1,164,559
Net change in unrealized (appreciation) depreciation of investments	4,549,764	2,616,649
Amortization of fees, discounts and premiums, net	(1,228,313)	(863,516)
Amortization of deferred financing costs	127,720	132,992
Amortization of deferred offering costs	104,445	96,485
Purchase of investments (net of loan origination and other fees)	(29,639,712)	(23,189,202)
Proceeds from principal payments	24,445,264	16,839,713
Changes to operating assets and liabilities
Decrease in interest receivable	99,927	721,610
(Increase) decrease in accounts receivable - other and other assets	(164,140)	147,708
Increase in accrued interest payable	48,150	74,610
Decrease in accounts payable and other liabilities	(261,600)	(482,764)

Net cash used in operating activities	(2,637,390)	(1,995,904)

Cash flows from financing activities:
Borrowings on revolving credit facility	28,250,000	16,131,375
Repayment of borrowings on revolving credit facility	(20,631,759)	(10,344,704)
Financing costs	(184,576)	—
Offering costs	(37,457)	(46,699)
Proceeds from the issuance of common stock	1,492,983	46
Repurchased shares (held in treasury stock)	—	(68,911)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $193,330 and $264,765, respectively)	(4,115,877)	(3,974,023)

Net cash provided by financing activities	4,773,314	1,697,084

Net increase (decrease) in cash during the period	2,135,924	(298,820)

Cash at beginning of period	7,556,978	3,069,409

Cash at end of period (1)	$9,692,902	$2,770,589

Non-cash operating activities:
Amendment fees	—	(66,303)

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$193,330	$264,765

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,539,920	$1,556,755
Cash paid during the period for taxes	$103,797	$—

(1) Consists of cash and restricted cash of $4,069,966 and $5,622,936 respectively, at June 30, 2017, and $155,231 and $2,615,358 respectively at June 30, 2016.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of June 30, 2017)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	0.5%	Senior Secured Term Loan, due 07/05/2019		10/03/14	396,668	370,721	396,668
		(14.00%; the greater of 14.00% or LIBOR +8.50%)

Regional Engine Leasing, LLC	4.5%	Senior Secured Term Loan, due 03/31/2020		03/31/15	3,710,066	3,625,989	3,710,066
		(11.00%; the greater of 11.00% or LIBOR +4.50%)

		Residual Value	(4)	03/31/15	—	102,421	97,003

IAG Engine Center, LLC	1.6%	Senior Secured Term Loan, due 08/29/2018	(9)	08/29/16	703,395	532,979	703,395
		(14.00% Cash)

		Revenue Linked Security	(10)	08/29/16	—	848,000	694,957

AMS Flight Leasing, LLC (Loss Guaranty provided by IAG Engine Center, LLC)	1.0%	Senior Secured Term Loan, due 01/20/2019	(9) (11)	06/20/17	828,472	505,312	828,472
		(14.00% Cash)

Automotive
Fox Rent A Car, Inc.	13.6%	Senior Secured Term Loan, due 09/30/2017	(15)	10/31/14	9,600,000	10,255,465	10,725,000
		(13.10%; LIBOR +12.00%)

		Warrants to purchase 102 shares of common stock			—	—	798,000

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	0.1%	4,200,000 Subordinated Notes, due 07/15/2018	(14)	03/06/14	—	105,479	105,479

World Business Lenders, LLC	0.3%	49,209 Class B Common Equity Units	(12)	12/23/13	—	200,000	218,457
		(0.31% on a fully diluted basis)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.5%	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,890,531	3,808,000
		(11.30%; LIBOR +10.00% with 1.00% LIBOR floor)

Turning Points Brands, Inc.	2.3%	Junior Secured Term Loan, due 08/17/2022		02/17/17	2,000,000	1,980,894	1,980,894
		(11.00% Cash)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Yucatan Foods, L.P.	13.7%	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,857,365	8,728,106	8,779,000
		(14.50%; 10.00% Cash/4.50% PIK)	(13)

		Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,948,964	2,909,866	2,860,000
		(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(17)

Capital Equipment
Douglas Machines Corp.	5.0%	Junior Secured Term Loan, due 12/31/2018		05/07/14	4,102,633	4,052,119	4,102,633
		(12.50% Cash)

		Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	157,671
		(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.5%	Senior Secured Term Loan A, due 06/12/2018		06/13/14	140,425	139,175	140,425
		(11.78%; LIBOR +11.00% with 0.50% LIBOR floor)

		Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,479,007	2,445,232	2,468,000
		(15.00%; 12.50% Cash/2.50% PIK)

		Revolving Line of Credit, due 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
		(8.78%; LIBOR +8.00% with 0.50% LIBOR floor)

		Warrants to purchase 1,482 Common Equity Units		06/13/14	—	42,000	81,900
		(12.00% on a fully diluted basis)

Wetmore Tool and Engineering	4.7%	Junior secured term loan, due 09/30/2021	(13)	03/31/17	4,010,223	3,952,753	3,952,753
		(13.00%; 12.00% cash/1.00% PIK)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	0.0%	Junior Secured Term Loan, due 09/30/2017	(5)	05/27/15	7,136,824	6,418,867	—
		(5.00% Cash)

Shannon Specialty Floors, LLC	4.6%	Junior Secured Term Loan, due 4/12/2021 (12.30%; LIBOR + 11.00% with 1.00% LIBOR floor)		04/19/17	4,000,000	3,942,178	3,942,178

Consumer Goods - Non-Durable
Bradford Soap International, Inc.	5.3%	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,446,978	4,500,000
		(10.04%; LIBOR + 9.25%)

Environmental Industries
King Engineering Associates, Inc.	3.5%	Senior Secured Term Loan, due 04/28/2021		04/28/17	3,000,000	2,952,234	2,952,234

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

		(11.10%; LIBOR + 10.00%)

		Revolving Line of Credit, due 04/28/2019	(6)		—	—	—
		(LIBOR +10.00%)
Healthcare & Pharmaceuticals
DirectMed Parts & Service, LLC	6.5%	Senior Secured Term Loan, due 02/28/2022		05/31/17	5,600,000	5,502,592	5,502,592
		(10.71%; LIBOR + 9.50% with 1.00% LIBOR floor)

		Revolving Line of Credit, due 02/28/2022	(6)		—	—	—
		(LIBOR +6.50% with a 1.00% LIBOR floor)

High Tech Industries
GK Holdings, Inc. (Global Knowledge)	3.4%	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,945,248	2,915,000
		(11.55%; LIBOR +10.25% with 1.00% LIBOR floor)	(13)

Mercury Network, LLC	2.1%	Junior Secured Term Loan, due 03/17/2022		03/17/17	1,553,869	1,527,803	1,584,946
		(11.80%; LIBOR +10.50% with 1.00% LIBOR floor)	(13)

		60,195 Common Equity Units		05/12/15	—	96,218	182,916
		(0.30% of tranche on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	4.3%	Senior Secured Term Loan, due 08/28/2019		08/28/15	3,677,616	3,651,434	3,677,616
		(13.15%; LIBOR +12.00%)	(13)

		Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
		(LIBOR +12.00%)	(13)

Multicultural Radio Broadcasting, Inc.	5.8%	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,950,050
		(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.6%	Senior Secured Term Loan, due 04/24/2019		04/24/14	4,804,720	4,768,267	4,804,720
		(12.45%; LIBOR +11.25% with 0.75% LIBOR floor)	(13)

		Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	666,667
		(12.45%; LIBOR +11.25% with 0.75% LIBOR floor)	(13)

		139 Class A Common Equity Units		04/24/14	—	125,000	98,000
		(1.45% on a fully diluted basis)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Retailer
CP Holding Co., Inc. (Choice Pet)	3.3%	Junior Secured Term Loan, due 02/28/2018		05/30/13	2,899,852	2,875,814	2,767,000
		(16.25%; 12.00% Cash/4.25% PIK)	(13)

Services: Business
Novitex Acquisition, LLC	8.3%	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,924,280	7,070,000
		(12.32%; LIBOR + 11.00% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	8.8%	Senior Secured Term Loan, due 03/29/2019		03/29/17	7,406,250	7,338,550	7,338,550
		(12.20%; LIBOR + 11.00% with 1.00% LIBOR floor)

		100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	109,000
		(0.59% on a fully diluted basis)

Sitel Worldwide Corporation	2.0%	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,721,433	1,715,000
		(10.69%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	4.8%	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,904,077	4,080,000
		(11.80%; LIBOR + 10.50% with 1.00% LIBOR floor)

					109,973,066	109,807,232	105,715,242

Affiliated Investments
Aerospace & Defense
Flight Engine Leasing V LLC	1.5%	Senior Secured Term Loan, due 03/31/2019		03/31/17	957,337	947,968	947,968
		(13.00%; the greater of 13.00% or LIBOR + 7.00%)
		600 Common Equity Units (12.12% of fully diluted common equity)	(18)	03/31/17	—	300,000	303,061

Flight Engine Leasing XII LLC	0.7%	1,000 Common Equity Units (18.52% of fully diluted common equity)	(18)	03/22/17	—	500,000	559,274

Capital Equipment
V-Tek, Inc.	5.4%	Senior Secured Term Loan, due 03/21/2022 (12.20%; LIBOR + 11.00%)		03/31/17	3,500,000	3,395,397	3,395,397

		Revolving Line of Credit, due 03/21/2021 (7.70%; LIBOR + 6.50%)	(6)	03/31/17	1,036,097	1,036,097	1,036,097

		89.8 Common Equity Shares (8.98% of fully diluted common equity)	(18)	03/31/17	—	150,000	150,000
Healthcare & Pharmaceuticals
Infinite Care, LLC	7.5%	Senior Secured Term Loan, due 02/28/2019		02/29/16	6,170,212	5,995,823	5,309,000

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

		(13.06%; LIBOR+6.00% Cash with 0.42% LIBOR floor/6.00% PIK)
		Revolving Line of Credit, due 02/28/2019	(6)	02/29/16	700,000	700,000	700,000
		(13.06%; LIBOR+12.00% with 0.42% LIBOR)

		3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	387,000
		(24.60% on a fully diluted basis)

WorkWell, LLC	5.5%	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,542,188	4,473,776	4,500,000
		(12.70%; LIBOR + 11.50% with 0.50% LIBOR floor)	(13)

		Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
		(12.70%; LIBOR + 11.50% with 0.50% LIBOR floor)	(13)

		250,000 Preferred Equity Units		10/22/15	—	250,000	202,000
		(6.16% on a fully diluted basis)

		250,000 Common Equity Units		10/22/15	—	—	1,000
		(0.12% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	14.3%	Senior Secured Term Loan, due 12/31/2019		09/29/14	9,529,574	9,471,088	9,317,548
		(15.00%; 11.00% Cash /4.00% PIK)	(13) (16)

		Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,252,452	1,252,452	1,252,452
		(15.00%; 11.00% Cash /4.00% PIK)	(13) (16)

		2,500 Class A Equity Units		05/19/17		1,600,000	1,600,000

Retailer
Peekay Acquisition, LLC	0.0%	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,509,906	1,995,422	—
		(17.00% PIK)	(7)

		35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—
		(5.95% on a fully diluted basis)

Subtotal Affiliated Investments					30,197,766	35,173,023	29,660,797

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.1%	1,800 Common Equity Units		03/18/16	—	900,000	897,716
		(46.15% on a fully diluted basis)

Portfolio Company	*	Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Flight Engine Leasing III, LLC	1.1%	Senior Secured Term Loan, due 12/13/2018		12/13/16	643,064	634,831	634,831
		(13.00%; the greater of 13.00% or LIBOR plus 7.50%)

		400 Common Equity Units	(18) (19)	12/13/16	—	200,000	258,551
		(33.33% of fully diluted common equity)
Subtotal Control Investments					643,064	1,734,831	1,791,098

Total Investments as of 06/30/2017	161.4%				140,813,896	146,715,086	137,167,137

* Value as a percentage of net assets

(1)
Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing. The Company's non-qualifying assets, on a fair value basis, comprise less than 5% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $3.7 million, $11.8 million, and $8.1 million, respectively.  The tax cost of investments is $145.3 million.

(4)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(5)
On May 27, 2015, the Company's junior secured debt investment in CRS Reprocessing, LLC ("CRS") was restructured in a manner that was intended to strengthen the credit profile of the borrower. The restructured investment carried a fixed interest rate of 5.00% and has a principal amount of $7.0 million, which includes all previously unpaid interest amounts. The maturity date of the restructured investment remained unchanged at September 30, 2016. CRS was taken off non-accrual and began accruing interest during the three months ended June 30, 2015. On April 29, 2016, the loan agreement was amended to extend the maturity date from September 30, 2016 to March 30, 2017.  In conjunction with the extension, the interest rate increased from 5.0% cash to 10.0% (5.0% cash / 5.0% PIK). The loan was placed on non-accrual status during the three months ended September 30, 2016. On October 31, 2016 the maturity date was extended from March 30, 2017 to September 30, 2017 and the interest rate was reduced from 10.00% (5.00% cash/5.00%PIK) to 5.00% cash. The debt at CRS senior to the Company's investment matured on June 30, 2017 without repayment, and CRS has thus far been unable to reach satisfactory extension terms. Our loan remains on non-accrual at June 30, 2017 and the fair value has been reduced to $0.

(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Schedule of Investments. See Note 8 for further discussion on portion of commitment unfunded at June 30, 2017.
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

(9)
The Company restructured the investment in IAG Engine Center, LLC on June 20, 2017. Specifically, AMS Flight Leasing, LLC was formed to facilitate the purchase of an aircraft engine from IAG Engine Center, LLC for $1.4 million. Per the terms of the agreement, the proceeds of the aircraft engine sale were used by IAG Engine Center, LLC to pay down the Company’s existing debt investment in IAG Engine Center, LLC. Concurrently, the Company also entered in a separate debt investment with AMS Flight Leasing, LLC for $1.1 million, which is separately presented on the Schedule of Investments.

(10)
The revenue linked security entitles the Company to participate in the proceeds of inventory sales pursuant to a consignment agreement between IAG Engine Center, LLC and an affiliated entity of IAG Engine Center, LLC, AMS Flight Funding, LLC. The IAG Engine Center, LLC consignment sales since origination of this security have been slower to materialize than originally planned resulting in lower than expected revenue linked security payments to date. As a result, this investment was placed on non-accrual status during the three months ended March 31, 2017 and remained on non-accrual as of June 30, 2017. However, as a result of the restructuring of the IAG Engine Center, LLC facility, the Company now also participates in the revenue generated from payments on the lease of an unaffiliated third party.

(11)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancement to AMS Flight Leasing, LLC.
(12)
The Company owns 49,209 Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the June 30, 2017 fair value.

(13)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(14)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document. The CLO has begun its redemption process and as of October 15, 2016 had paid down all of its secured liabilities. The fair value of the investment as of June 30, 2017 is based on our expected liquidation proceeds and not on an effective yield basis.

(15)
The loan paid off at par on July 3, 2017. Additionally the Company received an exit fee of $1.0 million in conjunction with the payoff. The Company retained its equity investment in Fox Rent A Car, Inc ("Fox") and received a $0.1 million fee in conjunction with extending the date on its right to put the investment back to Fox until September 2020.

(16)
On May 19, 2017, the Company made a $1.6 million preferred equity investment in the borrower that carries a 12% coupon and a liquidation preference. The preferred security also has a conversion feature granting 25% of the common equity of the borrower to the Company. Additionally, the terms of the existing senior secured term loan and revolver were changed. The interest rate on the term loan and revolver changed from LIBOR plus 14.00% with a 0.20% LIBOR floor to 15.00% (11.00% cash and 4.00% PIK) and the maturity dates were extended from December 2017 to December 2019.

(17)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(18)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(19)	The Company's equity investment is in Flight Engine Leasing XI, LLC. This entity owns 100% of the membership interests in our borrower, Flight Engine Leasing III, LLC.

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

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are amortized over the life of the related debt instrument. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were $0.6 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows include cash held in bank checking accounts.

Restricted Cash

Restricted cash of $5.6 million and $3.1 million as of June 30, 2017 and December 31, 2016 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $0.3 million in realized gains on our investments during the three months ended June 30, 2017 and $0.1 million in realized gains on our investments during the three months ended June 30, 2016. We recognized $0.3 million in realized gains on our investments during the six months ended June 30, 2017 and $(1.2) million in realized losses on our investments during the six months ended June 30, 2016.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $(4.6) million in net change in unrealized appreciation during the three months ended June 30, 2017and $(1.1) million in net change in unrealized depreciation during the three months ended June 30, 2016. We recognized $(4.5) million in net change in unrealized depreciation during the six months ended June 30, 2017and $(2.6) million in net change in unrealized depreciation during the six months ended June 30, 2016.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. The Company had twenty eight investments that were classified as Non-Control/Non-Affiliated as of June 30, 2017 and December 31, 2016. Seven and three of the Company’s investments were classified as Affiliated as of June 30, 2017 and as of December 31, 2016, respectively. Two of the Company's investments were classified as Control as of June 30, 2017 and December 31, 2016.

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

•
Our valuation process generally begins with each investment initially being valued by the Company's management or the investment professionals of our investment adviser, and/or, if applicable, by an independent valuation firm.

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

The nature of the materials and input that the Company’s board of directors receives in the valuation process varies depending on the nature of the investment and the other facts and circumstances. For example, in the case of investments that are Level 1 or 2 assets, a formal report by the Company’s management or the investment professionals of its investment adviser, called a portfolio monitoring report, or “PMR,” is not generally prepared, and no independent external valuation firm is engaged due to the availability of quotes in markets for such investments or similar assets.

In the case of investments that are Level 3 assets, however, the Company’s board of directors generally receives a report on material Level 3 investments on a quarterly basis (i) from the Company’s management or the investment professionals of its investment adviser in the form of a PMR, (ii) from a third-party valuation firm, or (iii) in some cases, both. In the case of investments that are Level 3 assets and have an investment rating of 1 (performing above expectations), the Company generally engages an independent external valuation firm to review all such material investments at least annually. In quarters where an external valuation is not prepared for such investments, the Company’s management or the investment professionals of our investment adviser generally prepare a PMR. In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), the Company generally engages an independent external valuation firm to review such material investments quarterly (and may receive a PMR in addition to the review of the independent external valuation firm where the Level 3 assets have an investment rating of 3 through 5). However, in certain cases for Level 3 assets, the Company may determine that it is more appropriate for the Company to prepare a PMR instead of engaging an independent external valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In addition, under certain unique circumstances, the Company may determine that a formal valuation report is not likely to be informative, and neither a third-party valuation report nor a report from the Company’s management or the investment professionals of its investment adviser is prepared. Such circumstances might include, for example, an instance in which the investment has paid off after the period end date but before the board of directors meets to discuss the valuations.

Further, Level 3 debt investments that have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the Company's shelf registration statement on Form N-2. They consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2, as well as planned offerings of securities under the shelf registration statement, and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of June 30, 2017 and December 31, 2016 was $0.1 million and $0.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2017 and December 31, 2016 was $0.6 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended June 30, 2017 and June 30, 2016 was $52,872 and $66,935, respectively. The amortization expense relating to deferred debt financing costs during the six months ended June 30, 2017 and June 30, 2016 was $127,720 and $132,992, respectively.

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

During both three month periods ended June 30, 2017 and June 30, 2016, the Company declared distributions totaling $0.34 per share. During both six month periods ended June 30, 2017 and June 30, 2016, the Company declared distributions totaling $0.68 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of June 30, 2017. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2013-2015 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2015 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

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

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. On April 28, 2017, we amended our Credit Facility to, among other things, (i) extend the expiration of the revolving period from April 30, 2017 to October 30, 2018; (ii) extend the maturity date from October 29, 2018 to the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding unsecured notes that mature on January 16, 2020, the maturity date under the facility would be July 16, 2019; and (iii) subject to certain conditions, provide limited borrowing base credit for the Company's loans to (x) certain portfolio companies in which the Company or HCAP Equity Holdings, LLC owns in excess of ten percent of the portfolio company's equity interests and (y) certain special purpose entity portfolio companies formed to hold specified assets, which loans previously did not receive borrowing base credit.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our unsecured notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

As of June 30, 2017, the outstanding balance on the Credit Facility was $34.6 million. As of December 31, 2016, the outstanding balance on the Credit Facility was $26.9 million. As of June 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million.

The 2020 Notes mature on January 16, 2020 and bear interest at a rate of 7.00%. They are redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2020 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2020 Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The 2020 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase 2020 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2017, the outstanding principal balance of the 2020 Notes was $27.5 million and the debt issuance costs balance was $0.6 million.

The indenture governing the 2020 Notes (the "2020 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2020 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2020 Notes Indenture. As of June 30, 2017, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 33.2% and 36.4% of total debt investments outstanding as of June 30, 2017 and December 31, 2016, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 36.6% and 31.9% of total loan interest and fee income for the three months ended June 30, 2017 and June 30, 2016, respectively. Interest income from the five largest debt investments accounted for approximately 37.4% and 29.6% of total loan interest and fee income for the six months ended June 30, 2017 and June 30, 2016, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares issued	—	—	—	—	109,774	1,485,047	—	—
Shares repurchased	—	—	(5,500)	(68,911)	—	—	(5,500)	(68,911)
Dividends reinvested	7,980	100,677	11,535	141,814	14,899	193,330	23,629	264,765
Total	7,980	$100,677	6,035	$72,903	124,673	$1,678,377	18,129	$195,854

As of June 30, 2017 and 2016, the Company had no dilutive securities outstanding.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended June 30, 2017, we did not sell any shares through this agreement. During the six months ended June 30, 2017, we sold 109,774 shares at an average price of $14.22 per share.

On March 8, 2016, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we were authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The repurchase program expired on December 31, 2016. On June 13, 2017, our board of directors authorized another $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of June 30, 2018 or the repurchase of $3.0 million of our outstanding shares of common stock.

During the three months and six months ended June 30, 2016, the Company repurchased 5,500 shares of its common stock at an average price of $12.53 per share, and a total cost of $68,911. During the three and six months ended June 30, 2017, the Company did not repurchase any of its shares.

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

Unsecured notes: The 2020 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2020 Notes trade under the ticker HCAPL and as of June 30, 2017 the fair value of $28.3 million was based on the closing price of the 2020 Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of June 30, 2017 and December 31, 2016, unfunded commitments totaled $3.5 million and $2.1 million, respectively, and if funded, their estimated fair values on such dates were $3.5 million and$2.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 or December 31, 2016.

There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2017 or the three months ended June 30, 2016.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

	Fair Values as of June 30, 2017

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,207,748	$76,207,748
Junior Secured	—	5,795,000	48,262,404	54,057,404
CLO Equity	—	—	105,479	105,479
Equity and Equity Related Securities	—	—	6,101,549	6,101,549
Revenue Linked Security	—	—	694,957	694,957
	$—	$5,795,000	$131,372,137	$137,167,137

	Fair Values as of December 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,221,062	$76,221,062
Junior Secured	—	8,098,791	44,442,975	52,541,766
CLO Equity	—	—	138,730	138,730
Equity and Equity Related Securities	—	—	4,207,964	4,207,964
Revenue Linked Security	$—	$—	$992,012	$992,012
	$—	$8,098,791	$126,002,743	$134,101,534

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2017 and December 31, 2016, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,207,748	Bond Yield	Risk adjusted discount factor	6.0% - 35.0%	9.2%

		Market	EBITDA multiple	5.0x - 11.7x	6.7x

		Income	Weighted average cost of capital	10.0% - 25.1%	18.4%

Junior Secured	$48,262,404	Bond Yield	Risk adjusted discount factor	4.2% - 29.0%	8.9%

		Market	EBITDA multiple	0.5x - 8.3x	6.8x

		Income	Weighted average cost of capital	9.0% - 30.8%	13.8%

Equity and Equity Related Securities	$6,101,549	Market	EBITDA multiple	5.0x - 11.7x	6.1x

		Income	Weighted average cost of capital	10.0% - 24.0%	15.1%

CLO Equity	$105,479	Estimated Liquidation Value	Discount applied to loans	40.0%	N/A

Revenue Linked Security	$694,957	Income	Weighted average cost of capital	50.0%	50.0%

Type of Investment	Fair Value at December 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,221,062	Bond Yield	Risk adjusted discount factor	6.1% - 30.0%	13.5%

		Market	EBITDA multiple	0.8x - 9.7x	5.0x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.4%

Junior Secured	$44,442,975	Bond Yield	Risk adjusted discount factor	4.2% - 26.0%	13.6%

		Market	EBITDA multiple	5.9x - 8.7x	7.3x

		Income	Weighted average cost of capital	13.0% - 25.0%	17.5%

Equity and Equity Related Securities	$4,207,964	Market	EBITDA multiple	4.1x - 9.7x	6.4x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.3%

CLO Equity	$138,730	Estimated Liquidation Value	Discount applied to loans	50%	N/A

Revenue Linked Security	$992,012	Income	Weighted average cost of capital	50%	50%

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

When estimating the value of its CLO equity investment, the Company historically utilized the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique were risk adjusted discount factors. The Company also utilized the performance and covenant compliance information as provided by the independent trustee along with other risk factors including default risk, prepayment rates, interest rate risk and credit spread risk when valuing this investment. As of June 30, 2017, the CLO had been called and was almost entirely liquidated. The fair value of the investment at June 30, 2017 was based on the estimated liquidation value of the loans remaining in the CLO as of this date.

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Six Months Ended June 30, 2017
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New investments	16,904,484	11,452,429	—	2,643,640	—	31,000,553
Principal payments received	(20,420,246)	(348,162)	—	(420,627)	(151,127)	(21,340,162)
Loan origination fees received	(514,250)	(207,500)	—	(4,096)	—	(725,846)
Payment in kind interest earned	503,221	428,175	—	—	—	931,396
Accretion of deferred loan origination fees/discounts	1,107,462	88,482	—	—	—	1,195,944
Transfer (to) from investment type (1)	2,986,604	(2,986,604)	—	—	—	—
Net realized gains on investments	—	—	(33,251)	304,366	—	271,115
Change in unrealized depreciation on investments	(580,589)	(4,607,391)	—	(629,698)	(145,928)	(5,963,606)
Fair value of portfolio, end of period	$76,207,748	$48,262,404	$105,479	$6,101,549	$694,957	$131,372,137
Net unrealized depreciation relating to Level 3 assets still held at June 30, 2017.	$(500,760)	$(4,607,391)	$—	$(629,698)	$(145,928)	$(5,883,777)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

	Year ended December 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue- Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New/Add-on investments	16,594,084	10,800,000	—	4,125,000	895,962	32,415,046
Principal payments received	(29,875,918)	(137,500)	(1,359,227)	(810,578)	—	(32,183,223)
Loan origination fees received	(1,096,399)	(251,000)	—	—	—	(1,347,399)
Payment in kind interest earned	523,371	836,219	—	35,978	103,165	1,498,733
Accretion of deferred loan origination fees/discounts	883,413	817,971	—	—	—	1,701,384
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	10,722,000	(10,722,000)	—	—	—	—
Net realized losses on investments	(700,465)	—	(69,903)	182,559	—	(587,809)
Change in unrealized appreciation (depreciation) on investments	(1,049,543)	(494,086)	—	(1,149,772)	(7,115)	(2,700,516)
Fair value of portfolio, end of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2016.	$(1,689,509)	$(494,084)	$—	$(1,239,932)	$(7,115)	$(3,430,640)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

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

Note 7. Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $0.8 billion in credit assets of collateralized loan obligation funds and a total return swap.

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

Incentive fee expense for the three months ended June 30, 2017 and 2016, totaled $0.0 million and $0.3 million, respectively. Incentive fee expense for the six months ended June 30, 2017 and 2016, totaled $0.1 million and $1.0 million, respectively.

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

Total base management fees and incentive management fees expense was $0.7 million and $1.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Total base management fees and incentive management fees expense was $1.4 million and $2.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Accrued base management fees and incentive management fees were $0.7 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

Total administrative services expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and the three months ended June 30, 2016, respectively. Total administrative services expense was $0.6 million and $0.4 million for the six months ended June 30, 2017 and the three months ended June 30, 2016, respectively. Accrued administrative services fees were $0.3 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

In connection with the Company’s offering of its 2020 Notes in January 2015, JMP Securities LLC was one of the co-managing underwriters and received approximately $20,000 of compensation for its services. In the future, JMP Securities LLC or its affiliates may provide the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the six months ended June 30, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Note 8. Commitments and Contingencies

At June 30, 2017, the Company had a total of $3.5 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on seven of the Company’s debt investments.  At December 31, 2016, the Company had a total of $2.1 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Unfunded Commitment	Extended Fair Value of unfunded commitment	Unfunded Commitment	Extended Fair Value of unfunded commitment
Chemical Information Services, LLC	$285,000	$285,000	$285,000	$285,000
DirectMed Parts & Services, LLC	1,000,000	982,606	—	—
Infinite Care, LLC	300,000	262,394	800,000	789,235
King Engineering Associates, Inc.	300,000	295,223	—	—
Lanco Acquisition, LLC	450,000	448,274	450,000	450,000
Northeast Metal Works LLC `	247,548	242,680	310,761	310,761
V-Tek, Inc.	963,903	941,675	—	—
Workwell, LLC	—	—	300,000	296,378
Total	$3,546,451	$3,457,852	$2,145,761	$2,131,374

Legal Proceedings

We are a party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

Note 9. Net Change in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of June 30, 2017 or June 30, 2016 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (decrease) increase in net assets resulting from operations	$(1,859,839)	992,668	$473,714	$859,666
Weighted average shares outstanding (basic and diluted)	6,407,362	6,286,014	6,378,953	6,280,428
Net (decrease) increase in net assets resulting from operations per share	($0.29)	$0.16	$0.07	$0.14

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

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. There was no income tax liability accrued as of June 30, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2017, and June 30, 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Per share data:
Net asset value at beginning of period	$13.89	$13.90	$13.86	$14.26
Net investment income (1)	0.39	0.33	0.75	0.74
Realized gains (losses) on investments (1)	0.04	0.01	0.04	(0.19)
Net change in unrealized depreciation on investments (1)	(0.73)	(0.19)	(0.72)	(0.42)
Net increase in net assets from operations	(0.30)	0.15	0.07	0.13
Distributions to stockholders (2)	(0.34)	(0.34)	(0.68)	(0.68)
Net asset value at end of period	$13.25	$13.71	$13.25	$13.71
Net assets at end of period	84,965,180	86,231,043	84,965,180	86,231,043
Shares outstanding at end of period	6,412,169	6,287,798	6,412,169	6,287,798
Weighted average shares outstanding (basic and diluted)	6,407,362	6,286,014	6,378,953	6,280,428
Per share closing price at end of period	$13.11	$12.78	$13.11	$12.78

Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	(2.03)%	1.37%	0.67%	2.13%
Total investment return (not annualized) (4)	2.00%	7.92%	0.41%	15.73%
Average Net Assets	$86,944,399	$86,758,930	$87,003,698	$87,644,039
Ratio of expenses to average net assets (annualized)	11.82%	12.26%	11.50%	12.69%
Ratio of net investment income to average net assets (annualized)	11.57%	9.54%	10.92%	10.59%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Net investment income exceeded distributions for the three months ended June 30, 2017 in the amount of $352,410. Distributions for the three months ended June 30, 2016 were in excess of net investment income by $51,917. Net investment income exceeded distributions for the six months ended June 30, 2017 and the six months ended June 30, 2016 in the amount of $443,157 and $402,085, respectively. See Dividends and Distributions Policy in Note 2.

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

Note 12. Subsequent Events

On July 3, 2017, the Company received a full repayment at par on its junior secured debt investment in Fox Rent A Car, Inc ("Fox"). The Company also received a $1.0 million exit fee and a $0.1 million warrant amendment fee. The Company generated a gross internal rate of return ("IRR") of 18.9% on its debt investment in Fox and still retains its warrant position in the company. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On July 7, 2017, the Company made a $3.3 million senior secured debt investment and a $1.0 million equity investment in Instant Sales Solutions, Inc. The debt investment consists of a $3.0 million term loan that carries a fixed interest rate of 13.25% and a $0.3 million revolver that carries an interest rate of LIBOR plus 9.0% with a 1.00% LIBOR floor. The revolver was unfunded at close.

On July 12, 2017, the Company received a full repayment at par plus a 1.0% prepayment fee on its junior secured debt in Novitex Acquisition, LLC. The Company generated an IRR of 13.3% on its investment.

On July 12, 2017, the Company received a full repayment at par plus a 2.0% prepayment fee on its junior secured debt in Source HOV LLC. The Company generated an IRR of 13.0% on its investment.

On July 25 2017, the Company received a full repayment at par on its senior secured debt in Brite Media Group LLC. The Company generated an IRR of 13.3% on its investment.

On July 28, 2017, the Company declared monthly distributions of $0.1125 per share payable on each of August 24, 2017, September 28, 2017 and October 26, 2017. The Company also declared a special distribution of $0.10 per share payable on October 26, 2017.

On August 7, 2017, the Company received a full repayment at par plus a 2.0% prepayment fee on its $1.6 million junior secured debt investment in Mercury Network, LLC ("Mercury"). The Company generated an IRR of 12.8% on its debt investment. On the same date, the Company also sold its remaining equity investment in the company for $0.2 million. The Company generated an IRR of 99.0% on its equity investment. On a combined basis, the Company generated an IRR of 18.8% on its investments in Mercury.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended June 30, 2017

Portfolio Company	Investment	Amount of Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2017 Value

Non-Majority Owned Control Investments

Flight Engine Leasing III, LLC	Senior Secured Term Loan, due 12/13/2018	$95,381	$1,807,299	$9,468	$(1,181,936)	$634,831
	(13.00%; the greater of 13.00% or LIBOR+7.50%)

	400 Common Equity Units		200,000	58,551	—	258,551
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	80,037	923,947	9,747	(35,978)	897,716
	(46.15% on a fully diluted basis)

Total Non-Majority Owned Control Investments		$175,418	$2,931,246	$77,766	$(1,217,914)	$1,791,098

Non-Control Affiliate Investments

Flight Engine Leasing V, LLC	Senior Secured Term Loan, due 03/31/2019	$37,199	$—	$1,115,631	$(167,663)	$947,968
	(13.00%; the greater of 13.00% or LIBOR+7.00%)

	600 Common Equity Units		—	303,061	—	303,061
	(12.12% of fully diluted common equity)

Flight Lease XII, LLC	1,000 Common Equity Units		—	559,274	—	559,274
	(18.52% of fully diluted common equity)

Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	421,015	5,916,570	75,798	(683,368)	5,309,000
	(13.06% LIBOR+12.00% with 0.42% LIBOR floor)

	Revolving Line of Credit, due 02/28/2019	37,618	200,000	500,000	—	700,000
	(13.06%; LIBOR+12.00% with a 0.42% LIBOR floor)

	3,000,000 Class A Common Equity Units		1,266,500	—	(879,500)	387,000
	(24.06% on a fully diluted basis)

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/31/2019	953,876	—	9,439,425	(121,877)	9,317,548
	(15.00%; 11.00% Cash plus 4.00% PIK)

	Revolving Line of Credit, due 12/29/17	115,144	—	1,252,452	—	1,252,452
	(15.00%; 11.00% Cash plus 4.00% PIK)

	2,500 Class A Equity Units			1,600,000	—	1,600,000

Peekay Acquisition, LLC (Christals)	Senior Secured Term Loan (Last Out), due 02/15/2016	—	37,959	—	(37,959)	—
(non-accrual)	(17.00% PIK)

	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)		—	—	—	—
	(5.95% on a fully diluted basis)

V-Tek, Inc.	Senior Secured Term Loan, due 03/21/2022	110,732	—	3,395,397	—	3,395,397
	(12.20%; LIBOR + 11.00%)

	Revolving Line of Credit, due 03/21/2021	17,636	—	1,036,097	—	1,036,097
	(7.70; LIBOR + 6.50%)

	89.8 common shares		—	150,000	—	150,000
	(8.98% of fully diluted common equity)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	299,869	4,546,000	13,375	(59,375)	4,500,000
	(12.70%; LIBOR + 11.50% with 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	—	—	—	—	—
	(12.70%; LIBOR + 11.50% with 0.50% LIBOR floor)

	250,000 Preferred Equity Units		170,000	32,000	—	202,000
	(6.16% on a fully diluted basis)

	250,000 Common Equity Units		523	477	—	1,000
	(0.12% on a fully diluted basis)

Total Non-Control Affiliate Investments		$1,993,089	$12,137,552	$19,472,987	$(1,949,742)	$29,660,797

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

Portfolio

Portfolio Composition

As of June 30, 2017, we had $137.2 million (at fair value) invested in 37 companies. As of June 30, 2017, our portfolio was comprised of approximately 55.6% senior secured term loans, 39.4% junior secured term loans and 5.0% equity and equity-like investments (including our revenue linked security and CLO equity investments).

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investments).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$77,857,521	$76,207,748	$77,341,917	$76,221,062
Junior Secured	60,220,947	54,057,404	55,460,089	52,541,766
Equity	7,683,139	6,101,549	5,159,856	4,207,964
Revenue Linked Security	848,000	694,957	999,127	992,012
CLO Equity	105,479	105,479	138,730	138,730
Total Investments	$146,715,086	$137,167,137	$139,099,719	$134,101,534

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

At June 30, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.2 million and $3.9 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.6 million and $11.6 million, respectively. At December 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.7 million and $4.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively.

At June 30, 2017, 70.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 30.0% of the debt investments bore interest at fixed rates. At December 31, 2016, 64.9% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 35.1% bore interest at fixed rates.

The weighted average effective yield of our debt and other income producing investments, as of June 30, 2017 and December 31, 2016, was approximately 14.6% and 15.4%, respectively. The weighted average effective yield on the entire portfolio, as of June 30, 2017 and December 31, 2016, was 13.9% and 14.4%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. CRS Reprocessing, LLC, Peekay Acquisition, LLC and the IAG Revenue Linked Security were excluded from the calculation as of June 30, 2017 because they were on non-accrual status on that date. CRS Reprocessing, LLC and Peekay Acquisition, LLC were excluded from the calculation as of December 31, 2016 because they were on non-accrual status on that date. Shinnecock CLO 2006-1, Ltd. and other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended June 30, 2017 and June 30, 2016 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

PIK, beginning of period	$3,063,182	$1,473,382	$2,582,253	$1,756,332
Accrual	440,565	397,364	931,396	551,189
Payments	—	—	(9,902)	(436,775)
PIK, end of period	$3,503,747	$1,870,746	$3,503,747	$1,870,746

Investment Activity

During the three months ended June 30, 2017, we closed $15.4 million of debt investment commitments in three new and three existing portfolio companies. We also made a $1.6 million equity investment in an existing portfolio company. During the three months ended June 30, 2016, we closed $2.5 million of debt investment commitments in an existing portfolio company.

During the three months ended June 30, 2017, we exited $4.2 million of debt investment commitments in two portfolio companies. During the three months ended June 30, 2016, we did not exit any investments.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2017				As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio		Number of Debt Investments	Fair Value (in millions)		% of Total Portfolio		Number of Portfolio Companies

1	$26.3	20.2%		8	$33.4		26.0%		9
2	80.1	61.4%		19	70.8		55.0%		13
3	15.1	11.6%		2	14.5		11.2%		3
4	8.8	6.8%		2	10.1		7.8%		2
5	—	—%	(1)	2	—	(1)	—%	(1)	1
	$130.3	100.0%		33	$128.8		100.0%		28
     (1) Rounds to less $1.0 million or .01%, as applicable.

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of June 30, 2017, we had two loans and a revenue linked security on non-accrual status, which comprised 6.7% of our total debt investments at cost. As of December 31, 2016, two loans were on non-accrual status, and comprised approximately 6.3% of our total debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months and Six Months Ended June 30, 2017 and June 30, 2016

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

Investment income for the three months ended June 30, 2017 totaled $5.1 million, compared to investment income of $4.7 million for the three months ended June 30, 2016. Investment income for the three months ended June 30, 2017 was comprised of $3.9 million in cash interest, $0.4 million in PIK interest and $0.7 million in fees earned on the investment portfolio. Investment income for the three months ended June 30, 2016 was comprised of $3.9 million in cash interest, $0.4 million in PIK interest and

$0.4 million in fees earned on the investment portfolio. The increase in investment income is primarily attributable to higher fee income recognized in the three months ended June 30, 2017 than in the three months ended June 30, 2016.

Investment income for the six months ended June 30, 2017 totaled $9.8 million, compared to investment income of $10.2 million for the six months ended June 30, 2016. Investment income for the six months ended June 30, 2017 was comprised of $7.6 million in cash interest, $0.9 million in PIK interest and $1.2 million in fees earned on the investment portfolio. Investment income for the six months ended June 30, 2016 was comprised of $8.7 million in cash interest, $0.6 million in PIK interest and $0.9 million in fees earned on the investment portfolio. The decrease in investment income is primarily attributable to a lower weighted average effective yield on the portfolio in the six months ended June 30, 2017 than in the three months ended June 30, 2016.

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

Operating expenses totaled $2.6 million for the three months ended June 30, 2017, compared to $2.7 million for the three months ended June 30, 2016. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The decrease in operating expenses was primarily due to a $0.3 million decrease in incentive management fees discussed below, partially offset by higher administrative services expenses, professional fees and general and administrative costs for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Operating expenses totaled $4.9 million for the six months ended June 30, 2017, compared to $5.6 million for the six months ended June 30, 2016. The decrease in operating expenses was primarily due to a $0.9 million decrease in incentive management fees discussed below, partially offset by higher administrative services expenses, professional fees and general and administrative costs for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Interest expense decreased slightly due to a lower average outstanding debt balance during the three months and six months ended June 30, 2017, compared to the three months and six months ended June 30, 2016.

Administrative services expense was $0.3 million for the three months ended June 30, 2017, compared to $0.2 million for the three months ended June 30, 2016. Administrative services expense was $0.6 million for the six months ended June 30, 2017, compared to $0.4 million for the six months ended June 30, 2016. The increase is attributable to the increase in the 2017 annual cap entered into by the Company such that the maximum amount that would be payable by the Company for 2017 is $1.2 million.

Base management fees for the three months ended June 30, 2017 was $0.7 million, compared to $0.7 million for the three months ended June 30, 2016. Base management fees for the six months ended June 30, 2017 was $1.4 million, compared to $1.5 million for the six months ended June 30, 2016.The slight decrease in base management fees is attributable to a smaller average amount of gross debt investments outstanding during the three months and six months ended June 30, 2017, as compared to the three months and six ended June 30, 2016.

Incentive management fees for the three months ended June 30, 2017 were $0.0 million, compared to $0.6 million for the three months ended June 30, 2016. The decrease in incentive management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 is primarily a result of the total return provision in the investment advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.5 million were not paid or accrued for the three months ended June 30, 2017.

Incentive management fees for the six months ended June 30, 2017 were $0.1 million, compared to $1.0 million for the six months ended June 30, 2016. Due to the total return requirement in our investment advisory and management agreement, incentive fees of $0.9 million were not paid or accrued for the six months ended June 30, 2017.

Net Investment Income

For the three months ended June 30, 2017, net investment income was $2.5 million, compared to $2.1 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, net investment income per share was $0.39 compared to $0.33 for the three months ended June 30, 2016.

For the six months ended June 30, 2017, net investment income was $4.8 million, compared to $4.6 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, net investment income per share was $0.75 compared to $0.74 for the three months ended June 30, 2016.

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

We recognized $0.3 million in realized gains on our investments for the three months ended June 30, 2017, compared to $0.1 million in realized gains on our investments in the three months ended June 30, 2016. A summary of realized gains and losses for the three months and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,
	2017	2016
Mercury Network, LLC (Common Equity Units)	$300,270	$—
Rostra Tool Company (Common Equity Warrants)	—	55,226
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	(33,251)	—
Net realized gains	$267,019	$55,226

	Six Months Ended June 30,
	2017	2016
Infinite Aegis Group, LLC (Common Equity Warrants)	$—	$(77,522)
Mercury Network, LLC (Common Equity Units)	300,270	—
Rostra Tool Company (Common Equity Warrants)	4,096	55,226
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	(33,251)	—
Solex Fine Foods, LLC (Common Equity Units)	—	(700,465)
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	(441,798)
Net realized gains (losses)	$271,115	$(1,164,559)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(4.6) million for the three months ended June 30, 2017 and $(1.1) million for the three months ended June 30, 2016. Net change in unrealized appreciation (depreciation) on investments totaled $(4.5) million for the six months ended June 30, 2017 and $(2.6) million for the six months ended June 30, 2016. The net unrealized depreciation in 2017 was largely driven by the unrealized depreciation of $(4.1) million related on our debt investment in CRS Reprocessing, LLC during the three months ended June 30, 2017 (see Note 5 to the Schedule of Investments for more information on this investment).

Net Increase in Net Assets Resulting from Operations

The net (decrease) increase in net assets resulting from operations was $(1.9) million for the three months ended June 30, 2017, compared to $1.0 million for the three months ended June 30, 2016. The $2.9 million net decrease in net assets resulting from operations for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 was primarily attributable to a $3.5 million negative change in net unrealized depreciation on investments, partially offset by a $0.4 million increase in net investment income for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

The net increase in net assets resulting from operations was $0.5 million for the six months ended June 30, 2017, compared to $0.9 million for the six months ended June 30, 2016. The $0.4 million net decrease in net assets resulting from operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 was primarily attributable to a $1.9 million negative change in net unrealized depreciation on investments, partially offset by a $1.4 million positive change in net realized gains (losses) for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $2.6 million and $2.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively, primarily in connection with the payoff and funding of new investments.

Our financing activities provided cash of $4.8 million and $1.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively, primarily in connection with net borrowings on our Credit Facility and dividends paid to shareholders. During the six months ended June 30, 2017, we also had financing activity proceeds from the issuance of common shares.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from common stock offerings, proceeds received from the public offering of our 2020 Notes in January 2015, and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2017 and December 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of June 30, 2017 and December 31, 2016, we had cash and restricted cash of $9.7 million and $7.6 million, respectively.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our 2020 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the $55.0 million Credit Facility was $34.6 million and $26.9 million, respectively.

Notes Offering

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $825,000 and offering expenses of $224,384, were $26.5 million.

The 2020 Notes will mature on January 16, 2020 and bear interest at a rate of 7.00%. The 2020 Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The 2020 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 16, 2017. Interest on the 2020 Notes is payable quarterly on January 16, April 16, July 16, and October 16 of each year. The 2020 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPL.” The Company may from time to time repurchase 2020 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of June 30, 2017, the outstanding principal balance of the Notes was $27.5 million.

The indenture governing the 2020 Notes (the "2020 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2020 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2020 Notes Indenture.

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended June 30, 2017, we did not sell any shares pursuant to this program. During the six months ended June 30, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017, our only off-balance sheet arrangements consisted of $3.5 million of unfunded revolving line of credit commitments to seven of our portfolio companies.  As of December 31, 2016, our only off-balance sheet arrangements consisted of $2.1 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

On July 3, 2017, the Company received a full repayment at par on its junior secured debt investment in Fox Rent A Car, Inc ("Fox"). The Company also received a $1.0 million exit fee and a $0.1 million warrant amendment fee. The Company generated a gross internal rate of return ("IRR") of 18.9% on its debt investment in Fox and still retains its warrant position in the company. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On July 7, 2017, the Company made a $3.3 million senior secured debt investment and a $1.0 million equity investment in Instant Sales Solutions, Inc. The debt investment consists of a $3.0 million term loan that carries a fixed interest rate of 13.25% and a $0.3 million revolver that carries an interest rate of LIBOR plus 9.0% with a 1.00% LIBOR floor. The revolver was unfunded at close.

On July 12, 2017, the Company received a full repayment at par plus a 1.0% prepayment fee on its junior secured debt in Novitex Acquisition, LLC. The Company generated an IRR of 13.3% on its investment.

On July 12, 2017, the Company received a full repayment at par plus a 2.0% prepayment fee on its junior secured debt in Source HOV LLC. The Company generated an IRR of 13.0% on its investment.

On July 25 2017, the Company received a full repayment at par on its senior secured debt in Brite Media Group LLC. The Company generated an IRR of 13.3% on its investment.

On July 28, 2017, the Company declared monthly distributions of $0.1125 per share payable on each of August 24, 2017, September 28, 2017 and October 26, 2017. The Company also declared a special distribution of $0.10 per share payable on October 26, 2017.

On August 7, 2017, the Company received a full repayment at par plus a 2.0% prepayment fee on its $1.6 million junior secured debt investment in Mercury Network, LLC ("Mercury"). The Company generated an IRR of 12.8% on its debt investment. On the same date, the Company also sold its remaining equity investment in the company for $0.2 million. The Company generated an IRR of 99.0% on its equity investment. On a combined basis, the Company generated an IRR of 18.8% on its investments in Mercury.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended June 30, 2017, twenty three of our debt investments, or 70.1%, of the fair value of our debt investments bore interest at floating rates. Fourteen of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at June 30, 2017 was 0.59%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. For the three months ended June 30, 2016, twenty two loans, or 65.1%, of the fair value of the portfolio bore interest at floating rates. Seventeen of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2017 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.5 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.3 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.   Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding 2020 Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1.          Legal Proceedings

We are a party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended June 30, 2017, we issued a total of 7,980 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $100,677 for the three months ended June 30, 2017.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: August 9, 2017	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)