Form 10-Q
period 2017-09-30
Harvest Capital Credit Corp
filed 2017-11-07
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 3, 2017 was 6,487,874.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2017

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $77,983,127 at 9/30/17 and $120,162,148 at 12/31/16)	$79,019,618	$119,032,736
Affiliated investments, at fair value (cost of $37,435,271 at 9/30/17 and $15,994,294 at 12/31/16)	33,238,936	12,137,552
Control investments, at fair value (cost of $1,211,067 at 9/30/17 and $2,943,277 at 12/31/16)	1,263,384	2,931,246
Total investments, at fair value (cost of $116,629,465 at 9/30/17 and $139,099,719 at 12/31/16)	113,521,938	134,101,534

Cash	358,730	4,472,749
Restricted cash	2,115,585	3,084,229
Interest receivable	228,324	578,140
Accounts receivable – other	40,742	27,135
Deferred offering costs	83,513	98,549
Deferred financing costs	546,329	542,342
Other assets	154,623	84,969
Total assets	$117,049,784	$142,989,647

LIABILITIES:
Revolving line of credit	$4,800,000	$26,946,613
Unsecured notes (net of deferred offering costs of $1,001,793 at 9/30/17 and $715,258 at 12/31/16)	27,748,207	26,784,742
Accrued interest payable	118,007	421,534
Accounts payable - base management fees	638,264	693,190
Accounts payable - incentive management fees	—	202,235
Accounts payable - administrative services	494,925	276,214
Accounts payable - accrued expenses	663,882	499,907
Other liabilities	20,516	42,916
Total liabilities	34,483,801	55,867,351

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,445,596 issued and 6,419,820 outstanding at 9/30/17 and 6,313,272 issued and 6,287,496 outstanding at 12/31/16	6,446	6,313
Capital in excess of common stock	92,210,266	90,433,114
Treasury shares at cost, 25,776 shares at 9/30/17 and 12/31/16, respectively	(322,137)	(322,137)
Accumulated realized losses on investments	(9,599,947)	(1,537,506)
Net unrealized depreciation on investments	(3,107,527)	(4,998,185)
Undistributed net investment income	3,378,882	3,540,697
Total net assets	82,565,983	87,122,296
Total liabilities and net assets	$117,049,784	$142,989,647

Common stock outstanding	6,419,820	6,287,496

Net asset value per common share	$12.86	$13.86

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,194,790	$4,339,105	$8,079,496	$12,447,029
Cash - affiliated investments	855,761	337,459	2,361,993	912,196
Cash - control investments	53,420	33,461	219,370	64,616
PIK - non-affiliated/non-control investments	190,821	422,920	767,892	964,136
PIK - affiliated investments	306,827	—	661,151	—
PIK - control investments	—	8,127	—	18,100
Amortization of fees, discounts and premiums
Non-affiliated/non-control investments	942,285	293,782	2,028,598	1,203,144
Affiliated investments	49,396	9,188	181,927	(36,658)
Control investments	7,723	—	17,191	—
Total interest income	4,601,023	5,444,042	14,317,618	15,572,563
Other income	213,635	50,025	250,167	123,611
Total investment income	4,814,658	5,494,067	14,567,785	15,696,174

Expenses:
Interest expense – revolving line of credit	73,959	325,629	602,796	922,961
Interest expense - unused line of credit	92,976	26,948	189,710	98,483
Interest expense - deferred financing costs	52,872	71,785	180,592	204,777
Interest expense - unsecured notes	619,458	481,251	1,581,960	1,443,753
Interest expense - deferred offering costs	49,676	49,696	154,121	146,181
Loss on extinguishment of debt	581,734	—	581,734	—
Total interest expense	1,470,675	955,309	3,290,913	2,816,155

Professional fees	289,556	166,812	842,343	544,602
General and administrative	311,254	231,539	851,798	677,085
Base management fees	638,264	724,396	2,014,208	2,206,227
Incentive management fees	—	230,760	58,005	1,192,147
Administrative services expense	494,925	198,154	1,094,925	629,372
Total expenses	3,204,674	2,506,970	8,152,192	8,065,588
Net Investment Income, before taxes	1,609,984	2,987,097	6,415,593	7,630,586
Excise tax	(50,001)	(8,425)	(103,247)	(11,040)
Net Investment Income, after taxes	1,559,983	2,978,672	6,312,346	7,619,546

Net realized (losses) gains:
Non-Affiliated / Non-Control investments	(6,233,135)	701,879	(5,962,020)	679,583
Affiliated investments	(2,100,421)	—	(2,100,421)	(1,142,263)
Net realized (losses) gains	(8,333,556)	701,879	(8,062,441)	(462,680)
Net change in unrealized appreciation (depreciation) on investments:
Non-Affiliated / Non-Control investments	5,128,481	(446,642)	2,302,644	(2,199,337)
Affiliated investments	1,315,891	(863,859)	(476,334)	(1,727,813)
Control investments	(3,950)	—	64,348	—
Net change in unrealized appreciation (depreciation) on investments:	6,440,422	(1,310,501)	1,890,658	(3,927,150)
Total net change in unrealized and realized losses on investments	(1,893,134)	(608,622)	(6,171,783)	(4,389,830)
Net (decrease) increase in net assets resulting from operations	$(333,151)	$2,370,050	$140,563	$3,229,716

Net investment income per share	$0.24	$0.47	$0.99	$1.21
Net (decrease) increase in net assets resulting from operations per share	($0.05)	$0.38	$0.02	$0.51
Weighted average shares outstanding (basic and diluted)	6,415,099	6,286,216	6,391,134	6,282,371
Dividends paid per common share	$0.34	$0.34	$1.02	$1.02

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended September 30,
	2017	2016

Increase in net assets from operations:
Net investment income	$6,312,346	$7,619,546
Net realized losses on investments	(8,062,441)	(462,680)
Net change in unrealized appreciation (depreciation) on investments	1,890,658	(3,927,150)
Net increase in net assets resulting from operations	140,563	3,229,716

Distributions to shareholders (1):
Distributions	(6,474,164)	(6,361,364)
Decrease in net assets resulting from shareholder distributions	(6,474,164)	(6,361,364)

Capital share transactions:
Share repurchases	—	(320,934)
Issuance of common shares (net of offering costs of $76,106)	1,485,047	—
Reinvestment of dividends (2)	292,241	391,688
Net increase in net assets from capital share transactions	1,777,288	70,754

Total decrease in net assets	(4,556,313)	(3,060,894)
Net assets at beginning of period	87,122,296	89,414,256

Net assets at end of period	$82,565,983	$86,353,362

Capital share activity (common shares):
Shares repurchased	—	(25,676)
Shares issued from stock offering	109,774	—
Shares issued from reinvestment of dividends	22,550	34,242
Net increase in capital share activity	132,324	8,566

(1)
Distributions exceeded net investment income for the nine months ended September 30, 2017 in the amount of $161,817. Net investment income exceeded distributions for the nine months ended September 30, 2016 in the amount of $1,258,182, respectively. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $23 and $34 and funds received for fractional shares of $59 and $60 for September 30, 2017 and 2016, respectively.
 See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$140,563	$3,229,716
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(1,429,043)	(982,236)
Paid in kind income collected	238,676	436,775
Net realized losses (gains) on investments	8,062,441	462,680
Net change in unrealized (appreciation) depreciation of investments	(1,890,658)	3,927,150
Amortization of fees, discounts and premiums, net	(2,227,716)	(1,166,486)
Amortization of deferred financing costs	180,592	204,777
Amortization of deferred offering costs	154,121	146,181
Loss on extinguishment of debt	581,734
Acceleration of offering costs from expired shelf registration statement	77,386
Purchase of investments (net of loan origination and other fees)	(39,707,211)	(26,390,349)
Proceeds from principal payments	57,526,430	28,997,091
Changes to operating assets and liabilities
Decrease in interest receivable	349,816	696,315
(Increase) decrease in accounts receivable - other and other assets	(83,261)	247,062
(Decrease) increase in accrued interest payable	(303,527)	29,568
Increase (decrease) in accounts payable and other liabilities	103,125	(647,479)

Net cash provided by operating activities	21,773,468	9,190,765

Cash flows from financing activities:
Borrowings on revolving credit facility	38,350,000	19,031,375
Repayment of borrowings on revolving credit facility	(60,496,613)	(21,654,944)
Proceeds from the issuance of unsecured notes	28,750,000	—
Repayment of unsecured notes	(27,500,000)	—
Financing costs	(184,576)	—
Offering costs	(1,086,006)	(131,566)
Proceeds from the issuance of common stock	1,492,999	60
Repurchased shares (held in treasury stock)	—	(320,934)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $292,228 and $391,628, respectively)	(6,181,935)	(5,969,741)

Net cash used in financing activities	(26,856,131)	(9,045,750)

Net (decrease) increase in cash during the period	(5,082,663)	145,015

Cash at beginning of period	7,556,978	3,069,409

Cash at end of period (1)	$2,474,315	$3,214,424

Non-cash operating activities:
Amendment fees	—	(70,029)

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$292,228	$391,628

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,677,989	$2,435,626
Cash paid during the period for taxes	$103,797	$—

(1) Consists of cash and restricted cash of $358,730 and $2,115,585 respectively, at September 30, 2017, and $169,254 and $3,045,170 respectively at September 30, 2016.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in Unaffiliated Issuers (unaudited)
(as of September 30, 2017)

Portfolio Company (13)	*	Type of Investment	Maturity Date	Interest Rate (1) (2)		Principal	Cost	Value

Debt Investments
Senior Secured
Aerospace & Defense
AMS Flight Leasing, LLC (Loss Guaranty provided by IAG Engine Center, LLC)		Senior Secured	1/18/2019	14%	(5) (7)	531,850	288,961	531,850
Bridgewater Engine Ownership III, LLC		Senior Secured	7/5/2019	14.00%; the greater of 14.00% or 1M LIBOR +8.50%		293,613	272,712	293,613
IAG Engine Center, LLC		Senior Secured	8/29/2018	14%	(7)	623,395	494,589	623,395
Regional Engine Leasing, LLC		Senior Secured	3/31/2020	11.00%; the greater of 11.00% or 1M LIBOR +4.50%		3,594,151	3,518,103	3,594,151
Subtotal: Aerospace & Defense	6.1%					5,043,009	4,574,365	5,043,009

Environmental Industries
King Engineering Associates, Inc.		Senior Secured	4/28/2021	11.24%; 1M LIBOR + 10.00%		3,392,500	3,341,532	3,341,532
King Engineering Associates, Inc.		Senior Secured Revolver	4/28/2019	1M LIBOR + 10.00%	(4)	—	—	—
Subtotal: Environmental Industries	4.1%					3,392,500	3,341,532	3,341,532

Healthcare & Pharmaceuticals
DirectMed Parts & Service, LLC		Senior Secured	2/28/2022	10.82%; 3M LIBOR + 9.50% with a 1.00% LIBOR floor		5,565,000	5,472,443	5,472,443
DirectMed Parts & Service, LLC		Senior Secured Revolver	2/28/2022	7.82%; 3M LIBOR + 6.50% with a 1.00% LIBOR floor	(4)	—	—	—
Subtotal: Healthcare & Pharmaceuticals	6.6%					5,565,000	5,472,443	5,472,443

Media: Broadcasting & Subscription
Chemical Information Services, LLC		Senior Secured	8/28/2019	13.30%; 3M LIBOR + 12.00%	(9)	3,404,572	3,382,187	3,404,572
Chemical Information Services, LLC		Senior Secured Revolver	8/28/2018	3M LIBOR + 12.00%	(4) (9)	—	—	—
Multicultural Radio Broadcasting, Inc.		Senior Secured	6/27/2019	11.73%; 1M LIBOR + 10.50% with a 1.00% LIBOR floor	(15)	4,606,813	4,606,813	4,606,813
Subtotal: Media: Broadcasting & Subscription	9.7%					8,011,385	7,989,000	8,011,385

Services: Business
Safety Services Acquisition Corp.		Senior Secured	3/29/2019	12.32%; 3M LIBOR + 11.00% with a 1.00% LIBOR floor	(9)	7,312,500	7,253,738	7,280,000
Subtotal: Services: Business	8.8%					7,312,500	7,253,738	7,280,000

Subtotal Senior Secured Debt	35.3%					29,324,394	28,631,078	29,148,369

Junior Secured
Beverage, Food & Tobacco
Flavors Holdings, Inc.		Junior Secured	10/4/2021	11.33%; 3M LIBOR + 10.00% with a 1.00% LIBOR floor		4,000,000	3,895,446	3,810,500
Turning Point Brands, Inc.		Junior Secured	8/17/2022	11.00%		2,000,000	1,981,586	1,992,000
Yucatan Foods, L.P.		Junior Secured TLA	3/29/2021	14.50%; 10.00% cash + 4.50% PIK	(9)	8,959,237	8,822,171	8,868,000
Yucatan Foods, L.P.		Junior Secured TLB	3/29/2021	10.00% PIK	(11)	3,024,347	2,982,704	2,972,000
Subtotal: Beverage, Food & Tobacco	21.4%					17,983,584	17,681,907	17,642,500

Capital Equipment
Douglas Machines Corp.		Junior Secured	12/31/2018	12.5%		4,065,133	4,022,777	4,065,133
Wetmore Tool and Engineering		Junior Secured	9/30/2021	12.50%; 12.00% Cash + 0.5% PIK	(9)	4,017,073	3,962,212	3,962,212
ProAir Holdings Corporation		Junior Secured	12/26/2022	12.75%		6,500,000	6,402,500	6,402,500
Subtotal: Capital Equipment	17.5%					14,582,206	14,387,489	14,429,845

Chemicals, Plastics & Rubber

Portfolio Company (13)	*	Type of Investment	Maturity Date	Interest Rate (1) (2)		Principal	Cost	Value

Shannon Specialty Floors, LLC		Junior Secured	4/12/2021	12.30%; 3M LIBOR + 11.00% with a 1.00% LIBOR floor	(9)	4,000,000	3,945,533	3,945,533
Subtotal: Chemicals, Plastics & Rubber	4.8%					4,000,000	3,945,533	3,945,533

Consumer Goods - Non-Durable
Bradford Soap International, Inc.		Junior Secured	10/31/2019	10.48%; 1M LIBOR + 9.25%		4,500,000	4,452,344	4,480,900
Subtotal: Consumer Goods - Non-Durable	5.4%					4,500,000	4,452,344	4,480,900

High Tech Industries
GK Holdings, Inc. (Global Knowledge)		Junior Secured	1/20/2022	11.58%; 3M LIBOR + 10.25% with a 1.00% LIBOR floor	(9)	3,000,000	2,940,421	2,929,000
Subtotal: High Tech Industries	3.5%					3,000,000	2,940,421	2,929,000

Retailer
CP Holding Co. Inc. (Choice Pet)		Junior Secured	6/23/2020	12%		2,899,852	2,885,224	2,795,000
Subtotal: Retailer	3.4%					2,899,852	2,885,224	2,795,000

Services Business
Sitel Worldwide Corporation		Junior Secured	9/19/2022	10.81%; 3M LIBOR + 9.50% with a 1.00% LIBOR floor	(14)	1,750,000	1,722,456	1,717,188
Subtotal: Services: Business	2.1%					1,750,000	1,722,456	1,717,188

Subtotal: Junior Secured	58.1%					48,715,642	48,015,374	47,939,966

Portfolio Company	*	Type of Investment	Series	Shares		Cost	Value

Equity Investments
Aerospace & Defense
IAG Engine Center, LLC		Beneficial Interest	Revenue Linked Security	N/A	(6) (12)	768,222	525,838
Regional Engine Leasing, LLC		Beneficial Interest	Residual Value	N/A	(3)	102,421	99,998
Subtotal: Aerospace & Defense	0.8%					870,643	625,836

Automotive
Fox Rent A Car, Inc.		Equity	Common Stock	102 shares		—	678,625
Subtotal: Automotive	0.8%					—	678,625

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd..		Beneficial Interest	Subordinated Notes due 7/15/18	N/A	(10)	28,532	28,532
World Business Leaders, LLC		Equity	Class B	49,209 units	(8)	200,000	220,575
Subtotal: Banking, Finance, Insurance and Real Estate	0.3%					228,532	249,107

Capital Equipment
Douglas Machines Corp.		Warrants	Common Stock	204 shares		12,500	179,779
Subtotal: Capital Equipment	0.2%					12,500	179,779

Media, Advertising, Printing & Publishing
Brite Media LLC		Equity	Class A	139 units		125,000	112,936
Subtotal: Media, Advertising, Printing & Publishing	0.1%					125,000	112,936

Services: Business
Safety Services Acquisition Corp.		Preferred Equity	Series A	100,000 units		100,000	85,000
Subtotal: Services: Business	0.1%					100,000	85,000

Subtotal Equity	2.3%					1,336,675	1,931,283

Total Non-affiliated non-control Investments	95.7%					77,983,127	79,019,618

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

(3)	"Residual value" represents the value of the Company’s share in the collateral securing the loan.
(4)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at September 30, 2017.

(5)
The Company restructured the investment in IAG Engine Center, LLC on June 20, 2017. Specifically, AMS Flight Leasing, LLC was formed to facilitate the purchase of an aircraft engine from IAG Engine Center, LLC for $1.4 million. Per the terms of the agreement, the proceeds of the aircraft engine sale were used by IAG Engine Center, LLC to pay down the Company’s existing debt investment in IAG Engine Center, LLC. Concurrently, the Company also entered in a separate debt investment with AMS Flight Leasing, LLC for $1.1 million, which is separately presented on the Consolidated Schedule of Investments in Unaffiliated Issuers.

(6)
The revenue linked security entitles the Company to participate in the proceeds of inventory sales pursuant to a consignment agreement between IAG Engine Center, LLC and an affiliated entity of IAG Engine Center, LLC, AMS Flight Funding, LLC. The IAG Engine Center, LLC consignment sales since origination of this security have been slower to materialize than originally planned resulting in lower than expected revenue linked security payments to date. As a result, this investment was placed on non-accrual status during the three months ended March 31, 2017 and remained on non-accrual as of September 30, 2017. However, as a result of the restructuring of the IAG Engine Center, LLC facility, the Company now also participates in the revenue generated from payments on the lease of an unaffiliated third party.

(7)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancement to AMS Flight Leasing, LLC.
(8)
The Company owns 49,209 Class B Preferred membership units representing 0.31% of the fully diluted common equity in World Business Lenders, LLC. However, due to the liquidation preference of the Class B units we would receive 0.52% of the proceeds in a liquidation of the company at the September 30, 2017 fair value.

(9)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(10)
The subordinated notes of the CLO are the most junior tranche of securities in the securitization and have the attributes of equity. Our investment in Shinnecock CLO 2006-1 Ltd. is referred to as CLO Equity in other parts of this document. The CLO has begun its redemption process and as of October 15, 2016 had paid down all of its secured liabilities. The fair value of the investment as of September 30, 2017 is based on our expected liquidation proceeds and not on an effective yield basis.

(11)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(12)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(13)	Unless otherwise indicated, all portfolio company investments are level 3 assets whose values were determined using significant unobservable inputs.
(14)	This portfolio company investment is a level 2 asset.
(15)	This investment is a last-out senior secured loan.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	*	Type of Investment	Maturity Date	Interest Rate (1) (2)		Principal / Shares	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income	September 30, 2017 Fair Value

Non-Majority Owned Control Debt Investments
Aerospace & Defense
Flight Engine Leasing III LLC		Senior Secured	12/13/2018	13.00%; the greater of 13.00% or 1M LIBOR +7.50%		111,577	—	510	118,062	111,577
Subtotal: Aerospace & Defense	0.1%						—	510	118,062	111,577

Subtotal: Non-Majority Owned Control Debt Investments	0.1%						—	510	118,062	111,577

Non-Majority Owned Control Equity Investments
Aerospace & Defense
Flight Engine Leasing III LLC		Common Equity Units	N/A	N/A	(5) (6)	400	—	92,198	—	292,198
Flight Lease VII, LLC		Common Equity Units	N/A	N/A		1,800	—	(28,360)	118,499	859,609
Subtotal: Aerospace & Defense	1.4%						—	63,838	118,499	1,151,807

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	*	Type of Investment	Maturity Date	Interest Rate (1) (2)		Principal / Shares	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income	September 30, 2017 Fair Value

Subtotal: Non-Majority Owned Control Equity Investments	1.4%						—	63,838	118,499	1,151,807

Subtotal: Non-Majority Owned Control Investments							—	64,348	236,561	1,263,384

Non-Control Affiliate Debt Investments
Aerospace & Defense
Flight Engine Leasing V LLC		Senior Secured	3/29/2019	13.00%; the greater of 13.00% or 3M LIBOR +7.00%		782,519	—	—	69,089	775,217
Subtotal: Aerospace & Defense	0.9%						—	—	69,089	775,217

Capital Equipment
V-Tek, Inc.		Senior Secured	3/31/2022	12.32%; 3M LIBOR + 11.00%		3,500,000	—	—	226,313	3,400,887
V-Tek, Inc.		Senior Secured Revolver	3/31/2021	7.82%; 3M LIBOR + 6.50%	(3)	886,097	—	—	36,553	886,097
Subtotal: Capital Equipment	5.2%						—	—	262,866	4,286,984

Healthcare & Pharmaceuticals
Infinite Care, LLC		Senior Secured	2/28/2019	13.23%; LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK	(7)	6,264,837	—	(723,029)	653,687	5,348,000
Infinite Care, LLC		Senior Secured Revolver	2/28/2019	13.23%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor	(7)	1,000,000	—	—	70,875	1,000,000
WorkWell, LLC		Senior Secured	10/21/2020	14.82%; 1M LIBOR + 11.50% with a 0.50% LIBOR floor plus 2.00% default PIK	(10)	4,605,503	—	(4,045)	546,362	4,560,000
Subtotal: Healthcare & Pharmaceuticals	13.2%						—	(727,074)	1,270,924	10,908,000

High Tech Industries
Instant Sales Solutions, Inc.		Senior Secured	7/7/2022	13.25%		2,943,750	—	—	96,748	2,913,881
Instant Sales Solutions, Inc.		Senior Secured Revolver	7/7/2021	10.32%, 3M LIBOR + 9.00% / 1.00% LIBOR floor	(3)	—	—	—	—	—
Subtotal: High Tech Industries	3.5%						—	—	96,748	2,913,881

Metals & Mining
Northeast Metal Works LLC		Senior Secured Revolver	12/31/2019	13.5%		1,500,000	—	(28,000)	163,370	1,472,000
Northeast Metal Works LLC		Senior Secured	12/31/2019	16.50%; 10.50% Cash + 6.00% PIK	(4)	9,640,128	—	(204,554)	1,342,075	9,525,000
Subtotal: Services: Business	13.3%						—	(232,554)	1,505,445	10,997,000
Subtotal: Non-Control Affiliate Debt Investments Held at Close of Period	36.2%						—	(959,628)	3,205,072	29,881,082

Peekay Acquisition, LLC						—	(1,995,421)	1,957,463	—	—
Subtotal: Non-Control Affiliate Debt Investments No Longer Held at Close of Period	—						(1,995,421)	1,957,463	—	—

Subtotal: Non-Control Affiliate Debt Investments	36.2%						(1,995,421)	997,835	3,205,072	29,881,082

Non-Control Affiliate Equity Investments

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	*	Type of Investment	Maturity Date	Interest Rate (1) (2)		Principal / Shares	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income	September 30, 2017 Fair Value

Aerospace & Defense
Flight Engine Leasing V LLC		Common Equity Units	N/A	N/A	(5) (8)	600	—	7,676	—	307,676
Flight Engine Leasing XII LLC		Common Equity Units	N/A	N/A	(5)	1,000	—	93,584	—	593,584
Subtotal: Aerospace & Defense	1.1%						—	101,260	—	901,260

Capital Equipment
V-Tek, Inc.		Common Equity Shares	N/A	N/A	(5)	89.8	—	174,914	—	324,914
Subtotal: Capital Equipment	0.4%						—	174,914	—	324,914

Healthcare & Pharmaceuticals
Infinite Care, LLC		Class A Common Equity Units	N/A	N/A	(7)	3,000,000	—	(1,266,500)	—	—
WorkWell, LLC		Preferred Equity Units	N/A	N/A		250,000	—	(153,000)	—	17,000
WorkWell, LLC		Common Equity Units	N/A	N/A		250,000	—	(523)	—	—
Subtotal: Healthcare & Pharmaceuticals	—%						—	(1,420,023)	—	17,000

High Tech Industries
Instant Sales Solutions, Inc.		Common Equity Units	N/A	N/A	(5)	950	—	162,680	—	1,112,680
Subtotal: High Tech Industries	1.3%						—	162,680	—	1,112,680

Metals & Mining
Northeast Metal Works LLC		Class A Equity Units	N/A	N/A	(5)	2,500	—	(598,000)	—	1,002,000
Subtotal: Metals & Mining	1.2%						—	(598,000)	—	1,002,000

Subtotal: Non-Control Affiliate Equity Investments	4.1%						—	(1,579,169)	—	3,357,854

Non-Control Affiliate Equity Investments No Longer Held at Close of Period
Peekay Acquisition, LLC							(105,000)	105,000	—	—
Subtotal: Non-Control Affiliate Equity Investments No Longer Held at Close of Period							(105,000)	105,000	—	—

Subtotal: Non-Control Equity Invesmtents	4.1%						(105,000)	(1,474,169)	—	3,357,854

Subtotal: Non-Control Affiliate Investments	40.3%						(2,100,421)	(476,334)	3,205,072	33,238,936

* Percentage of Net Assets.

(1)
Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing. The Company's non-qualifying assets, on a fair value basis, comprise less than 6% of the Company's total assets.

(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments in Unaffiliated Issuers. See Note 8 for further discussion on portion of commitment unfunded at September 30, 2017.

(4)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(6)	The Company's equity investment is in Flight Engine Leasing XI, LLC. This entity owns 100% of the membership interests in our borrower, Flight Engine Leasing III, LLC.
(7)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan remains on accrual status as the Company believes all amounts contractually owed are collectible and will be paid pursuant to the terms of the loan agreement.

(8)	The Company's equity investment is in Flight Lease XIII, LLC, which owns 100% of the membership interests of the Company's borrower in the debt investment, Flight Engine Leasing V, LLC.
(9)	Unless otherwise indicated, all portfolio company investments are level 3 assets whose values were determined using significant unobservable inputs.
(10)	The loan remains on accrual status as the Company believes all amounts contractually owed are collectible and will be paid pursuant to the terms of the loan agreement.

Harvest Capital Credit Corporation
Supplementary Schedule to Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	Type of Investment	December 31, 2016 Value	Gross Additions	Gross Reductions	September 30, 2017 Value

Non-Majority Owned Control Debt Investments
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/13/2018	1,807,299	17,701	(1,713,423)	111,577
	(13.00%; the greater of 13.00% or 1M LIBOR +7.50%)
Total Non-Majority Owned Control Debt Investments		1,807,299	17,701	(1,713,423)	111,577

Non-Control Affiliate Debt Investments
Flight Engine Leasing V LLC	Senior Secured Term Loan, due 3/29/2019	—	1,117,698	(342,481)	775,217
	(13.00%; the greater of 13.00% or 3M LIBOR +7.00%)

V-Tek, Inc.	Senior Secured Term Loan, due 03/31/2022	—	3,400,887	—	3,400,887
	(12.32%: 3M LIBOR +11.00%)

V-Tek, Inc.	Senior Secured Revolver, due 3/21/2021	—	1,036,097	(150,000)	886,097
	(7.82%; 3M LIBOR +6.50%)

Infinite Care, LLC	Senior Secured Term Loan, due 2/28/2019	5,916,570	318,209	(886,779)	5,348,000
	(13.23%; 1M LIBOR +6.00% Cash with a 0.42% LIBOR floor / 6.00% PIK)

Infinite Care, LLC	Senior Secured Revolver	200,000	800,000	—	1,000,000
	(13.23%; 1M LIBOR +12.00% with a 0.42% LIBOR floor)

Instant Sales Solutions, Inc.	Senior Secured Term Loan, due 7/7/2021	—	2,970,131	(56,250)	2,913,881
	13.25%

Harvest Capital Credit Corporation
Supplementary Schedule to Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	Type of Investment	December 31, 2016 Value	Gross Additions	Gross Reductions	September 30, 2017 Value

Instant Sales Solutions, Inc.	Senior Secured Revolver, due 7/7/2021	—	—	—	—
	(10.32%; 3M LIBOR plus 9.00% with a 1.00% LIBOR floor)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	4,546,000	107,108	(93,108)	4,560,000
	(14.82%; 3M LIBOR +11.50% with a 0.50% LIBOR floor plus 2.00% default PIK

WorkWell, LLC	Senior Secured Revolver, due 10/21/2020	—	—	—	—
	(14.82%; 3M LIBOR +11.50% with a 0.50% LIBOR floor plus 2.00% default PIK

Northeast Metal Works LLC	Senior Secured Revolver, due 12/31/2017	1,189,239	1,295,751	(1,012,990)	1,472,000
	13.50%

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/31/2019	11,678,261	370,906	(2,524,167)	9,525,000
	(16.50%; 10.50% Cash + 6.00% PIK

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/15/2016	37,959	1,957,462	(1,995,421)	—

Subtotal: Non-Control Affiliate Debt Investments		23,568,029	13,374,249	(7,061,196)	29,881,082

Total Debt Investments		25,375,328	13,391,950	(8,774,619)	29,992,659

Non-Majority Owned Control Equity Investments
Flight Engine Leasing III LLC	400 Common Equity Units	200,000	92,198	—	292,198
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	923,947	—	(64,338)	859,609
	(46.15% of fully diluted common equity)

Subtotal: Non-Majority Owned Control Equity Investments		1,123,947	92,198	(64,338)	1,151,807

Non-Control Affiliate Equity Investments
Flight Engine Leasing V LLC	600 Common Equity Units	—	307,676	—	307,676
	(12.12% of fully diluted common equity)

Flight Lease XII, LLC	1,000 Common Equity Units	—	593,584	—	593,584
	(18.52% of fully diluted common equity)

V-Tek, Inc.	89.8 Common Shares	—	324,914	—	324,914
	(8.98% of fully diluted common equity)

Harvest Capital Credit Corporation
Supplementary Schedule to Consolidated Schedule of Investments in and Advances to Affiliates (unaudited)
Nine Months Ended September 30, 2017

Portfolio Company	Type of Investment	December 31, 2016 Value	Gross Additions	Gross Reductions	September 30, 2017 Value

Infinite Care, LLC	3,000,000 Class A Common Equity Units	1,266,500	—	(1,266,500)	—
	(25.8% on a fully diluted basis)

WorkWell, LLC	250,000 Preferred Equity Units	170,000	—	(153,000)	17,000
	(6.16% on a fully diluted basis)

WorkWell, LLC	250,000 Preferred Equity Units	523	—	(523)	—
	(0.12% on a fully diluted basis)

Instant Sales Solutions, Inc.	950 Common Equity Units	—	1,112,680	—	1,112,680
	(10.82% on a fully diluted basis)

Northeast Metal Works LLC	2,500 Class A Equity Units	—	1,600,000	(598,000)	1,002,000

Peekay Acquisition, LLC	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)	—	105,000	(105,000)	—
	(5.95% on a fully diluted basis)

Subtotal: Non-Control Affiliate Equity Investments		1,437,023	4,043,854	(2,123,023)	3,357,854

Total Equity Investments		2,560,970	4,136,052	(2,187,361)	4,509,661

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

Change in Accounting Principle

As of January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which require debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability, except for debt issuance costs associated with line-of-credit arrangements.

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

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are amortized over the life of the related debt instrument. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were $1.0 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows include cash held in bank checking accounts.

Restricted Cash

Restricted cash of $2.1 million and $3.1 million as of September 30, 2017 and December 31, 2016 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $(8.3) million in realized losses on our investments during the three months ended September 30, 2017 and $0.7 million in realized gains on our investments during the three months ended September 30, 2016. We recognized $(8.1) million in realized losses on our investments during the nine months ended September 30, 2017 and $(0.5) million in realized losses on our investments during the nine months ended September 30, 2016.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $6.4 million in net change in unrealized appreciation during the three months ended September 30, 2017 and $(1.3) million in net change in unrealized depreciation during the three months ended September 30, 2016. We recognized $1.9 million in net change in unrealized depreciation during the nine months ended September 30, 2017 and $(3.9) million in net change in unrealized depreciation during the nine months ended September 30, 2016.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at September 30, 2017 and December 31, 2016, respectively.

	Number of portfolio company investments by classification
	September 30, 2017	December 31, 2016
Non-Control/Non-Affiliated	24	26
Affiliated	7	3
Control	2	2
Total	33	31

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the Company's shelf registration statement on Form N-2. They consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2, as well as planned offerings of securities under the shelf registration statement, and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of September 30, 2017 and December 31, 2016 was $0.1 million and $0.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2017 and December 31, 2016 was $0.5 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended September 30, 2017 and September 30, 2016 was $52,872 and $71,785, respectively. The amortization expense relating to deferred debt financing costs during the nine months ended September 30, 2017 and September 30, 2016 was $180,592 and $204,777, respectively.

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

During both three month periods ended September 30, 2017 and September 30, 2016, the Company declared distributions totaling $0.34 per share. During both nine month periods ended September 30, 2017 and September 30, 2016, the Company declared distributions totaling $1.02 per share.

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

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2017. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2014-2016 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2013-2016 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

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

Note 3. Borrowings

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. On April 28, 2017, we amended our Credit Facility to, among other things, (i) extend the expiration of the revolving period from April 30, 2017 to October 30, 2018; (ii) extend the maturity date from October 29, 2018 to the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the facility would be April 30, 2020; and (iii) subject to certain conditions, provide limited borrowing base credit for the Company's loans to (x) certain portfolio companies in which the Company or HCAP Equity Holdings, LLC owns in excess of ten percent of the portfolio company's equity interests and (y) certain special purpose entity portfolio companies formed to hold specified assets, which loans previously did not receive borrowing base credit.

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

As of September 30, 2017, the outstanding balance on the Credit Facility was $4.8 million. As of December 31, 2016, the outstanding balance on the Credit Facility was $26.9 million. As of September 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. As a result of the redemption, the Company recorded a loss on extinguishment of debt for the amount of the unamortized debt issuance costs. The loss on extinguishment of debt recorded for the three months and nine months ended September 30, 2017 was $0.6 million. The Company did not record a loss on extinguishment of debt in the three and nine months ended September 30, 2016. The loss on extinguishment of debt is classified as a component of net investment income in the Company’s Consolidated Statement of Operations. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of September 30, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of September 30, 2017, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 40.4% and 36.4% of total debt investments outstanding as of September 30, 2017 and December 31, 2016, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 29.8% and 34.3% of total loan interest and fee income for the three months ended September 30, 2017 and September 30, 2016, respectively. Interest income from the five largest debt investments accounted for approximately 29.1% and 33.6% of total loan interest and fee income for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the three and nine month periods ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares issued	—	—	—	—	109,774	1,485,047	—	—
Shares repurchased	—	—	(20,176)	(252,023)	—	—	(25,676)	(320,934)
Dividends reinvested	7,651	98,898	10,613	126,859	22,550	292,228	34,242	391,625
Total	7,651	$98,898	(9,563)	$(125,164)	132,324	$1,777,275	8,566	$70,691

As of September 30, 2017 and 2016, the Company had no dilutive securities outstanding.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. The Company sold 109,774 shares of stock in the first quarter of 2017 under this agreement at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the three months ended September 30, 2017, we did not sell any shares through this agreement.

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

During the three months ended September 30, 2016, the Company repurchased 20,176 shares of its common stock at an average price of $12.49 per share, and a total cost of $252,023. During the nine months ended September 30, 2016, the

Company repurchased 25,676 shares of its common stock at an average price of $12.50 per share, and a total cost of $320,934. During the three and nine months ended September 30, 2017, the Company did not repurchase any of its shares.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker HCAPZ and as of September 30, 2017 the fair value of $29.2 million was based on the closing price of the 2022 Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2017 and December 31, 2016, unfunded commitments totaled $3.0 million and $2.1 million, respectively, and if funded, their estimated fair values on such dates were $2.9 million and $2.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 or December 31, 2016.

There were no transfers between levels of the fair value hierarchy during the three months or nine months ended September 30, 2017 or the three months or nine months ended September 30, 2016.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

	Fair Values as of September 30, 2017

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$59,141,028	$59,141,028
Junior Secured	—	1,717,188	46,222,778	47,939,966
CLO Equity	—		28,532	28,532
Equity and Equity Related Securities	—		5,886,574	5,886,574
Revenue Linked Security	—		525,838	525,838
	$—	$1,717,188	$111,804,750	$113,521,938

	Fair Values as of December 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,221,062	$76,221,062
Junior Secured	—	8,098,791	44,442,975	52,541,766
CLO Equity	—	—	138,730	138,730
Equity and Equity Related Securities	—	—	4,207,964	4,207,964
Revenue Linked Security	—	—	992,012	992,012
	$—	$8,098,791	$126,002,743	$134,101,534

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2017 and December 31, 2016, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$59,141,028	Bond Yield	Risk adjusted discount factor	6.0% - 22.7%	10.2%

		Market	EBITDA multiple	4.0x - 11.9x	6.9x

		Income	Weighted average cost of capital	10.0% - 25.1%	15.4%

Junior Secured	$46,222,778	Bond Yield	Risk adjusted discount factor	4.2% - 17.5%	8.4%

		Market	EBITDA multiple	0.7x - 8.9x	7.0x

		Income	Weighted average cost of capital	9.0% - 18.2%	14.4%

Equity and Equity Related Securities	$5,886,574	Market	EBITDA multiple	4.0x - 11.9x	5.4x

		Income	Weighted average cost of capital	10.0% - 25.0%	22.9%

CLO Equity	$28,532	Estimated Liquidation Value	Discount applied to loans	25.0%	25.0%

Revenue Linked Security	$525,838	Income	Weighted average cost of capital	37.6%	37.6%

Type of Investment	Fair Value at December 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,221,062	Bond Yield	Risk adjusted discount factor	6.1% - 30.0%	13.5%

		Market	EBITDA multiple	0.8x - 9.7x	5.0x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.4%

Junior Secured	$44,442,975	Bond Yield	Risk adjusted discount factor	4.2% - 26.0%	13.6%

		Market	EBITDA multiple	5.9x - 8.7x	7.3x

		Income	Weighted average cost of capital	13.0% - 25.0%	17.5%

Equity and Equity Related Securities	$4,207,964	Market	EBITDA multiple	4.1x - 9.7x	6.4x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.3%

CLO Equity	$138,730	Estimated Liquidation Value	Discount applied to loans	50%	N/A

Revenue Linked Security	$992,012	Income	Weighted average cost of capital	50%	50%

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

When estimating the value of its CLO equity investment, the Company historically utilized the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique were risk adjusted discount factors. The Company also utilized the performance and covenant compliance information as provided by the independent trustee along with other risk factors including default risk, prepayment rates, interest rate risk and credit spread risk when valuing this investment. As of September 30, 2017, the CLO had been called and was almost entirely liquidated. The fair value of the investment at September 30, 2017 was based on the estimated liquidation value of the loans remaining in the CLO as of this date.

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Nine Months Ended September 30, 2017
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New investments	20,843,388	17,952,425	—	3,593,641	—	42,389,454
Principal payments received	(42,118,264)	(7,604,413)	(76,947)	(619,577)	(230,905)	(50,650,106)
Loan origination fees received	(1,716,950)	(332,872)	—	(4,096)	—	(2,053,918)
Payment in kind interest earned	816,761	612,282	—	—	—	1,429,043
Accretion of deferred loan origination fees/discounts	1,887,472	210,930	—	—	—	2,098,402
Transfer (to) from investment type (1)	4,485,000	(4,485,000)	—	—	—	—
Net realized (losses) gains on investments	(1,995,421)	(6,293,866)	(33,251)	260,097	—	(8,062,441)
Change in unrealized depreciation on investments	717,980	1,720,317	—	(1,551,455)	(235,269)	651,573
Fair value of portfolio, end of period	$59,141,028	$46,222,778	$28,532	$5,886,574	$525,838	$111,804,750
Net unrealized depreciation relating to Level 3 assets still held at September 30, 2017.	$(452,813)	$(135,170)	$—	$(1,456,864)	$(235,269)	$(2,280,116)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments in Unaffiliated Issuers.

	Year ended December 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity Securities	Revenue- Linked Security	Total Level 3 Assets

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New/Add-on investments	16,594,084	10,800,000	—	4,125,000	895,962	32,415,046
Principal payments received	(29,875,918)	(137,500)	(1,359,227)	(810,578)	—	(32,183,223)
Loan origination fees received	(1,096,399)	(251,000)	—	—	—	(1,347,399)
Payment in kind interest earned	523,371	836,219	—	35,978	103,165	1,498,733
Accretion of deferred loan origination fees/discounts	883,413	817,971	—	—	—	1,701,384
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	10,722,000	(10,722,000)	—	—	—	—
Net realized losses on investments	(700,465)	—	(69,903)	182,559	—	(587,809)
Change in unrealized appreciation (depreciation) on investments	(1,049,543)	(494,086)	—	(1,149,772)	(7,115)	(2,700,516)
Fair value of portfolio, end of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2016.	$(1,689,509)	$(494,084)	$—	$(1,239,932)	$(7,115)	$(3,430,640)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

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

Incentive fee expense for the three months ended September 30, 2017 and 2016, totaled $0.0 million and $0.2 million, respectively. Incentive fee expense for the nine months ended September 30, 2017 and 2016, totaled $0.1 million and $1.2 million, respectively.

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

Total base management fees and incentive management fees expense was $0.6 million and $1.0 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Total base management fees and incentive management fees expense was $2.1 million and $3.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Accrued base management fees and incentive management fees were $0.6 million and $0.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

On October 27, 2017, our compensation committee and board of directors approved an increase in the cap on amounts payable by the Company under the administration agreement to cover increased costs associated with moving the administrative functions of the Company from Alpharetta, Georgia to its headquarters in New York, New York.  For the 2017 fiscal year, the Company and JMP Credit Advisors had agreed to a cap that set the maximum amount that would be payable by the Company for services under the administration agreement in 2017 at $1.2 million. Our compensation committee and board of directors approved an increase in this cap to the extent necessary to reimburse JMP Credit Advisors for costs and expenses payable by the Company under the administration agreement for fiscal year 2017 in excess of the existing cap, up to an additional $0.2 million, for a total cap on all amounts to be paid by the Company under the administration agreement for fiscal year 2017 of $1.4 million.  The additional $0.2 million was expensed in the three months ended September 30, 2017.

Total administrative services expense was $0.5 million and $0.2 million for the three months ended September 30, 2017 and the three months ended September 30, 2016, respectively. Total administrative services expense was $1.1 million and $0.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Accrued administrative services fees were $0.5 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

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

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the nine months ended September 30, 2017, we sold 109,774 shares at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the three months ended September 30, 2017, we did not sell any shares through this agreement.

Note 8. Commitments and Contingencies

At September 30, 2017, the Company had a total of $3.0 million in unfunded commitments (at par) comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2016, the Company had a total of $2.1 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value of the unfunded commitments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Chemical Information Services, LLC	$285,000	$285,000	$285,000	$285,000
DirectMed Parts & Services, LLC	1,000,000	983,368	—	—
Infinite Care, LLC	—	—	800,000	789,235
Instant Sales Solutions, Inc.	300,000	296,956	—	—
King Engineering Associates, Inc.	300,000	295,493	—	—
Lanco Acquisition, LLC (*)	—	—	450,000	450,000
Northeast Metal Works LLC `	—	—	310,761	310,761
V-Tek, Inc.	1,113,903	1,088,732	—	—
Workwell, LLC (**)	—	—	300,000	296,378
Total	$2,998,903	$2,949,549	$2,145,761	$2,131,374

* The revolver commitment to Lanco Acquisition, LLC was paid off on August 27, 2017.
** The revolver commitment to Workwell, LLC terminated in April 2017.

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

Note 9. Net Change in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2017 or September 30, 2016 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$(333,151)	$2,370,050	$140,563	$3,229,716
Weighted average shares outstanding (basic and diluted)	6,415,099	6,286,216	6,391,134	6,282,371
Net increase in net assets resulting from operations per share	($0.05)	$0.38	$0.02	$0.51

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

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. There was no income tax liability accrued as of September 30, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2017, and September 30, 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Per share data:
Net asset value at beginning of period	$13.25	$13.71	$13.86	$14.26
Net investment income (1)	0.24	0.47	0.99	1.21
Realized gains (losses) on investments (1)	(1.29)	0.11	(1.26)	(0.07)
Net change in unrealized depreciation on investments (1)	1.00	(0.20)	0.29	(0.63)
Net increase in net assets from operations	(0.05)	0.38	0.02	0.51
Distributions to stockholders (2)	(0.34)	(0.34)	(1.02)	(1.02)
Net asset value at end of period	$12.86	$13.75	$12.86	$13.75
Net assets at end of period	82,565,983	86,353,362	82,565,983	86,353,362
Shares outstanding at end of period	6,419,820	6,278,235	6,419,820	6,278,235
Weighted average shares outstanding (basic and diluted)	6,415,099	6,286,216	6,391,134	6,282,371
Per share closing price at end of period	$13.36	$12.17	$13.36	$12.17

Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	(0.39)%	3.15%	0.28%	5.34%
Total investment return (not annualized) (4)	4.59%	(3.64)%	5.02%	13.35%
Average Net Assets	$83,765,582	$86,292,203	$85,894,269	$87,321,370
Ratio of expenses to average net assets (annualized)	15.54%	11.66%	12.81%	12.33%
Ratio of net investment income to average net assets (annualized)	7.45%	13.81%	9.80%	11.63%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions were in excess of net investment income by $604,972 and $161,817 for the three months and nine months ended September 30, 2017, respectively. Net investment income exceeded distributions by $856,097 and $1,258,241 for the three and nine months ended September 30, 2016, respectively. See Dividends and Distributions Policy in Note 2.

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

Note 12. Subsequent Events

On September 29, 2017, the Company entered into an equity distribution agreement with JMP Securities to sell up to 1.0 million shares of our common stock from time to time at prevailing market prices or at negotiated prices. Since then the Company has sold 63,000 shares at an average sales price, after sales commission, of $13.43 per share. Net proceeds to the Company were $0.8 million.

On various dates in October 2017, the Company made additional senior secured debt investments in existing portfolio company, Infinite Care, LLC ("ICC"), totaling $0.5 million. ICC is in default under the terms of its credit agreement, and in October 2017, the Company designated and directed  HCAP ICC, LLC, a wholly owned subsidiary of the Company, to exercise its proxy rights under a stock pledge of ICC.  Pursuant to this designation and direction, HCAP ICC, LLC removed the existing sole manager of ICC and HCAP ICC, LLC was appointed as sole manager of ICC.

On October 18, 2017, the Company made an additional $3.2 million senior secured debt investment and a $0.5 million equity investment in existing portfolio company, King Engineering Associates, Inc.

On October 25, 2017, the Company received a full repayment at par on its $0.8 million senior secured debt investment in Flight Engine Leasing V, LLC.  The Company generated a gross internal rate of return ("IRR") of 15.5% on this investment. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received. The Company retained its equity investment in the borrower’s parent Flight Lease XIII, LLC.

On October 27, 2017, the Company declared distributions of $0.1125 per share payable on each of November 30, 2017, December 29, 2017 and January 26, 2018.

On October 27, 2017, our compensation committee and board of directors approved an increase in the cap on amounts payable by the Company under the administration agreement.  For the 2017 fiscal year, the Company and JMP Credit Advisors had agreed to a cap that set the maximum amount that would be payable by the Company for services under the administration agreement in 2017 at $1.2 million. Our compensation committee and board of directors approved an increase in this cap to the extent necessary to reimburse JMP Credit Advisors for costs and expenses payable by the Company under the administration agreement for fiscal year 2017 in excess of the existing cap, up to an additional $0.2 million, for a total cap on all amounts to be paid by the Company under the administration agreement for fiscal year 2017 of $1.4 million.  The additional $0.2 million was expensed in the three months ended September 30, 2017.

On October 31, 2017, the Company received a full repayment at par on its $0.1 million senior secured debt investment in Flight Engine Leasing III LLC. The Company generated an IRR of 16.6% on this investment. The Company retained its equity investment in the borrower's parent, Flight Lease XI, LLC.

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

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of subordinated debt, senior debt, and, to a lesser extent, minority equity investments. We plan to accomplish our investment objective by targeting investments in small and mid-sized U.S. private companies with annual revenues of less than $100 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

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

Portfolio

Portfolio Composition

As of September 30, 2017, we had $113.5 million (at fair value) invested in 33 companies. As of September 30, 2017, our portfolio was comprised of approximately 52.1% senior secured term loans, 42.2% junior secured term loans and 5.7% equity and equity-like investments (including our revenue linked security and CLO equity investments).

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investments).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component. The composition of our investments as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$59,427,416	$59,141,028	$77,341,917	$76,221,062
Junior Secured	48,015,374	47,939,966	55,460,089	52,541,766
Equity	8,389,921	5,886,574	5,159,856	4,207,964
Revenue Linked Security	768,222	525,838	999,127	992,012
CLO Equity	28,532	28,532	138,730	138,730
Total Investments	$116,629,465	$113,521,938	$139,099,719	$134,101,534

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments in Unaffiliated Issuers.

At September 30, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.8 million and $11.8 million, respectively. At December 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.7 million and $4.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively.

At September 30, 2017, 56.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 43.1% of the debt investments bore interest at fixed rates. At December 31, 2016, 64.9% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 35.1% bore interest at fixed rates.

The weighted average effective yield of our debt and other income producing investments, as of September 30, 2017 and December 31, 2016, was approximately 13.8% and 15.4%, respectively. The weighted average effective yield on the entire portfolio, as of September 30, 2017 and December 31, 2016, was 13.1% and 14.4%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. The IAG Revenue Linked Security was excluded from the calculation as of September 30, 2017 because it was on non-accrual status on that date. CRS Reprocessing, LLC and Peekay Acquisition, LLC were excluded from the calculation as of December 31, 2016 because they were on non-accrual status on that date. Shinnecock CLO 2006-1, Ltd. and other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

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

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months and nine months ended September 30, 2017 and September 30, 2016 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

PIK, beginning of period	$3,503,747	$1,870,747	$2,582,253	$1,756,332
Accrual	497,648	431,047	1,429,043	982,236
Payments	(228,774)	—	(238,676)	(436,775)
Write-off	(277,640)	—	(277,639)	—
PIK, end of period	$3,494,981	$2,301,794	$3,494,981	$2,301,793

Investment Activity

During the three months ended September 30, 2017, we closed $10.2 million of debt investment commitments in two new portfolio companies and one existing portfolio company. We also made a $1.0 million equity investment in a new portfolio company. During the three months ended September 30, 2016, we closed $2.1 million of debt investment commitments in one new portfolio company and $3.5 million in two existing portfolio companies.

During the nine months ended September 30, 2017, we closed $40.7 million of debt investment commitments in twelve new portfolio companies and five existing portfolio companies. We also made $3.6 million in equity investments in six new portfolio companies and one existing portfolio company. During the nine months ended September 30, 2016, we closed $25.9 million of debt investment commitments in three new portfolio companies and two existing portfolio companies. We also closed two equity investments for $3.9 million in two portfolio companies.

During the three months ended September 30, 2017, we exited $38.7 million of debt investment commitments in eight portfolio companies and a $0.1 million equity investment in one portfolio company. During the three months ended September 30, 2016, we exited a $4.0 million debt investment commitment in one portfolio company and a $0.1 million equity investment in one portfolio company.

During the nine months ended September 30, 2017, we exited $49.4 million of debt investment commitments in eleven portfolio companies and a $0.2 million equity investment in one portfolio company. During the nine months ended September 30, 2016, we exited $14.4 million of debt investment commitments in three portfolio companies and $0.4 million of equity investments in two portfolio companies.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2017			As of December 31, 2016
Investment Rating	Fair Value	% of Total Portfolio	Number of Debt Investments	Fair Value	% of Total Portfolio		Number of Debt Investments

1	$31,989,531	29.9%	12	$33,420,169	26.0%		9
2	50,391,463	47.1%	11	70,795,158	55.0%		13
3	15,557,000	14.5%	2	14,452,903	11.2%		3
4	9,143,000	8.5%	2	10,056,639	7.8%		2
5	—	—	—	37,959	—%	(1)	1
	$107,080,994	100.0%	27	$128,762,828	100.0%		28
     (1) Rounds to less than $1.0 million or .01%, as applicable.

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of September 30, 2017, we had a revenue linked security on non-accrual status, which comprised 0.7% of our total debt investments at cost. As of December 31, 2016, two loans were on non-accrual status, and comprised approximately 6.3% of our total debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months and Nine Months Ended September 30, 2017 and September 30, 2016

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

Investment income for the three months ended September 30, 2017 totaled $4.8 million, compared to investment income of $5.5 million for the three months ended September 30, 2016. Investment income for the three months ended September 30, 2017 was comprised of $3.1 million in cash interest, $0.5 million in PIK interest, $1.0 million in fees earned on the investment portfolio, and $0.2 million in other income. Investment income for the three months ended September 30, 2016 was comprised of $4.7 million in cash interest, $0.4 million in PIK interest, $0.3 million in fees earned on the investment portfolio, and $0.1 million in other income. The decrease in investment income is primarily attributable to a smaller investment portfolio outstanding on average and a lower weighted average effective yield during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The portfolio decreased in size due to a large number of prepayments in the three months ended September 30, 2017.

Investment income for the nine months ended September 30, 2017 totaled $14.6 million, compared to investment income of $15.7 million for the nine months ended September 30, 2016. Investment income for the nine months ended September 30, 2017 was comprised of $10.7 million in cash interest, $1.4 million in PIK interest, $2.2 million in fees earned on the investment portfolio and $0.3 million in other income. Investment income for the nine months ended September 30, 2016 was comprised of $13.4 million in cash interest, $1.0 million in PIK interest, $1.2 million in fees earned on the investment portfolio, and $0.1 million in other income. The decrease in investment income is primarily attributable to a lower weighted average effective yield on the portfolio and a slightly smaller investment portfolio balance outstanding on average in the nine months ended September 30, 2017 than in the nine months ended September 30, 2016.

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

Operating expenses totaled $3.3 million for the three months ended September 30, 2017, compared to $2.5 million for the three months ended September 30, 2016. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was primarily due to higher interest expense (driven by the $0.6 million loss on extinguishment of debt), professional fees and general and administrative expenses during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. These higher costs were partially offset by a decrease in incentive management fees, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Operating expenses totaled $8.3 million for the nine months ended September 30, 2017, compared to $8.1 million for the nine months ended September 30, 2016. Higher interest expense (driven by the $0.6 million loss on extinguishment of debt), professional fees, and general and administrative expenses were offset by lower base and incentive management fees for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Interest expense was $1.5 million for the three months ended September 30, 2017, compared to $1.0 million for the three months ended September 30, 2016. Interest expense was $3.3 million for the nine months ended September 30, 2017, compared to $2.8 million for the nine months ended September 30, 2016. The increase during the three months and nine months ended September 30, 2017, compared to the three months and nine months ended September 30, 2016, was primarily due to a $0.6 million loss on extinguishment of debt related to our redemption of the 2020 Notes during the three months ended September 30, 2017. We also incurred an additional $0.2 million in interest expense as a result of having both the unsecured note issuances outstanding at the same time during the required 30 day notice of redemption period during this period.

Administrative services expense was $0.5 million for the three months ended September 30, 2017, compared to $0.2 million for the three months ended September 30, 2016. Administrative services expense was $1.1 million for the nine months ended September 30, 2017, compared to $0.6 million for the nine months ended September 30, 2016. The increase is attributable to higher costs under the administration agreement in 2017 (see the Recent Developments section for additional disclosure on the amended cap for 2017 administrative services) as compared to 2016.

Base management fees for the three months ended September 30, 2017 were $0.6 million, compared to $0.7 million for the three months ended September 30, 2016. Base management fees for the nine months ended September 30, 2017 were $2.0 million, compared to $2.2 million for the nine months ended September 30, 2016.The slight decrease in base management fees is attributable to a smaller average amount of gross portfolio investments outstanding during the three months and nine months ended September 30, 2017, as compared to the three months and nine ended September 30, 2016.

Incentive management fees for the three months ended September 30, 2017 were $0.0 million, compared to $0.2 million for the three months ended September 30, 2016. The decrease in incentive management fees for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 was a result of lower pre-incentive fee net investment income in the three months ended September 30, 2017. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.1 million were not paid or accrued for the three months ended September 30, 2017.

Incentive management fees for the nine months ended September 30, 2017 were $0.1 million, compared to $1.2 million for the nine months ended September 30, 2016. Due to the total return requirement in our investment advisory and management agreement, incentive fees of $1.0 million were not paid or accrued for the nine months ended September 30, 2017.

Net Investment Income

For the three months ended September 30, 2017, net investment income was $1.6 million, compared to $3.0 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, net investment income per share was $0.24, compared to $0.47 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, net investment income was $6.3 million, compared to $7.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net investment income per share was $0.99 compared to $1.21 for the nine months ended September 30, 2016.

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

We recognized $8.3 million in realized losses on our investments for the three months ended September 30, 2017, compared to $0.7 million in realized gains on our investments in the three months ended September 30, 2016. A summary of realized gains and losses for the three months and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	2017	2016
Bridgewater Engine Ownership III, LLC (Residual Value)	$—	$18,301
CRS Reprocessing (Junior Secured Term Loan)	(6,293,866)	—
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	60,000	—
Mercury Network, LLC (Common Equity Units)	731	—
Optimal Blue, LLC (Common Equity Units)	—	683,578
Peekay Acquisition, LLC (Senior Secured Term Loan)	(1,995,421)	—
Peekay Acquisition, LLC (Common Stock)	(105,000)	—
	$(8,333,556)	$701,879

	Nine Months Ended September 30,
	2017	2016
Bridgewater	$—	$18,301
CRS Reprocessing (Junior Secured Term Loan)	(6,293,866)	—
Infinite Aegis Group, LLC (Common Equity Warrants)	—	(77,522)
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	60,000	—
Mercury Network, LLC (Common Equity Units)	301,001	—
Optimal Blue, LLC (Common Equity Units)	—	683,578
Rostra Tool Company (Common Equity Warrants)	4,096	55,226
Shinnecock CLO 2006-1, Ltd. (CLO Subordinated Notes)	(33,251)	—
Peekay Acquisition, LLC (Senior Secured Term Loan)	(1,995,421)	—
Peekay Acquisition, LLC (Common Stock)	(105,000)	—
Solex Fine Foods, LLC (Common Equity Units)	—	(700,465)
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	(441,798)
	$(8,062,441)	$(462,680)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $6.4 million for the three months ended September 30, 2017 and $(1.3) million for the three months ended September 30, 2016. Net change in unrealized appreciation

(depreciation) on investments totaled $1.9 million for the nine months ended September 30, 2017 and $(3.9) million for the nine months ended September 30, 2016. The net unrealized appreciation in the three months ended September 30, 2017 was largely driven by the reversal of net unrealized depreciation of $(5.4) million related to realized investments (primarily our debt investment in CRS Reprocessing, LLC, which was recorded as a realized loss) during the three months ended September 30, 2017.

Net Increase in Net Assets Resulting from Operations

The net (decrease) increase in net assets resulting from operations was $(0.3) million for the three months ended September 30, 2017, compared to $2.4 million for the three months ended September 30, 2016. The $2.7 million net decrease in net assets resulting from operations for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 was attributable to $0.7 million in lower investment income, $0.7 million in higher operating expenses, and a $1.3 million negative change in net realized and unrealized losses on investments, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

The net increase in net assets resulting from operations was $0.1 million for the nine months ended September 30, 2017, compared to $3.2 million for the nine months ended September 30, 2016. The $3.1 million net decrease in net assets resulting from operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 was primarily attributable to $1.1 million in lower investment income, a $0.2 million increase in operating expenses and a $1.8 million negative change in net realized and unrealized losses on investments, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $21.8 million and $9.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, primarily in connection with the payoff and funding of new investments.

Our financing activities used cash of $26.9 million and $9.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, primarily in connection with net repayments on our Credit Facility and dividends paid to shareholders. During the nine months ended September 30, 2017, we also had financing activity proceeds from the issuance of common shares and the redemption of our 2020 Notes.

Our liquidity and capital resources are derived from our Credit Facility (defined below), proceeds received from common stock offerings, proceeds received from the public offering of our 2022 Notes in the three months ended September 2017, and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2017 and December 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of September 30, 2017 and December 31, 2016, we had cash and restricted cash of $2.5 million and $7.6 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The maturity date under the Credit Facility is the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding unsecured notes that mature on September 15, 2022, the maturity date under the facility would be April 30, 2020. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and business development company status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
As of September 30, 2017 and December 31, 2016, the outstanding balance on the $55.0 million Credit Facility was $4.8 million and $26.9 million, respectively.

Notes Offerings

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of September 30, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended September 30, 2017, we did not sell any shares pursuant to this program. During the nine months ended September 30, 2017, we sold 109,774 shares at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the three months ended September 30, 2017, we did not sell any shares through this agreement.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017, our only off-balance sheet arrangements consisted of $3.0 million of unfunded revolving line of credit commitments to five of our portfolio companies.  As of December 31, 2016, our only off-balance sheet arrangements consisted of $2.1 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

On September 29, 2017, the Company entered into an equity distribution agreement with JMP Securities to sell up to 1.0 million shares of our common stock from time to time at prevailing market prices or at negotiated prices. Since then the Company has sold 63,000 shares at an average sales price, after sales commission, of $13.43 per share. Net proceeds to the Company were $0.8 million.

On various dates in October 2017, the Company made additional senior secured debt investments in existing portfolio company, Infinite Care, LLC ("ICC"), totaling $0.5 million. ICC is in default under the terms of its credit agreement, and in October 2017, the Company designated and directed  HCAP ICC, LLC, a wholly owned subsidiary of the Company, to exercise its proxy rights under a stock pledge of ICC.  Pursuant to this designation and direction, HCAP ICC, LLC removed the existing sole manager of ICC and HCAP ICC, LLC was appointed as sole manager of ICC.

On October 18, 2017, the Company made an additional $3.2 million senior secured debt investment and a $0.5 million equity investment in existing portfolio company, King Engineering Associates, Inc.

On October 25, 2017, the Company received a full repayment at par on its $0.8 million senior secured debt investment in Flight Engine Leasing V, LLC.  The Company generated a gross internal rate of return ("IRR") of 15.5% on this investment. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received. The Company retained its equity investment in the borrower’s parent Flight Lease XIII, LLC.

On October 27, 2017, the Company declared distributions of $0.1125 per share payable on each of November 30, 2017, December 29, 2017 and January 26, 2018.

On October 27, 2017, our compensation committee and board of directors approved an increase in the cap on amounts payable by the Company under the administration agreement to cover increased costs associated with moving the administrative functions of the Company from Alpharetta, Georgia to its headquarters in New York, New York.  For the 2017 fiscal year, the Company and JMP Credit Advisors had agreed to a cap that set the maximum amount that would be payable by the Company for services under the administration agreement in 2017 at $1.2 million. Our compensation committee and board of directors approved an increase in this cap to the extent necessary to reimburse JMP Credit Advisors for costs and expenses payable by the Company under the administration agreement for fiscal year 2017 in excess of the existing cap, up to an additional $0.2 million, for a total cap on all amounts to be paid by the Company under the administration agreement for fiscal year 2017 of $1.4 million.  The additional $0.2 million was expensed in the three months ended September 30, 2017.

On October 31, 2017, the Company received a full repayment at par on its $0.1 million senior secured debt investment in Flight Engine Leasing III LLC. The Company generated an IRR of 16.6% on this investment. The Company retained its equity investment in the borrower's parent, Flight Lease XI, LLC.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended September 30, 2017, seventeen of our debt investments, or 56.9%, of the fair value of our debt investments bore interest at floating rates. Nine of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at September 30, 2017 was 0.57%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. For the three months ended September 30, 2016, twenty one loans, or 66.2%, of the fair value of the portfolio bore interest at floating rates. Seventeen of these investments had interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2017 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.5 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.3 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.   Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding 2022 Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended September 30, 2017, we issued a total of 7,651 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $98,898 for the three months ended September 30, 2017.

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

4.1
Form of Indenture (incorporated by reference to Exhibit (d) (2) to the registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on November 7, 2014).

4.2
Second Supplemental Indenture between Harvest Capital Credit Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2017).

4.3	Form of 6.125% Notes due 2022 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-A (and Exhibit A therein), File No. 001-35906, filed on August 24, 2017).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: November 7, 2017	/s/ Richard P. Buckanavage
Richard P. Buckanavage Chief Executive Officer and President

/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)