Form 10-K
period 2017-12-31
Harvest Capital Credit Corp
filed 2018-04-02
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 29th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3589

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
6.125% Notes due 2022	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
(Do not check if a smaller reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2017, was approximately $66.1 million based upon the last sale price for the Registrant’s common stock on that date.
There were 6,401,175 shares of the Registrant’s common stock outstanding as of March 29, 2018.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

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

Our principal executive offices are located at 767 Third Avenue, 29th Floor, New York, New York 10017, and our telephone number is (212) 906-3589. We maintain a website at http://www.harvestcapitalcredit.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

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

Portfolio Composition

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 companies. As of December 31, 2017, our portfolio, at fair value, was comprised of approximately 51.0% senior secured term loans, 41.6% junior secured term loans and 7.4% equity and equity-like investments (including our revenue linked security). As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio included approximately 56.8% of senior secured term loans, 39.2% of junior secured term loans and 4.0% of equity and equity-like investments (including our revenue linked security and CLO equity investments).

The weighted average effective yield of our debt and other income producing investments, as of December 31, 2017 and December 31, 2016, was approximately 15.3% and 15.4%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2017 and December 31, 2016, was 13.7% and 14.4%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of December 31, 2017 because it was on non-accrual status on that date. CRS Reprocessing, LLC and Peekay Acquisition, LLC were excluded from the calculation as of December 31, 2016 because they were on non-accrual status on that date. Shinnecock CLO 2006-1, Ltd. and other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

JMP Group

We were founded by certain members of HCAP Advisors, our investment adviser, and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, or “JMP Credit Advisors,” which manages approximately $0.9 billion in credit assets through its collateralized loan obligation funds. The shares of common stock of JMP Group are traded on the New York Stock Exchange (NYSE: JMP). JMP Credit Advisors currently acts and has historically acted as our administrator. Joseph A. Jolson, our Chief Executive Officer and Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of JMP Group.

Investment Adviser

Our investment adviser’s investment team is led by Joseph A. Jolson (our Chief Executive officer and Chairman of our board of directors), Richard P. Buckanavage (our Managing Director - Head of Business Development), and James Fowler, (our Chief Investment Officer), and is supported by the investment staff at HCAP Advisors LLC, as well as investment professionals from JMP Credit Advisors and JMP Group. In addition, our investment adviser expects to draw upon JMP Group’s over 17-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

Our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Jolson; Buckanavage; Fowler; Carter D. Mack, the President of JMP Group; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have extensive investment experience and collectively currently manage or oversee approximately $2.0 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, collateralized loan obligation funds, and Harvest Capital Credit Corporation. All key investment decisions made by our investment adviser on our behalf require approval from three of the five members of the investment committee and must include the approval of Mr. Jolson.

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

Leverage the skills of our experienced investment adviser. The principals of our investment adviser have experience advising, investing in and lending to small and mid-sized companies and have been active participants in the primary leveraged credit markets. Throughout their careers, they have navigated various economic cycles as well as several market disruptions. We believe this experience and understanding allows them to select and structure better investments for us and to efficiently monitor and provide managerial assistance to our portfolio companies.

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

Maintain rigorous portfolio management. The principals of our investment adviser have significant investing and board-level experience with small to mid-sized companies, and as a result, we expect that our investment adviser will be a value-added partner to, and remain in close contact with, our directly originated portfolio companies. After originating an investment in a company, our investment adviser will monitor each investment closely, typically receiving monthly, quarterly and annual financial statements, meeting face-to-face with our portfolio companies, as well as frequent informal communication with portfolio companies. In addition, our portfolio company investments generally contain financial covenants, and we obtain compliance certificates relating to those covenants quarterly from our portfolio companies. We believe that our investment adviser’s initial and ongoing portfolio review process will allow it to effectively monitor the performance and prospects of our portfolio companies.

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

Value orientation / Positive cash flow. We place a premium on analysis of business fundamentals from an investor’s perspective and have a distinct value orientation. We target companies with proven business models in which we can invest at reasonable multiples of operating cash flow. We also typically invest in companies with a history of profitability. We generally do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

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

Limiting portfolio concentration. We seek to avoid concentrated exposure to a particular sector, which serves to diversify our portfolio and help to mitigate the risks of an economic downturn in any particular industry sector. In addition, we seek to diversify our portfolio from a geographic and a single borrower concentration perspective to mitigate the risk of an economic downturn in any particular part of the U.S. or concentration risk with respect to a particular borrower. We have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector.

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

Investment Process

The investment professionals of our investment adviser have responsibility for originating investment opportunities, evaluating potential investments, transaction due diligence, preparation of a preliminary deal evaluation memorandum, negotiation of definitive terms and conditions, securing approval from the investment committee, negotiation of legal documentation and monitoring/management of portfolio investments. There are six key elements of our investment process:

•Origination
•Evaluation
•Structuring/Negotiation
•Due Diligence/Underwriting
•Documentation/Closing
•Portfolio Management/Investment Monitoring.

 Origination

Our investment adviser develops investment opportunities through a relationship network of financial intermediaries, entrepreneurs, financial sponsors, management teams, small- and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the U.S. This investment sourcing network has been developed by the principals of our investment adviser, and enabled them to originate investments in every region of the U.S. We believe that the strength of this network should enable our investment adviser to receive the first look at many investment opportunities. We believe that directly originating our own subordinated debt and senior debt investments and equity co-investments gives us greater control over due diligence, structure, terms and ultimately results in stronger investment performance. As a lead and often sole investor in the particular tranche of the capital structure, we also expect to obtain board or observation rights, which allow us to take a more active role in monitoring our investment after we close the investment.

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

The investment committee of our investment adviser currently consists of Messrs. Jolson, Buckanavage, Fowler, Mack and Hamm. All key decisions, including screening, initial approvals, final commitment, material amendments and sale approvals (if applicable), require approvals from three of the five investment committee members and must include approval from Mr. Jolson. Although we have a formal process for investment approvals, the investment professionals of our investment adviser regularly communicate with at least one member of the investment committee throughout the investment transaction process to ensure efficiency as well as clarity for our prospective portfolio companies and clients.

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

Documentation/Closing

Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, the investment professionals assigned to the opportunity prepare an investment memorandum for review and approval. The investment committee of our investment adviser will reconvene to evaluate the opportunity, review the investment memorandum and discuss the findings of the due diligence process. If the opportunity receives final approval, the principals of our investment adviser, with the assistance of outside legal counsel, will be responsible for preparing and negotiating transaction documents and ensuring that the documents accurately reflect the terms and conditions approved by the investment committee. Funding requires final approval by three of the five investment committee members and must include approval from Mr. Jolson.

Portfolio Management/Investment Monitoring

Our investment adviser employs several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following processes, procedures, and reports:

•	Review of available monthly or quarterly financial statements compared against the prior year’s comparable period and the company’s financial projections;

•	Review and discussion, if applicable, of the management discussion and analysis that will accompany its financial results;

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

We expect that there will not be a readily available market value for a substantial portion of our portfolio investments, and we will value those debt and equity securities that are not publicly traded or whose market value is not ascertainable at fair value as determined in good faith by the board of directors pursuant to a valuation policy that is in accordance with GAAP and the 1940 Act and pursuant to a valuation process approved by our board of directors. Our investment adviser also employs an independent third party valuation firm to assist in determining fair value.

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

Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value, and in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues or, in limited cases, book value. We generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year, though in some cases we have waived, and in the future may determine to waive, the requirement to provide audited financial statements based on facts and circumstances that make the portfolio company's audit impracticable.

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

The board of directors undertakes a multi-step valuation process at each measurement date:

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

Derivatives

We may utilize hedging techniques such as entering into interest rate swaps to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage various risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against possible adverse changes in the market value of securities held in our portfolio.

Managerial Assistance

As a BDC, we offer, through our investment adviser, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of these portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

We may receive fees for these services, though we may reimburse our investment adviser for its expenses related to providing such services on our behalf.

Competition

We compete for investments with other BDCs and investment funds, as well as traditional financial services companies such as commercial banks and other financing sources. A number of our competitors are larger and have greater financial, technical, marketing and other resources than we have. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. We believe we compete effectively with these entities primarily on the basis of the experience, industry knowledge and contacts of the principals of our investment adviser, its responsiveness and efficient investment analysis and decision-making processes, its creative financing products and highly customized investment terms. We do not intend to compete primarily on the interest rates we offer and believe that some competitors make loans with rates that are comparable or lower than our rates.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our officers is an employee of our investment adviser, administrator, or other affiliate. As of March 30, 2018, our investment adviser employed a total of ten full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, JMP Credit Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff, as well as a portion of the compensation for our chief executive officer and other officers. For a more detailed discussion of the administration agreement with JMP Credit Advisors, see “Administration Agreement.” As previously disclosed, we initiated a process to transition the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser, and expect to complete that process before the end of April 2018.

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

Incentive Fee. The incentive fee has two parts, as follows:

One component is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds

2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it is easier for our investment adviser to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. Incentive fee expense for 2017 totaled $0.1 million, after giving effect to the total return requirement discussed above. Incentive fee expense for 2017 would have been $1.1 million had the total return requirement not applied.

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

Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.0%
Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.30%

Pre-incentive fee net investment income exceeds hurdle rate; therefore there is an incentive fee.

•	Incentive fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100.0% x (pre-incentive fee net investment income – 2.0%)) + 0%
=	(100.0% x (2.30% – 2.0%))
=	100.0% x 0.30%
=	0.30%

Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.8%

•	Pre-incentive fee net investment income exceeds hurdle rate; therefore there is an incentive fee.

Incentive Fee = (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

=	(100% x (2.5% – 2.0%)) + (20% x (2.8% – 2.5%))
=	0.50% + (20% x 0.3%)
=	0.50% + 0.06%
=	0.56%

(1)	Represents 8.0% annualized hurdle rate.
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

Duration and Termination
Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. The investment advisory and management agreement was originally executed as of April 29, 2013 for an initial term of two years. Subsequent one-year renewals have been approved by our board of directors per the table below.

Effective
Approval date	From	To
January 17, 2013	April 29, 2013	April 29, 2015
March 5, 2015	April 29, 2015	April 29, 2016
March 8, 2016	April 29, 2016	April 29, 2017
March 10, 2017	April 29, 2017	April 29, 2018

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
Board Approval of the Investment Advisory and Management Agreement
In its consideration of the investment advisory and management agreement, the board of directors focused on information it had received relating to, among other things, (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment advisory and management agreement; (f) the organizational capability and financial condition of our investment adviser; and (g) various other factors.
Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment advisory and management agreement as being in the best interests of our stockholders.

Organization of the Investment Adviser

HCAP Advisors is a Delaware limited liability company. The principal executive offices of HCAP Advisors are located at 767 Third Avenue, 29th Floor, New York, New York 10017.

Administration Agreement

JMP Credit Advisors currently serves and has historically served as our administrator; however, as previously disclosed, we initiated a process to transition the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser, and expect to complete that process before the end of April 2018. Pursuant to an administration agreement, JMP Credit Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by our chief executive officer and other officers.

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

On March 10, 2017, the Company negotiated a new cap with JMP Credit Advisors on amounts payable by the Company under the administration agreement during the 2017 fiscal and calendar year.  This cap set the maximum amount that would be payable by the Company for 2017 at $1.2 million. On October 27, 2017, our compensation committee and board of directors approved an increase in the cap on amounts payable by the Company under the administration agreement to cover increased costs associated with moving the administrative functions of the Company from Alpharetta, Georgia to its headquarters in New York, New York.  In particular, our compensation committee and board of directors approved an increase in this cap to the extent necessary to reimburse JMP Credit Advisors for costs and expenses payable by the Company under the administration agreement for fiscal year 2017 in excess of the existing cap, up to an additional $0.2 million, for a total cap on all amounts to be paid by the Company under the administration agreement for fiscal year 2017 of $1.4 million.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We do not intend to acquire securities issued by any investment company (i.e., mutual fund, registered closed-end fund or BDC) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

◦
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

◦	satisfies any of the following:

▪	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;

▪
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

▪	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange.

•	Securities of any eligible portfolio company which we control.

•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company (other than a small business investment company wholly owned by us) or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

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

Managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “— Qualifying assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior securities; Derivative securities

We are permitted, under specified conditions and subject to certain exceptions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Recently passed legislation, however, would allow us to incur additional leverage if we obtain certain approvals from our independent directors and/or our stockholders to reduce our asset coverage ratio from 200% to 150%. See "Risk Factors--Recent legislation may allow us to incur additional leverage." We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, each code of ethics is available on the EDGAR database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. Our code of ethics is also available on our corporate governance webpage of http://www.harvestcapitalcredit.com/corporate-governance.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to Chief Compliance Officer, Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, New York 10017.

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

We restrict access to non-public personal information about our stockholders to our investment adviser’s and administrator’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company expects to incur a $0.1 million excise tax for the year ended December 31, 2017.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

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

We are authorized to borrow funds and to sell assets in order to satisfy the distribution requirements. However, under the 1940 Act, we are not permitted in certain circumstances to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify for tax treatment as a RIC, which would result in us becoming subject to corporate-level U.S. federal income tax.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among each stockholder electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying distributions in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. We will lose our EGC status, December 31, 2018, marking the last day of the fiscal year following the fifth anniversary of our initial public offering.

The NASDAQ Stock Market Corporate Governance Regulations

The NASDAQ Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

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

Our day-to-day investment operations are managed by our investment adviser, subject to oversight and supervision by our board of directors. As a result, we depend on the diligence, skill and network of business contacts of the principals of our investment adviser. These individuals have critical industry experience and relationships that we rely on to implement our business plan. If our investment adviser, which has a small number of investment professionals, loses the services of these individuals and cannot replace them, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, changes in personnel at our investment adviser, including the recent resignation of one of the principals of our investment adviser, Ryan Magee, and the addition of Jim Fowler as our Chief Investment Officer, could impact our investment adviser's ability to compete effectively during and after the transition. In addition, we can offer no assurance that HCAP Advisors will remain our investment adviser.

The investment professionals of our investment adviser may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that these investment professionals will continue to dedicate a significant portion of their time to our investment activities; however, they may in the future engage in other business activities which could divert their time and attention from our investment activities. For example, Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (the Company's investment adviser) and JMP Credit Advisors (the Company's current and historical administrator).

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

Our portfolio consists primarily of debt and equity investments in small and mid-sized companies. Compared to larger companies, small and mid-sized companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. They also typically have fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements. In addition, many small and mid-sized companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

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

Substantially all of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors and in accordance with generally accepted accounting principles in the United States, or “GAAP.” Our board of directors utilizes the services of an independent valuation firm to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, enterprise value and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest which could impact our investment returns.

The investment professionals of our investment adviser may serve as officers, directors, principals, portfolio managers or advisers of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they have or may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by our investment adviser or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by our investment adviser where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC (as described below), we generally will only be permitted to co-invest with such investment funds, accounts and vehicles when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by our investment adviser, we expect our investment adviser to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of our investment adviser. In situations where co-investment alongside other investment funds, accounts and vehicles managed by our investment adviser is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our investment adviser will need to decide whether we or such other entity or entities will proceed with the investment. Our investment adviser will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Although our investment adviser will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

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

PIK interest earned increases our assets under management and, as a result, will increase the amount of base management fees payable by us to HCAP Advisors.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President recently signed into law. Such legislation will make many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to maintain our tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering (December 31, 2018), (ii) in which we have total annual gross revenue of at least $1.1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.1 billion in non-convertible debt during the prior three-year period.

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

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually.As of December 31, 2018, we will lose our status as an “emerging growth company” under the JOBS Act, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as of December 31, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We seek to maintain effective internal controls over financial reporting and to evaluate and improve the effectiveness of those internal controls in particular when reporting challenges arise. For example, we were unable to timely file this annual report on Form 10-K because additional time, resources, and effort were required to complete procedures and other work relating to certain of the Company’s portfolio company investments. Those additional procedures were required because material financial information from one of these portfolio companies was not promptly supplied to our financial staff by certain senior investment professionals, including the Company’s then-Chief Executive Officer and a senior investment professional responsible for this portfolio company. The senior investment professional with responsibility for the portfolio company resigned. As a result of that matter, the Company had to further evaluate these and other portfolio company investments to ensure all financial data reported in the consolidated financial statements was complete and accurate before filing this annual report on Form 10-K. While the Company has taken remedial measures in response to this matter, as described further in Item 9A of this annual report on Form 10-K, we could fail to meet our financial reporting obligations in the future if a similar matter were to occur and it were not identified by our internal controls.

Regulations governing our operations will affect our ability to raise, and the method for raising, additional capital, which may expose us to risks.

Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we collectively refer to as “senior securities,” up to the maximum amount permitted by the 1940 Act. Currently, we are generally permitted to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities; however, as discussed under "Recent legislation may allow us to incur additional leverage" below, we may be permitted to increase our leverage if we receive certain approvals from our independent directors and/or our stockholders. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, it will rank “senior” to common stock in our capital structure, and will have priority over our common stock as to the distribution of assets and payments of dividends. Preferred stockholders will also have separate voting rights and may have rights, preferences or privileges more favorable than those of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of the holders of our common stock.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a BDC, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. This requirement may limit our ability to issue additional stock to finance our operations, since our common stock may trade, and has traded at times, at a discount to our net asset value. In addition, if we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, which may subject them to dilution. If we cannot raise additional capital, we may be significantly constrained in our ability to make new investments and grow our business.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval.  Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business and Structure - Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”

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

At December 31, 2017, we had $45.5 million of outstanding indebtedness with an annualized cost of $2.8 million related to interest and unused line fees. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 2.44%.

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

The Company's $28.8 million of unsecured notes, or the "2022 Notes", have a fixed annual interest rate of 6.125% and require quarterly interest payments until the notes mature in September 2022.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(19)%	(11)%	(3)%	4%	12%

Assumes (i) $115.6 million in portfolio investments at December 31, 2017, (ii) $45.5 million in outstanding indebtedness at December 31, 2017, (iii) $81.8 million in net assets at December 31, 2017 and (iv) average cost of funds of 6.2%, which is the estimated weighted average borrowing cost under our Credit Facility and 2022 Notes at December 31, 2017.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2017, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

The investment advisory and management agreement with our investment adviser and the administration agreement with our administrator were negotiated between related parties. Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (the Company's investment adviser) and JMP Credit Advisors (the Company's current and historical administrator). Consequently, the terms of these agreements, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with JMP Group and its respective affiliates.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our securities. Nevertheless, the changes may adversely affect our business and affect our ability to make distributions.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

We may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business--Regulation as a BDC.”

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

A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

If we fail to continuously qualify as a BDC, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a BDC, see the disclosure under the caption “Business--Regulation as a BDC.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

As a RIC, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted payment-in-kind arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Currently this coverage ratio is 200%. This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue common stock priced below net asset value without stockholder and independent director approval. However, if we were to obtain the necessary approvals to issue securities at prices below net asset value, our stockholders’ investments would experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our net asset value could decrease.

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
From time to time, the U.S. capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the U.S. capital markets were unstable and experienced extreme volatility and disruption. Those disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities and resulted in illiquidity in parts of the capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in certain credit markets, and the failure of major financial institutions. Those capital markets conditions also resulted in recessionary conditions and depressed levels of consumer and commercial spending. While market conditions have experienced relative stability in recent years, there can be no assurance that adverse market conditions will not repeat themselves in the future or otherwise worsen. If existing market conditions worsen or the market conditions similar to those experienced from 2008 through 2009 were to be repeated for any substantial length of time, the U.S. capital markets could experience a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow, and negatively impact our operating results.

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
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Risks Relating to Our Investments

We operate in a highly competitive market for investment opportunities.

We face competition from entities that also make the types of investments that we plan to make. We compete with public and private funds (including other BDCs), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to continue to identify and make investments that are consistent with our investment objective.

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

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to any applicable legal requirements, including the RIC diversification requirements, and the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration or level of risk, either because we prefer other opportunities (or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status).

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a RIC under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector, our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2017, we had one loan on non-accrual status. This loan comprised approximately 7.2% of our debt portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the 2022 Notes.

Risks Relating to Our Securities and an Offering of Our Securities

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive timeframe.

Delays in investing the net proceeds raised in an offering of our securities may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our independent directors make certain determinations.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	failure to qualify or loss of our qualification, as applicable, as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departures of key personnel;

•	loss of a major funding source;

•	operating performance of companies comparable to us;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could also adversely affect the market price for our common stock by making an investment in our common stock less attractive. In addition, except in limited circumstances, the 1940 Act imposes certain features onto any preferred stock we issue that may make an investment in our common stock less attractive or otherwise limit our operational flexibility, including:

•	preferred stock constitutes a “senior security” for purposes of the asset coverage test;

•	dividends on any preferred stock we issue generally must be cumulative;

•	payments of dividends on and repayments of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders;

•
the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if and for so long as dividends on the preferred stock are in arrears by two years or more; and

•
under the terms of such securities, we may not be permitted to declare a cash distribution on our common stock or purchase our common stock unless our preferred stock (together with all of our other senior securities) has at the time of the declaration of any such distribution or at the time of any such purchase an asset coverage ratio of at least 200% or, if we obtain the required approvals from our independent directors and/or stockholders, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

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

In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

We have unsecured 2022 Notes that are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

Our 2022 Notes are not secured by any of our assets. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we, have outstanding or that they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2017, we had $16.7 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore effectively senior to the 2022 Notes to the extent of the value of such assets.

The 2022 Notes are structurally subordinated to the indebtedness and other liabilities of our future subsidiaries.

The 2022 Notes are obligations exclusively of Harvest Capital Credit Corporation and not of any subsidiaries that we may have. None of our future subsidiaries, if any, will be a guarantor of the 2022 Notes, and the 2022 Notes are not required to be guaranteed by any subsidiaries we may have.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries, if any, will have priority over our claims (and therefore the claims of our creditors, including holders of the 2022 Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our existing or future subsidiaries, if any, our claims would still be effectively subordinated to any security interests in the assets of any such existing or future subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2022 Notes will be subordinated structurally to all indebtedness and other liabilities, including trade payables, of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our existing and future subsidiaries would be structurally senior to the 2022 Notes.

The indenture under which the 2022 Notes are issued contains limited protection for holders of the 2022 Notes.

The indenture under which the 2022 Notes are issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes, and (4) securities, indebtedness, or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings , but recently passed legislation may allow us to reduce our asset coverage ratio to 150% and increase our leverage if we obtain certain approvals as described under "--Recent legislation may allow us to incur additional leverage.";

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, except that we have agreed that, for the period of time during which the 2022 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase, but recently passed legislation may allow us to reduce our asset coverage ratio to 150% and increase our leverage if we obtain certain approvals as described under "--Recent legislation may allow us to incur additional leverage.";

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

Additionally, the indenture governing the 2022 Notes does not require us to make an offer to purchase the 2022 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2022 Notes do not protect holders of the 2022 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or any of our future subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2022 Notes may have important consequences for holders of the 2022 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2022 Notes or negatively affecting the trading value of the 2022 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2022 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2022 Notes.

An active trading market for the 2022 Notes may not exist, which could limit the market price of the 2022 Notes or a holder's ability to sell them.

The 2022 Notes are a new issue of debt securities listed on the NASDAQ Global Market under the symbol “HCAPZ.” Although the 2022 Notes are listed on NASDAQ, we cannot provide any assurances that an active trading market will exist in the future for the 2022 Notes or that holders will be able to sell their 2022 Notes. Even if an active trading market does exist, the 2022 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2022 Notes may be harmed.

We may choose to redeem the 2022 Notes when prevailing interest rates are relatively low.

We may choose to redeem the 2022 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2022 Notes. If prevailing rates are lower at the time of redemption, and we were to redeem the 2022 Notes, a holder of the 2022 Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2022 Notes being redeemed. Our redemption right also may adversely impact a holder's ability to sell the 2022 Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2022 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders, and the remedies sought by such lenders, could make us unable to pay principal, premium, if any, and interest on the 2022 Notes and substantially decrease the market value of the 2022 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2022 Notes and our other debt and to fund other liquidity needs.

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 2022 Notes sold, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2022 Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 767 Third Avenue, 29th Floor, New York, NY 10017.

Item 3.	Legal Proceedings

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “HCAP.” In connection with our initial public offering, our shares of common stock began trading on May 3, 2013, and before that date, there was no established trading market for our common stock. The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Market for each fiscal quarter during 2017 and 2016.

Fiscal Year Ended	NAV	High	Low	Premium or Discount of High Sales Price to NAV	Premium or Discount of Low Sales Price to NAV

December 31, 2017
Fourth Quarter	$12.66	$13.80	$10.67	9.0%	(15.7)%
Third Quarter	$12.86	$13.99	$12.91	8.8%	0.4%
Second Quarter	$13.25	$13.97	$12.81	5.4%	(3.3)%
First Quarter	$13.89	$14.52	$12.67	4.5%	(8.8)%

December 31, 2016
Fourth Quarter	$13.86	$13.75	$12.05	(0.8)%	(13.1)%
Third Quarter	$13.75	$13.09	$12.13	(4.8)%	(11.8)%
Second Quarter	$13.71	$13.45	$12.22	(1.9)%	(10.9)%
First Quarter	$13.90	$12.17	$10.02	(12.4)%	(27.9)%

The last reported sale price for our common stock on the NASDAQ Global Market on March 29, 2018 was $10.26 per share. As of March 29, 2018, we had 18 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether the common stock will trade at, above, or below net asset value per share.

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

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility and any future credit facilities may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

The following table reflects the cash distributions, including returns of capital, if any, per share that our board of directors has declared on our common stock since our initial public offering in May 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
Fiscal 2018
February 8, 2018	April 19, 2018	April 26, 2018	$0.0950
February 8, 2018	March 20, 2018	March 27, 2018	$0.0950
February 8, 2018	February 21, 2018	February 28, 2018	$0.0950
November 7, 2017	January 19, 2018	January 26, 2018	$0.1125
Total (2018)			$0.3975
Fiscal 2017
November 7, 2017	December 22, 2017	December 29, 2017	$0.1125
November 7, 2017	November 24, 2017	November 30, 2017	$0.1125
August 9, 2017	October 19, 2017	October 26, 2017	$0.2125
August 9, 2017	September 21, 2017	September 28, 2017	$0.1125
August 9, 2017	August 17, 2017	August 24, 2017	$0.1125
May 9, 2017	July 20, 2017	July 27, 2017	$0.1125
May 9, 2017	June 15, 2017	June 22, 2017	$0.1125
May 9, 2017	May 19, 2017	May 26, 2017	$0.1125
February 1, 2017	April 20, 2017	April 27, 2017	$0.1125
February 1, 2017	March 16, 2017	March 23, 2017	$0.1125
February 1, 2017	February 16, 2017	February 23, 2017	$0.1125
November 3, 2016	January 12, 2017	January 19, 2017	$0.1125
Total (2017)			$1.4500
Fiscal 2016
November 3, 2016	December 15, 2016	December 22, 2016	$0.1125
November 3, 2016	November 21, 2016	November 28, 2016	$0.1125
August 4, 2016	October 13, 2016	October 20, 2016	$0.1125
August 4, 2016	September 15, 2016	September 22, 2016	$0.1125
August 4, 2016	August 19, 2016	August 25, 2016	$0.1125
May 4, 2016	July 14, 2016	July 21, 2016	$0.1125

May 4, 2016	June 16, 2016	June 23, 2016	$0.1125
May 4, 2016	May 20, 2016	May 27, 2016	$0.1125
February 3, 2016	April 21, 2016	April 28, 2016	$0.1125
February 3, 2016	March 17, 2016	March 24, 2016	$0.1125
February 3, 2016	February 18, 2016	February 25, 2016	$0.1125
November 3, 2015	January 14, 2016	January 21, 2016	$0.1125
Total (2016)			$1.3500
Fiscal 2015
November 3, 2015	December 17, 2015	December 24, 2015	$0.1125
November 3, 2015	November 20, 2015	November 27, 2015	$0.1125
August 5, 2015	October 15, 2015	October 22, 2015	$0.1125
August 5, 2015	September 17, 2015	September 24, 2015	$0.1125
August 5, 2015	August 20, 2015	August 27, 2015	$0.1125
May 1, 2015	July 23, 2015	July 30, 2015	$0.1125
May 1, 2015	June 18, 2015	June 25, 2015	$0.1125
May 1, 2015	May 21, 2015	May 28, 2015	$0.1125
February 13, 2015	April 23, 2015	April 30, 2015	$0.1125
February 13, 2015	March 20, 2015	March 27, 2015	$0.1125
February 13, 2015	February 23, 2015	February 27, 2015	$0.1125
November 6, 2014	January 22, 2015	January, 29, 2015	$0.1125
Total (2015)			$1.3500
Fiscal 2014
November 6, 2014	December 17, 2014	December 24, 2014	$0.1125
November 6, 2014	November 24, 2014	November 28, 2014	$0.1125
August 5, 2014	October 16, 2014	October 23, 2014	$0.1125
August 5, 2014	September 18, 2014	September 25, 2014	$0.1125
August 5, 2014	August 25, 2014	August 29, 2014	$0.1125
March 26, 2014	July 17, 2014	July 24, 2014	$0.1125
March 26, 2014	June 19, 2014	June 26, 2014	$0.1125
March 26, 2014	May 22, 2014	May 29, 2014	$0.1125
February 5, 2014	April 17, 2014	April 24, 2014	$0.1125
February 5, 2014	March 20, 2014	March 27, 2014	$0.1125
February 5, 2014	February 20, 2014	February 27, 2014	$0.1125
November 5, 2013	January 16, 2014	January 23, 2014	$0.1125
Total (2014)			$1.3500

Fiscal 2013
November 5, 2013	December 19, 2013	December 26, 2013	$0.1125
November 5, 2013	November 21, 2013	November 29, 2013	$0.1125
August 2, 2013	October 17, 2013	October 24, 2013	$0.1125
August 2, 2013	September 19, 2013	September 26, 2013	$0.1125
August 2, 2013	August 23, 2013	August 30, 2013	$0.1125
June 6, 2013	July 11, 2013	July 18, 2013	$0.1125
June 6, 2013	June 20, 2013	June 27, 2013	$0.0900
Total (2013)			$0.7650

Tax characteristics of all distributions paid by us (or the applicable withholding agent) are reported to stockholders on Form 1099 after the end of the calendar year. For the calendar year ended December 31, 2013, $0.07 per share of the distributions paid represented a return of capital. For the years ended December 31, 2014, 2015, 2016 and 2017, none of the distributions paid by the Company constituted a return of capital. Our future monthly distributions, if any, will be determined by our board of directors.

Sales of Unregistered Securities

In 2017, we issued a total of 33,932 shares of our common stock under our dividend reinvestment plan (“DRIP”). The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2017 was approximately $0.4 million.

In 2016, we issued a total of 43,603 shares of our common stock under our DRIP. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2016 was approximately $0.5 million.

In 2015, we issued a total of 46,996 shares of our common stock under our DRIP. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2015 was approximately $0.6 million.

These issuances were not subject to the registration requirements of the Securities Act of 1933.

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

During the year ended December 31, 2017, the Company made the following repurchases pursuant to the repurchase plan:

Period	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan

January	—	—	—
February	—	—	—
March	—	—	—
April	—	—	—
May	—	—	—
June	—	—	—
July	—	—	—
August	—	—	—
September	—	—	—
October	—	—	—
November	—	—	—
December	36,614	10.98	36,614	$2,598,098
Total repurchases during 2017	36,614	$10.98	36,614	$2,598,098	*

* Unless and until re-approved, the repurchase program expires on June 30, 2018.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the period from May 3, 2013 ( the date our common stock began to trade in connection with our initial public offering) through December 31, 2017. The graph assumes that, on May 3, 2013, a person invested $100 in each of our common stock, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The following selected financial and other data as of and for the years ended December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017, is derived from our financial statements, which have been audited. The financial information and other data below should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The other data is unaudited.

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Interest income	$18,468,062	$20,738,511	$20,074,063	$14,004,609	$8,699,968
Other income	236,198	154,963	252,833	707,438	60,000
Net investment income, after taxes	8,236,854	10,052,422	9,651,015	8,265,253	5,831,370
Net change in unrealized appreciation (depreciation) on investments	1,458,173	(3,528,349)	(2,182,647)	464,416	(1,709,209)
Net realized (losses) gains on investments	(8,062,441)	(517,586)	(1,057,355)	665,813	—
Net increase in net assets resulting from operations	1,632,586	6,006,487	6,411,013	9,395,482	4,122,161
Other Data:
Dollar-weighted average annualized yield on debt and other income-producing investments (1)	15.3%	15.4%	13.9%	15.1%	16.7%
Dollar-weighted average annualized yield on total investments (1)	13.7%	14.4%	13.6%	14.0%	16.4%
Number of portfolio companies at period end	31	31	33	29	21

Per Share (2):
Net increase in net assets resulting from operations per share (3)	$0.25	$0.96	$1.03	$1.52	$0.93
Net investment income per share (3)	$1.28	$1.60	$1.54	$1.34	$1.32
Distributions declared per common share	$1.45	$1.35	$1.35	$1.35	$2.58
Net asset value per share	$12.66	$13.86	$14.26	$14.60	$14.45
Statement of Assets and Liabilities Data:
Gross investments	$115,600,678	$134,101,534	$142,760,426	$115,834,428	$70,552,476
Cash and restricted cash	11,464,437	7,556,978	3,069,409	2,171,771	18,984,162
Total assets	128,152,840	142,989,647	149,137,859	119,870,004	91,345,251
Borrowings	44,467,405	53,731,355	57,198,293	26,075,140	—
Total liabilities	46,371,411	55,867,351	59,723,603	28,997,689	2,490,765
Net assets	81,781,429	87,122,296	89,414,256	90,872,315	88,854,486

(1)
The dollar-weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt investments and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. The dollar-weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

(2)	All per share amounts are basic and diluted.
(3)	The shares outstanding and per share amounts for all periods prior to May 2013 have been adjusted for the conversion rate of 0.9913 shares for each unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Portfolio

Portfolio Composition

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 companies. As of December 31, 2017, our portfolio, at fair value, was comprised of approximately 51.0% senior secured term loans, 41.6% junior secured term loans and 7.4% equity and equity-like investments (including our revenue linked security).

As of December 31, 2016, we had $134.1 million (at fair value) invested in 31 companies. As of December 31, 2016, our portfolio, at fair value, was comprised of approximately 56.8% senior secured term loans, 39.2% junior secured term loans and 4.0% equity and equity-like investments (including our revenue linked security and CLO equity investment).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of December 31, 2017 and December 31, 2016 was as follows:

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$61,508,211	$59,010,761	$77,341,917	$76,221,062
Junior Secured	48,217,674	48,098,749	55,460,089	52,541,766
Equity and Equity Related	9,021,290	7,958,168	5,159,856	4,207,964
Revenue Linked Security	393,515	533,000	999,127	992,012
CLO Equity	—	—	138,730	138,730
Total Investments	$119,140,690	$115,600,678	$139,099,719	$134,101,534

At December 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.5 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.0 million and $12.0 million, respectively. At December 31, 2016, our average portfolio company debt investment at amortized cost and fair value was approximately $4.7 million and $4.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.7 million and $12.9 million, respectively.

At December 31, 2017, 54.6% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.4% bore interest at fixed rates. At December 31, 2016, 64.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 35.1% bore interest at fixed rates.

The weighted average effective yield of our debt and other income producing investments, as of December 31, 2017 and December 31, 2016, was approximately 15.3% and 15.4%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2017 and December 31, 2016, was 13.7% and 14.4%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of December 31, 2017 because it was on non-accrual status on that date. CRS Reprocessing, LLC and Peekay Acquisition, LLC were excluded from the calculation as of December 31, 2016 because they were on non-accrual status on that date. Shinnecock CLO 2006-1, Ltd. and other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the years ended December 31, 2017 and December 31, 2016 is summarized in the table below.

	2017
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$2,582,253	$3,063,183	$3,503,747	$3,494,981	$2,582,253
Accrual	490,832	440,564	497,647	364,044	1,793,087
Payments	(9,902)	—	(228,774)	(6,389)	(245,065)
Write-off	—	—	(277,639)	—	(277,639)
PIK, end of period	$3,063,183	$3,503,747	$3,494,981	$3,852,636	$3,852,636

	2016
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$1,756,333	$1,473,384	$1,870,747	$2,301,794	$1,756,333
Accrual	153,826	397,363	431,047	516,497	1,498,733
Payments	(436,775)	—	—	(96,895)	(533,670)
PIK, end of period	$1,473,384	$1,870,747	$2,301,794	$2,721,396	$2,721,396

Investment Activity

During the year ended December 31, 2017, we closed $52.9 million of debt investment commitments in eleven new and four existing portfolio companies. We also made $4.1 million of equity investments in six new portfolio companies and one existing one. During the year ended December 31, 2016, we closed $29.7 million of debt investment commitments in five new and two existing portfolio companies.

During the year ended December 31, 2017, we exited $58.6 million of debt investment commitments from sixteen portfolio companies and one equity investments totaling $0.2 million. During the year ended December 31, 2016, we exited $21.9 million of debt investment commitments from six portfolio companies and two equity investments totaling $0.4 million.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2017			As of December 31, 2016
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)		% of Total Portfolio		Number of Portfolio Companies

1	$25.6	23.9%	8	$33.4		26.0%		9
2	48.9	45.6%	10	70.8		55.0%		13
3	20.3	19.0%	3	14.5		11.2%		3
4	6.7	6.3%	2	10.1		7.8%		2
5	5.6	5.2%	1	—	*	—%	*	1
	$107.1	100.0%	24	$128.8		100.0%		28
 * Rounds to less $1.0 million or .01%, as applicable.

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of December 31, 2017, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 7.2% of our debt investments at cost. As of December 31, 2016, we had two loans on non-accrual status, which comprised approximately 6.3% of our debt investments at cost. One of the non-accrual loans (our junior secured debt investment in Peekay Acquisition, LLC) represented 1.5% of our debt investments at cost. The other non-accrual loan (our subordinated debt investment in CRS Reprocessing LLC) represented 4.7% of our debt investments at cost. In the case of CRS, we recognized the cash collected during the six months ended December 31, 2016 , as interest income. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Years Ended December 31, 2017 and December 31, 2016

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

Investment income for the year ended December 31, 2017 totaled $18.7 million, compared to investment income of $20.9 million for the year ended December 31, 2016. Investment income for the year ended December 31, 2017 was comprised of $14.2 million in cash interest, $1.8 million in PIK interest, $2.5 million in fees earned on the investment portfolio and $0.2 million in other interest income. Investment income for the year ended December 31, 2016 was comprised of $17.4 million in cash interest, $1.5 million in PIK interest, $1.8 million in fees earned on the investment portfolio and $0.2 million in other interest income. The

$2.2 million decrease in investment income in the year ended December 31, 2017 is primarily attributable to a smaller investment portfolio, on average during the period, as compared to the year ended December 31, 2016.

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

Operating expenses totaled $10.5 million for the year ended December 31, 2017,compared to $10.8 million for the year ended December 31, 2016. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. Operating expenses were slightly higher in 2016 due to higher interest expense, base management fees and administrative expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016, offset by lower incentive fee expense (discussed in greater detail below).

Base management fees for the year ended December 31, 2017 were $2.6 million, compared to $2.9 million for the year ended December 31, 2016. The decrease in base management fees is attributable to a smaller average outstanding investment portfolio in 2017 as compared to 2016.

Incentive management fees for the year ended December 31, 2017 were $0.1 million, compared to $1.4 million for the year ended December 31, 2016. The decrease in incentive management fees is a result of the total return provision in the investment advisory and management agreement. The incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $1.0 million were not paid or accrued for the year ended December 31, 2017.

 Administrative services expense was $1.4 million for the year ended December 31, 2017, compared to $0.9 million for the year ended December 31, 2016. The Company negotiated a new cap with JMP Credit Advisors on amounts payable under the administration agreement for 2017. The cap, which was increased by our board of directors in November 2017, included limits such that amounts payable would not exceed $1.4 million for the year. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2017 exceeded this proportionate share of the cap by approximately $0.2 million.

Other operating expenses included general and administrative expenses such as legal, accounting and a portion of the expense incurred in valuing our portfolio companies.

Net Investment Income

For the year ended December 31, 2017, net investment income was $8.2 million, compared to $10.1 million for the year ended December 31, 2016. For the year ended December 31, 2017, net investment income per share was $1.28, compared to $1.60 for the year ended December 31, 2016.

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

We recognized $8.1 million and $0.5 million in realized losses on our investments for the years ended December 31, 2017 and December 31, 2016, respectively. A summary of realized gains and losses for the years ended December 31, 2017 and December 31, 2016 is as follows:

	Twelve Months Ended December 31,
	2017	2016
Applied Systems, Inc. (Senior Secured Term Loan)	$—	$7,878
Atrium Innovations, Inc. (Senior Secured Term Loan)	—	(3,656)
Bridgewater Engine Ownership III, LLC (Residual Value)	—	18,301
CRS Reprocessing, LLC (Junior Secured Term Loan)	(6,293,866)	—
Infinite Aegis Group, LLC (Common Equity Warrants)	—	(77,522)
Infracon Energy Services Corp. (Unsecured Note)	—	10,775
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	60,000	—
Mercury Network, LLC (Common Equity Units)	301,001	—
Optimal Blue, LLC (Class A Common Equity Units)	—	683,578
Peekay Acquisition, LLC (Senior Secured Term Loan)	(1,995,421)	—
Peekay Acquisition, LLC (Common Stock)	(105,000)	—
Rostra Tool Company (Common Equity Warrants)	4,096	55,226
Shinnecock CLO 2006-1, Ltd. (CLO Subordinated Notes)	(33,251)	(69,903)
Solex Fine Foods, LLC Common Equity Units	—	(700,465)
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	(441,798)
Net realized losses	$(8,062,441)	$(517,586)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $1.5 million for the year ended December 31, 2017 and $(3.5) million for the year ended December 31, 2016.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.6 million for the year ended December 31, 2017 compared to $6.0 million for the year ended December 31, 2016. The $4.4 million decrease for the year ended December 31, 2017 was a result of lower net investment income and higher net realized and unrealized losses on investments in 2017 as compared to 2016.

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

We recognized $0.5 million and $1.1 million in realized losses on our investments for the years ended December 31, 2016 and December 31, 2015, respectively. A summary of realized gains and losses for the years ended December 31, 2016 and December 31, 2015 is as follows:

	Twelve Months Ended December 31,
	2016	2015
Applied Systems, Inc. (Senior Secured Term Loan)	$7,878	$—
Atrium Innovations, Inc. (Senior Secured Term Loan)	(3,656)	—
Bridgewater Engine Ownership III, LLC (Residual Value)	18,301	—
CRS Reprocessing, LLC (Junior Secured Term Loan)	—	(674,880)
Dell International LLC (Senior Secured Term Loan)	—	2,493
FCA US LLC (Senior Secured Term Loan)	—	(1,036)
Infinite Aegis Group, LLC (Common Equity Warrants)	(77,522)	—
Infracon Energy Services Corp. (Unsecured Note)	10,775
LNB Construction, Inc. (Options to Purchase Common Equity)	—	(104,525)
Optimal Blue, LLC (Class A Common Equity Units)	683,578	—
Rostra Tool Company (Common Equity Warrants)	55,226	71,810
Shinnecock CLO 2006-1, Ltd. (CLO Subordinated Notes)	(69,903)	(351,217)
Solex Fine Foods, LLC Common Equity Units	(700,465)	—
Solex Fine Foods, LLC (Senior Secured Term Loan)	(441,798)	—
Net realized gains (losses)	$(517,586)	$(1,057,355)

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

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $21.2 million for the year ended December 31, 2017 and $15.6 million for the year December 31, 2016, primarily in connection with the payoffs and fundings of investments. Our financing activities used cash of $17.3 million for the year ended December 31, 2017 and $11.1 million for the year ended December 31, 2016. Our financing activity uses for the year ended December 31, 2017 were primarily in connection with net repayments on our Credit facility, distributions paid to shareholders and in connection with the net borrowings and repayments of our unsecured notes. Our financing activity proceeds for the year ended December 31, 2016 were primarily in connection with net repayments on our Credit Facility and distributions paid to shareholders.

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

Our liquidity and capital resources are derived from our Credit Facility, proceeds received from the public offering of our 2022 Notes in September 2017, cash flows from operations, including investment sales and repayments, and cash income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2017, we were in compliance with this requirement. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2017 and December 31, 2016, we had cash and restricted cash of $11.5 million and $7.6 million, respectively.

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

The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
As of December 31, 2017 and December 31, 2016, the outstanding balance on the $55.0 million Credit Facility was $16.7 million and $26.9 million, respectively.

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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the year ended December 31, 2017, we sold 172,774 shares at an average gross price of $14.03 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017, our only off-balance sheet arrangements consisted of $3.0 million million of unfunded revolving line of credit commitments to five of our portfolio companies. As of December 31, 2016, our only off-balance sheet arrangements consisted $2.1 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among each stockholder electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying distributions in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Recent Developments

During the first quarter of 2018, the Company repurchased 64,897 shares of its common stock at an average price of $10.75 per share.

During the first quarter of 2018, the Company increased its debt investment in Infinite Care, LLC by $0.4 million through two over-advances on its revolver commitment. The Company also took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the portfolio company. Upon completion of this process, the Company converted $2.0 million of its debt investment in the borrower to preferred equity.

On January 24, 2018, the Company made a $7.0 million senior secured debt investment and a $0.2 million preferred equity investment in Coastal Screen and Rail, LLC. The debt investment consists of a $6.5 million term loan and a $0.5 million revolver. The term loan carries an interest rate of 10.50% cash plus 1.50% PIK. The revolver carries an interest rate of LIBOR + 8.00% on funded balances.

On February 8, 2018, the Company declared monthly distributions of $0.095 per share payable on each of February 28, 2018, March 27, 2018 and April 26, 2018.

On March 7, 2018, the Company received a full repayment at par plus a 2% prepayment fee on its $2.0 million junior secured debt investment in Turning Point Brands, Inc. The Company generated a 15.0% internal rate of return ("IRR") on its investment. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On March 12, 2018, the Company received $3.9 million for its $4.6 million debt and $0.3 million equity investments in WorkWell, LLC. The Company also entered into a royalty agreement with the sponsor allowing it to recover up to another $0.1 million on its investment subject to certain future events. The Company generated a combined IRR of 5.2% on its debt and equity investments in WorkWell, LLC.

On March 28, 2018, our board of directors appointed Joseph A. Jolson (Chairman of our board of directors) as the Chief Executive Officer of the Company, effective as of such date. Mr. Jolson succeeds Richard P. Buckanavage, who stepped down from his positions as Chief Executive Officer and President on March 28, 2018, to assume the role of Managing Director - Head of Business Development, effective as of such date. In addition, Mr. Buckanavage continues to serve as a principal and member of the investment committee of our investment adviser, along with Mr. Jolson. On March 28, 2018, our board of directors also appointed James Fowler as the Chief Investment Officer of the Company. Mr. Fowler is also a member of the investment committee at our investment adviser. The addition of Mr. Fowler strengthens the investment team at our investment adviser following the resignation of Ryan T. Magee, a Vice President of the Company and a principal of our investment adviser, on March 8, 2018.

In addition, on March 28, 2018, as part of the previously announced process initiated by the Company to transition the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser, the board accepted the resignations of Craig R. Kitchin, the Company’s Chief Financial Officer and Secretary, and Renee Lefebvre, the Company’s Chief Compliance Officer, each effective as of April 2, 2018. Mr. Kitchin and Ms. Lefebvre are employed by JMP Credit Advisors. To succeed Mr. Kitchin and Ms. Lefebvre, our board of directors appointed William Alvarez as Chief Financial Officer, Chief Compliance Officer, and Secretary, effective as of April 2, 2018. The resignations of Mr. Kitchin and Ms. Lefebvre are not related to the events disclosed in the Company's Rule 12b-25 filing on March 15, 2018.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2017, fourteen of our loans, or 54.6% of the fair value of our portfolio, bore interest at floating rates. For the year ended December 31, 2016, nineteen of our loans, or 64.9% of the fair value of our portfolio, bore interest at floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2017 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.4 million. Similarly, a hypothetical one percent decrease in LIBOR would decrease our net income by $0.3 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Harvest Capital Credit Corporation as of December 31, 2017 and December 31, 2016, and the related statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and December 31, 2016 by correspondence with the custodian, borrowers, and agent banks; when replies were not received, we performed other auditing procedures. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
San Francisco, California
April 2, 2018
We have served as the Company’s auditor since 2011.

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	December 31,
	2017	2016
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $80,790,705 at 12/31/17 and $120,162,148 at 12/31/16)	$82,902,537	$119,032,736
Affiliated investments, at fair value (cost of $26,365,364 at 12/31/17 and $15,994,294 at 12/31/16)	25,983,871	12,137,552
Control investments, at fair value (cost of $11,984,621 at 12/31/17 and $2,943,277 at 12/31/16)	6,714,270	2,931,246
Total investments, at fair value (cost of $119,140,690 at 12/31/17 and $139,099,719 at 12/31/16)	115,600,678	134,101,534

Cash	4,233,597	4,472,749
Restricted cash	7,230,840	3,084,229
Interest receivable	287,408	578,140
Accounts receivable – other	37,688	27,135
Deferred offering costs	146,446	98,549
Deferred financing costs	508,284	542,342
Other assets	107,899	84,969
Total assets	$128,152,840	$142,989,647

LIABILITIES:
Revolving line of credit	$16,721,853	$26,946,613
Unsecured notes (net of deferred offering costs of $1,004,448 at 12/31/17 and $715,258 at 12/31/16).	27,745,552	26,784,742
Accrued interest payable	139,148	421,534
Accounts payable - base management fees	582,912	693,190
Accounts payable - incentive management fees	—	202,235
Accounts payable - administrative services	397,463	276,214
Accounts payable - accrued expenses	782,726	499,907
Other liabilities	1,757	42,916
Total liabilities	46,371,411	55,867,351

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,519,978 issued and 6,457,588 outstanding at 12/31/17 and 6,313,272 issued and 6,287,496 outstanding at 12/31/16	6,520	6,313
Capital in excess of common stock	93,043,208	90,433,114
Treasury shares at cost, 62,390 and 25,776 at 12/31/17 and 12/31/16, respectively	(724,039)	(322,137)
Accumulated realized losses on investments	(8,923,961)	(1,537,506)
Net unrealized depreciation on investments	(3,540,012)	(4,998,185)
Undistributed net investment income	1,919,713	3,540,697
Total net assets	81,781,429	87,122,296
Total liabilities and net assets	$128,152,840	$142,989,647

Common stock outstanding	6,457,588	6,287,496

Net asset value per common share	$12.66	$13.86

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$10,811,964	$16,055,958	$16,032,738
Cash - affiliated investments	2,583,523	1,253,098	477,407
Cash - control investments	813,486	133,966	—
PIK - non-affiliated/non-control investments	959,768	1,462,755	1,091,792
PIK - affiliated investments	568,482	—	—
PIK - control investments	264,837	35,978	—
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	2,247,071	1,819,960	2,240,199
Affiliated investments	147,859	(24,003)	231,927
Control investments	71,072	799	—
Total interest income	18,468,062	20,738,511	20,074,063
Other income	236,198	154,963	252,833
Total investment income	18,704,260	20,893,474	20,326,896

Expenses:
Interest expense - revolving line of credit	717,465	1,183,431	921,284
Interest expense - unsecured notes	2,022,195	1,925,004	1,785,976
Interest expense - unused line of credit	276,197	146,728	243,800
Interest expense - deferred financing costs	233,993	278,733	264,228
Interest expense - deferred offering costs	198,966	196,872	167,255
Loss on extinguishment of debt	581,734	—	—
Total interest expense	4,030,550	3,730,768	3,382,543

Professional fees	1,109,774	827,793	747,032
General and administrative	1,148,817	1,021,516	869,391
Base management fees	2,597,120	2,899,416	2,710,993
Incentive management fees	58,005	1,394,382	2,234,551
Administrative services expense	1,394,925	905,586	729,978
Total expenses	10,339,191	10,779,461	10,674,488
Net Investment Income, before taxes	8,365,069	10,114,013	9,652,408

Income tax expense	63,565	—	—
Excise tax expense	64,650	61,591	1,393
Net Investment Income, after taxes	8,236,854	10,052,422	9,651,015

Net realized (losses) gains:
Non-affiliated / Non-control investments	(5,962,020)	624,677	(1,057,355)
Affiliated investments	(2,100,421)	(1,142,263)	—
Net realized losses on investments	(8,062,441)	(517,586)	(1,057,355)
Net change in unrealized appreciation (depreciation)
Non-affiliated / Non-control investments	3,377,985	(464,342)	(1,088,851)
Affiliated investments	1,601,553	(3,051,977)	(1,093,796)
Control investments	(3,521,365)	(12,030)	—
Net change in unrealized appreciation (depreciation) on investments	1,458,173	(3,528,349)	(2,182,647)
Total net unrealized and realized (losses) gains on investments	(6,604,268)	(4,045,935)	(3,240,002)

Net increase in net assets resulting from operations	$1,632,586	$6,006,487	$6,411,013

Net investment income per share	$1.28	$1.60	$1.54
Net increase in net assets resulting from operations per share	$0.25	$0.96	$1.03
Weighted average shares outstanding (basic and diluted)	6,412,215	6,282,360	6,249,346
Distributions paid per common share	$1.45	$1.35	$1.35

 See accompanying notes to audited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2017	2016	2015

Increase in net assets from operations:
Net investment income, after taxes	$8,236,854	$10,052,422	$9,651,015
Net realized losses on investments	(8,062,441)	(517,586)	(1,057,355)
Net change in unrealized appreciation (depreciation) on investments	1,458,173	(3,528,349)	(2,182,647)
Net increase in net assets resulting from operations	1,632,586	6,006,487	6,411,013

Distributions to shareholders:
Distributions from net investment income	(9,310,066)	(8,481,370)	(8,066,281)
Distributions from capital gains	—	—	(369,418)
Decrease in net assets resulting from shareholder distributions	(9,310,066)	(8,481,370)	(8,435,699)

Capital share transactions:
Issuance of common shares (net of offering costs of $96,891 for 2017, $0 for 2016 and $0 for 2015	2,318,427	83	70
Reinvestment of dividends (1)	420,088	504,977	566,557
Share repurchases	(401,902)	(322,137)	—
Net increase in net assets from capital share transactions	2,336,613	182,923	566,627

Total decrease in net assets	(5,340,867)	(2,291,960)	(1,458,059)
Net assets at beginning of period	87,122,296	89,414,256	90,872,315
Net assets at end of period	$81,781,429	$87,122,296	$89,414,256

Capital share activity (common shares):
Shares issued from at the market offering	172,774	—	—
Shares issued from reinvestment of dividends	33,932	43,603	46,996
Shares repurchased	(36,614)	(25,776)	—
Net increase in capital share activity (common shares)	170,092	17,827	46,996

(1)	Net of par value of shares issued of $34, $44, and $47 and funds received for fractional shares of $77, $83 and $70 for December 31, 2017, 2016 and 2015, respectively.
(2)
Undistributed net investment income at December 31, 2017, December 31, 2016 and December 31, 2015 was $1.9 million, $3.5 million and $2.0 million, respectively. See Dividends and Distributions Policy in Note 2.

 See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,632,586	$6,006,487	$6,411,013
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Paid in kind income	(1,793,087)	(1,498,733)	(1,091,792)
Paid in kind income collected	245,065	533,670	859,585
Net realized losses (gains) on investments	8,062,441	517,586	1,057,355
Net change in unrealized (appreciation) depreciation of investments	(1,458,173)	3,528,349	2,182,647
Amortization of fees, discounts and premiums, net	(2,466,002)	(1,796,756)	(2,472,126)
Amortization of deferred financing costs	233,993	278,733	264,228
Amortization of deferred offering costs	198,966	196,872	167,255
Loss on extinguishment of debt	581,734	—	—
Acceleration of offering costs from expired shelf registration statement	77,386	—	—
Purchase of investments (net of loan origination and other fees)	(52,184,690)	(31,012,429)	(54,464,040)
Proceeds from principal payments	68,088,632	38,387,205	25,816,815
Changes in operating assets and liabilities
Decrease (increase) in interest receivable	290,732	534,745	(562,036)
(Increase) decrease in accounts receivable - other and other assets	(33,483)	311,152	(55,948)
(Decrease) increase in accrued interest payable	(282,386)	9,435	334,736
Increase (decrease) in accounts payable and other liabilities	50,396	(398,749)	266,733
Net cash provided by (used in) operating activities	21,244,110	15,597,567	(21,285,575)

Cash flows used in financing activities:
Borrowings on revolving credit facility	56,550,000	23,931,375	53,900,000
Repayment of borrowings on revolving credit facility	(66,774,760)	(26,683,055)	(50,276,847)
Financing costs	(199,932)	(72,436)	—
Proceeds from the issuance of unsecured notes	28,750,000	—	27,500,000
Repayment of unsecured notes	(27,500,000)	—	—
Proceeds from the issuance of common stock and common units	2,339,110	83	70
Repurchased shares (held in Treasury Stock)	(401,902)	(322,137)	—
Offering costs	(1,209,186)	12,565	(1,070,868)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $420,088, $504,977, and $566,557, respectively)	(8,889,981)	(7,976,393)	(7,869,142)
Net cash (used in) provided by financing activities	(17,336,651)	(11,109,998)	22,183,213

Net increase in cash during the period	3,907,459	4,487,569	897,638

Cash at beginning of period	7,556,978	3,069,409	2,171,771
Cash at end of period (1)	$11,464,437	$7,556,978	$3,069,409

Non-cash operating activities:
Amendment fees (2)	—	(75,000)	186,854

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$420,088	$504,977	$566,557

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,298,239	$3,245,725	$2,616,324
Cash paid during the period for taxes	$103,797	$48,297	$7,861

(1) Consists of cash and restricted cash of $4,233,597 and $7,230,840 respectively, at December 31, 2017, and $4,472,749 and $3,084,229 respectively, at December 31, 2016, and $595,047 and $2,474,362 respectively at December 31, 2015.

(2) Includes $75,000 of non-cash amendment fees that were accrued in 2015, but written off related to the impairment of Peekay Acquisition, LLC.
See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2017)

Portfolio Company	Date **	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value

Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace & Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	428,456	242,518	428,456
					428,456	242,518	428,456

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (10.63%; 1M LIBOR + 9.25%)		4,500,000	4,457,846	4,500,000
					4,500,000	4,457,846	4,500,000

Bridgewater Engine Ownership III, LLC (0.2%) *	10/2014	Aerospace & Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		195,421	178,639	195,421
					195,421	178,639	195,421

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	70,669
						125,000	70,669

CP Holding Co. Inc (Choice Pet) (3.5%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	2,894,941	2,879,000
					2,899,852	2,894,941	2,879,000

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,530,000	5,442,369	5,530,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,530,000	5,442,369	5,530,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		4,027,633	3,993,541	4,027,633
	04/2012		Common Equity Warrants (204 Shares)			12,500	177,391
					4,027,633	4,006,041	4,205,024

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.69%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,900,507	3,821,500
					4,000,000	3,900,507	3,821,500

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace & Defense	Common Equity Interest (600 Units)	(10)		300,000	310,854
						300,000	310,854

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	861,425
						—	861,425

GK Holdings, Inc. (3.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.94%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,943,370	2,906,000
					3,000,000	2,943,370	2,906,000

Portfolio Company	Date **	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
IAG Engine Center, LLC (1.3%) *	08/2016	Aerospace & Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	563,395	471,875	563,000
			Revenue Linked Security	(6) (10)		393,515	533,000
					563,395	865,390	1,096,000

King Engineering Associates, Inc. (9.3%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.37%; 1M LIBOR +10.00%)		6,576,000	6,482,233	6,576,000
			Revolving Line of Credit, due 04/2019 (11.37%; 1M LIBOR +10.00%)	(4)	—	—	—
	10/2017		Class A Interest (86,433 Units)	(10)		521,146	1,051,555
					6,576,000	7,003,379	7,627,555

ProAir Holdings Corporation (7.7%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,405,784	6,282,507
					6,500,000	6,405,784	6,282,507

Regional Engine Leasing, LLC (4.4%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or 1M LIBOR +4.50%)		3,471,326	3,403,439	3,471,326
			Residual Value	(3)		102,421	105,322
					3,471,326	3,505,860	3,576,648

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (14.5%; 3M LIBOR + 11.00% with a 1.00% floor/2.00% default interest)	(8)	7,218,750	7,169,237	7,179,000
	04/2012		Series A Preferred Interest (100,000 Shares)			100,000	69,000
					7,218,750	7,269,237	7,248,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.36%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,948,995	3,968,000
					4,000,000	3,948,995	3,968,000

Sitel Worldwide Corporation (2.1%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (10.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,723,508	1,704,609
					1,750,000	1,723,508	1,704,609

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.38%; 1M LIBOR + 10.00%)		4,937,500	4,723,800	4,723,800
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% Cash/2.00% PIK)		2,500,000	2,401,389	2,401,389
			Revolving Line of Credit, due 11/2021 (9.38%, 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (210 Units)			152,950	184,372
					7,587,500	7,428,139	7,459,561

Turning Point Brands, Inc. (2.5%) *	02/2017	Beverage, Food & Tobacco	Junior Secured Term Loan, due 08/2022 (11.00%)	(11)	2,000,000	1,982,298	2,015,000
					2,000,000	1,982,298	2,015,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	221,808
						200,000	221,808

Wetmore Tool and Engineering (4.9%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,022,206	3,970,037	3,981,000
					4,022,206	3,970,037	3,981,000

Yucatan Foods, L.P. ( 14.7%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 10.00% Cash/4.50% PIK)	(8)	9,062,282	8,933,921	8,995,500

Portfolio Company	Date **	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,101,658	3,062,926	3,018,000
					12,163,940	11,996,847	12,013,500
Subtotal Non-Control / Non-Affiliate Investments					80,434,479	80,790,705	82,902,537

Affiliate Investments
Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(10)		500,000	616,502
						500,000	616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) ( 5.1%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,887,500	2,859,272	2,859,272
			Revolving Line of Credit, due 07/2021 (10.5%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Equity Interest (950 Units)	(10)		950,000	1,300,000
					2,887,500	3,809,272	4,159,272

Northeast Metal Works LLC (15.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash/6.00% PIK)	(13)	9,788,725	9,752,528	9,652,000
			Revolving Line of Credit, due 12/2019 (13.50%)		1,500,000	1,500,000	1,482,000
	05/2017		Preferred Equity Interest (2,500 Class A Units)	(10)		1,600,000	1,481,000
					11,288,725	12,852,528	12,615,000

V-Tek, Inc. (5.8%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)		3,500,000	3,406,474	3,500,000
			Senior Secured Revolver, due 03/2021 (8.00%; 3M LIBOR + 06.50%)	(4)	886,097	886,097	886,097
			Common Equity Interest (90 Units)	(10)		150,000	351,000
					4,386,097	4,442,571	4,737,097

WorkWell, LLC ( 4.7%) *	10/2015	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)		4,569,699	4,510,993	3,856,000
			Preferred Equity Interest (250,000 Units)			250,000	—
			Common Equity Interest (250,000 Units)			—	—
					4,569,699	4,760,993	3,856,000
Subtotal Affiliate Investments					23,132,021	26,365,364	25,983,871

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace & Defense	Common Equity Interest (1,800 Units)			857,273	829,849
						857,273	829,849

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace & Defense	Common Equity Interest (400 Units)	(10)		200,000	327,421
						200,000	327,421

Infinite Care, LLC (6.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.38%; 1M LIBOR+6.00% with a 0.42% LIBOR floor/6.00% PIK)		6,360,914	5,862,348	3,492,000
			Revolving Line of Credit, due 02/2019 (13.38%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,065,000	2,065,000	2,065,000
			Class A Interest (3,000,000 Units)	(12)		3,000,000	—
					8,425,914	10,927,348	5,557,000
Subtotal Control Investments					8,425,914	11,984,621	6,714,270

Total Investments at 12/31/17 (141.4%) *					111,992,414	119,140,690	115,600,678

See accompanying notes to audited consolidated financial statements.

* Value as a percentage of net assets.
** Date refers to the origination date of the investment.

(1)	Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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
(4)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2017.

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

(6)
The revenue linked security entitles the Company to participate in the proceeds of inventory sales pursuant to a consignment agreement between IAG Engine Center, LLC and an affiliated entity of IAG Engine Center, LLC, AMS Flight Funding, LLC. The IAG Engine Center, LLC consignment sales since origination of this security have been slower to materialize than originally planned resulting in lower than expected revenue linked security payments to date. As a result, this investment was placed on non-accrual status during the three months ended March 31, 2017. The revenue linked security payments materialized meaningfully in Q4 2017 and the investment was taken off of non-accrual status.

(7)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancement to AMS Flight Leasing, LLC.
(8)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(9)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(10)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(11)	This portfolio company investment is a level 2 asset. Portfolio company investments without this footnote are level 3 assets whose values were determined using significant unobservable inputs.
(12)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2017. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, HCAP took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s preferred stock.

ICC had $13.1 million in cash receipts in 2017, and also had $60 thousand dollars in cash, among other current and long-term assets and current liabilities, and long-term liabilities consisting only of the $8.4 million debt principal it owed the Company (which included $361 thousand dollars of payment-in-kind interest due to the Company at the maturity of its debt investments in ICC) and no other debt as of December 31, 2017.

The Company has performed additional diligence procedures on certain balance sheet and income statement accounts of ICC to ensure that the inputs used in connection with its determination of the fair value of its debt investments in ICC at December 31, 2017 were accurate and reliable. The Company determined the fair value of its investments in ICC using a methodology consistent with its valuation policy and with the same methodology it uses in connection with the valuation of its other portfolio company investments. Specifically, the Company utilized comparable investments in the marketplace and determined that a revenue multiple - with cash receipts determined to be the most appropriate proxy therefor based on ICC’s business and circumstances - was the most appropriate metric upon which to base the valuation for this portfolio company. The Company engaged a third party expert to assist it in connection with its determination of fair value of its investments in ICC as of December 31, 2017.

The Company is currently in conversations with the investment committee of its investment adviser and its board of directors about the appropriate next steps for ICC. In that regard, the Company is considering (1) selling ICC as-is, (2) investing in underperforming areas of ICC’s business prior to selling ICC or (3) investing further in the business with the intent of continuing to hold its investments in ICC.

(13)
The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash play plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets.

As of December 31, 2017, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	61,508,211	59,010,761	51.0%	72.2%
Junior Secured Debt	48,217,674	48,098,749	41.6%	58.8%
Equity	9,021,290	7,958,168	6.9%	9.7%
Revenue Linked Security	393,515	533,000	0.5%	0.7%
Total	119,140,690	115,600,678	100.0%	141.4%

The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	48,471,030	48,584,757	45.4%	59.4%
Floating rate	61,254,855	58,524,753	54.6%	71.6%
Total	109,725,885	107,109,510	100.0%	131.0%

The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	6,649,680	7,381,151	6.4%	9.0%
Automobile	—	861,425	0.8%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	221,808	0.2%	0.3%
Beverage, Food & Tobacco	17,879,652	17,850,000	15.4%	21.8%
Capital Equipment	18,824,433	19,205,628	16.6%	23.5%
Chemicals, Plastics and Rubber	3,948,995	3,968,000	3.4%	4.9%
Consumer Goods - Non-Durable	4,457,846	4,500,000	3.9%	5.5%
Environmental Industries	7,003,379	7,627,555	6.6%	9.3%
Healthcare & Pharmaceuticals	21,130,710	14,943,000	12.9%	18.3%
High Tech Industries	6,752,642	7,065,272	6.1%	8.6%
Media: Broadcasting & Subscription	125,000	70,669	0.1%	0.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Retailer	2,894,941	2,879,000	2.5%	3.5%
Services: Business	16,420,884	16,412,170	14.2%	20.1%
Total	119,140,690	115,600,678	100.0%	141.4%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2016)

Portfolio Company			Investment (1) (2)		Origination Date	Outstanding Principal	Cost (3)	Fair Value

Non-Control / Non-Affiliate Investments

Aerospace & Defense
Bridgewater Engine Ownership III, LLC	0.7%	*	Senior Secured Term Loan, due 07/05/2019		10/03/14	592,484	559,461	592,484
			(14.00%; the greater of 14.00% or LIBOR +8.50%)

Regional Engine Leasing, LLC	4.7%	*	Senior Secured Term Loan, due 03/31/2020		03/31/15	3,938,747	3,838,923	3,938,747
			(11.00%; the greater of 11.00% or LIBOR +4.50%)

			Residual Value	(4)	03/31/15	—	102,421	158,628

IAG Engine Center, LLC	2.5%	*	Senior Secured Term Loan, due 08/29/2018	(17)	08/29/16	1,855,000	1,177,857	1,177,857
			(14.00% Cash)

			Revenue Linked Security	(9) (16)		—	999,127	992,012

Automotive
Fox Rent A Car, Inc.	13.0%	*	Senior Secured Term Loan, due 09/30/2017	(13)	10/31/14	10,000,000	10,117,435	10,722,000
			(12.62%; LIBOR +12.00%)

			Warrants to purchase 50.5 shares of common stock			—	—	586,000

Banking, Finance, Insurance and Real Estate
Shinnecock CLO 2006-1, Ltd.	0.2%	*	4,200,000 Subordinated Notes, due 07/15/2018	(12)	03/06/14	—	138,730	138,730

WBL SPE I, LLC	1.9%	*	Senior Secured Term Loan, due 02/28/2017		09/30/13	1,696,694	1,696,233	1,696,694
			(13.00% Cash)

WBL SPE II, LLC	9.4%	*	Senior Secured Term Loan, due 09/30/2017		09/30/14	8,209,027	8,129,659	8,209,027
			(14.50% Cash)

World Business Lenders, LLC	0.3%	*	49,209 Class B Common Equity Units	(10)	12/23/13	—	200,000	237,895
			(0.31% on a fully diluted basis)

Beverage, Food & Tobacco
Flavors Holdings, Inc.	4.3%	*	Junior Secured Term Loan, due 10/4/2021		10/07/14	4,000,000	3,881,124	3,771,500

			(11.00%; LIBOR +10.00% with 1.00% LIBOR floor)

North Atlantic Trading Company, Inc.	4.3%	*	Junior Secured Term Loan, due 07/13/2020		01/13/14	3,750,000	3,733,284	3,740,625
			(11.50%; LIBOR +10.25% with 1.25% LIBOR floor)

Yucatan Foods, L.P.	13.1%	*	Junior Secured Term Loan A, due 03/29/2021		03/29/16	8,618,621	8,475,023	8,592,500
			(14.50%; 8.00% cash/6.50% PIK)	(11)

			Junior Secured Term Loan B, due 03/29/2021		03/29/16	2,806,068	2,761,801	2,820,000
			(10.00% PIK; convertible into 5.80% of fully diluted common equity)	(15)

Capital Equipment
Douglas Machines Corp.	5.0%	*	Junior Secured Term Loan, due 12/31/2018		05/07/14	4,177,633	4,111,228	4,177,633
			(12.50% Cash)

			Warrants to purchase 204 Shares of Common Stock		04/06/12	—	12,500	153,266
			(2.00% on a fully diluted basis)

Lanco Acquisition, LLC	3.5%	*	Senior Secured Term Loan A, due 06/12/2018		06/13/14	226,618	223,738	226,618
			(11.62%; LIBOR +11.00% with 0.50% LIBOR floor)

			Senior Secured Term Loan B, due 03/12/2019		06/13/14	2,448,137	2,403,485	2,448,137
			(15.00%; 12.50% Cash/2.50% PIK)

			Revolving Line of Credit, 06/12/2017	(6)	06/13/14	250,000	250,000	250,000
			(8.62%; LIBOR +8.00% with 0.50% LIBOR floor)

			Warrants to purchase 1,482 Common Equity Units		06/13/14	—	42,000	163,932
			(12.00% on a fully diluted basis)

Chemicals, Plastics & Rubber
CRS Reprocessing, LLC	5.3%	*	Junior Secured Term Loan, due 09/30/2017	(5)	05/27/15	7,136,824	6,598,278	4,659,199
			(5.00% Cash)

Consumer Goods - Non-Durable
Bradford Soap International, Inc.	5.2%	*	Junior Secured Term Loan, due 10/31/2019		08/05/15	4,500,000	4,436,639	4,489,143
			(9.87%; LIBOR + 9.25%)

High Tech Industries
GK Holdings, Inc. (Global Knowledge)	3.3%	*	Junior Secured Term Loan, due 1/20/2022		01/30/15	3,000,000	2,952,193	2,922,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

Mercury Network, LLC	2.4%	*	Senior Secured Term Loan, due 08/24/2021		05/12/15	1,887,138	1,858,766	1,887,138

			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)	(11)

			86,957 Class A Common Equity Units		05/12/15	—	86,957	164,616
			(0.50% on a fully diluted basis)

Media: Broadcasting & Subscription
Chemical Information Services, LLC	4.3%	*	Senior Secured Term Loan, due 08/28/2019		08/28/15	3,775,425	3,743,423	3,775,425
			(12.85%; LIBOR +12.00%)	(11)

			Revolving Line of Credit, due 08/28/2018	(6)	08/28/15	—	—	—
			(12.85%; LIBOR +12.00%)	(11)

Multicultural Radio Broadcasting, Inc.	5.6%	*	Senior Secured Term Loan (Last Out), due 06/27/2019		09/10/14	4,950,050	4,950,050	4,852,000
			(11.50%; LIBOR +10.50% with 1.00% LIBOR floor)

Media: Advertising, Printing & Publishing
Brite Media LLC	6.6%	*	Senior Secured Term Loan, due 04/24/2019		04/24/14	5,019,225	4,979,129	5,005,500
			(13.18%; LIBOR +11.75% with 0.75% LIBOR floor plus 0.50% PIK)	(11)

			Revolving Line of Credit, due 04/24/2018		04/24/14	666,667	666,667	666,667
			(12.68%; LIBOR +11.75% with 0.75% LIBOR floor)	(11)

			139 Class A Common Equity Units		04/24/14	—	125,000	78,657
			(1.45% on a fully diluted basis)

Metals & Mining
Northeast Metal Works LLC	14.8%	*	Senior Secured Term Loan, due 12/29/2017		09/29/14	11,348,552	11,541,520	11,678,261
			(17.62%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

			Revolving Line of Credit, due 12/29/17	(6)	09/29/14	1,189,239	1,189,239	1,189,239
			(17.62%; LIBOR +14.00% with 0.20% LIBOR floor plus 3.00% PIK)	(11) (14)

Retailer
CP Holding Co., Inc. (Choice Pet)	6.2%	*	Senior Secured Term Loan, due 02/28/2018		05/30/13	5,611,638	5,569,739	5,397,440
			(16.25%; 12.00% Cash/4.25% PIK)	(11)

Services: Business
Novitex Acquisition, LLC	8.0%	*	Junior Secured Term Loan, due 07/7/2021		07/07/14	7,000,000	6,916,408	7,000,000
			(12.25%; LIBOR + 11.00% with 1.25% LIBOR floor)

Safety Services Acquisition Corp.	7.0%	*	Junior Secured Term Loan, due 07/5/2017		04/05/12	6,011,262	5,984,252	6,011,000

			(15.0%; 12.50% Cash/2.50% PIK)

			100,000 shares of Series A Preferred Stock		04/05/12	—	100,000	104,000
			(0.59% on a fully diluted basis)

Sitel Worldwide Corporation	1.9%	*	Junior Secured Term Loan, due 09/19/2022		08/21/15	1,750,000	1,719,469	1,694,000
			(10.50%; LIBOR +9.50% with 1.00% LIBOR floor)

SourceHOV LLC	3.1%	*	Junior Secured Term Loan, due 4/30/2020		10/29/14	4,000,000	3,890,390	2,664,166
			(11.50%; LIBOR + 10.50% with 1.00% LIBOR floor)

Subtotal Non-controlled, Non-affiliated Investments						120,415,049	120,162,148	119,032,736

Affiliated Investments

Healthcare & Pharmaceuticals
Infinite Care, LLC	8.5%	*	Senior Secured Term Loan, due 02/28/2019		02/29/16	6,000,000	5,920,025	5,916,570
			(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)
			Revolving Line of Credit, due 02/28/2019	(6)	02/29/16	200,000	200,000	200,000
			(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

			3,000,000 Class A Common Equity Units		02/29/16	—	3,000,000	1,266,500
			(27.00% on a fully diluted basis)

WorkWell, LLC	5.4%	*	Senior Secured Term Loan, due 10/21/2020		10/22/15	4,601,563	4,523,847	4,546,000
			(12.43%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			Revolving Line of Credit, due 10/21/2020	(6)	10/22/15	—	—	—
			(12.43%; LIBOR + 11.50% with 0.50% LIBOR floor)	(11)

			250,000 Preferred Equity Units		10/22/15	—	250,000	170,000
			(6.16% on a fully diluted basis)

			250,000 Common Equity Units		10/22/15	—	—	523
			(0.12% on a fully diluted basis)

Retailer
Peekay Acquisition, LLC	0.0%	*	Senior Secured Term Loan (Last Out), due 02/15/16		12/31/12	2,304,615	1,995,422	37,959
			(17.00% PIK)	(7)

			35,775 shares of Common Stock (Peekay Boutiques, Inc.)	(8)	12/31/12	—	105,000	—

			(5.95% on a fully diluted basis)

Subtotal Affiliated Investments						13,106,178	15,994,294	12,137,552

Control Investments

Aerospace & Defense
Flight Lease VII, LLC	1.1%	*	1,800 Common Equity Units		03/18/16	—	935,978	923,947
			(46.15% on a fully diluted basis)

Flight Engine Leasing III, LLC	2.3%		Senior Secured Term Loan, due 12/13/2018		12/13/16	1,825,000	1,807,299	1,807,299
			(13.00%; the greater of 13.00% or LIBOR plus 7.50%)

			400 Common Equity Units	(16) (18)	12/13/16	—	200,000	200,000
			(33.33% of fully diluted common equity)
Subtotal Control Investments						1,825,000	2,943,277	2,931,246

Total Investments as of 12/31/2016	153.8%	*				135,346,227	139,099,719	134,101,534

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

Recent Accounting Pronouncements

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

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Company has reviewed the requirements and adopted the amendments to Regulation S-X on its consolidated financial statements and related disclosures for the periods presented.

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

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are amortized over the life of the related debt instrument. In accordance with ASU 2015-03 debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statement of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements. Debt issuance costs, net of accumulated amortization, were $1.0 million and $0.7 million as of December 31, 2017 and December 31, 2016, respectively.

Cash

Cash as presented in the Consolidated Statement of Assets and Liabilities and the Consolidated Statement of Cash Flows include bank checking accounts.

Restricted Cash

Restricted cash of $7.2 million and $3.1 million as of December 31, 2017 and December 31, 2016 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $(8.1) million in realized losses on our investments during the twelve months ended December 31, 2017 and $(0.5) million in realized losses on our investments during the twelve months ended December 31, 2016.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $1.5 million in net change in unrealized appreciation during the twelve months ended December 31, 2017 and $(3.5) million in net change in unrealized depreciation during the twelve months ended December 31, 2016

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another person. The Company had 23 and 26 investments that were classified as Non-Control/Non-Affiliated as of December 31, 2017 and December 31, 2016, respectively. Five of the Company’s investments were classified as Affiliated as of December 31, 2017 and three were Affiliated as of December 31, 2016. Three of the Company's investments were classified as Control as of December 31, 2017 and two were classified as Control as of December 31, 2016.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 and the expenses related to the Company's 2020 Notes and 2022 Notes. The deferred offering costs consist of underwriting fees, legal fees and other direct costs incurred by the Company in conjunction with preparation and filing of the Company's shelf registration statement on Form N-2 and are recognized as assets and are amortized as deferred offering expense over the term of the applicable offering. The balance of deferred offering costs as of December 31, 2017 and December 31, 2016 was $1.2 million and $0.8 million, respectively. The amortization expense relating to deferred offering costs during the years ended December 31, 2017 and December 31, 2016 was $0.2 million and $0.2 million, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred debt financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2017 and December 31, 2016 was $0.5 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the years ended December 31, 2017 and December 31, 2016 was $0.2 million and $0.3 million, respectively.

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

During the years ended December 31, 2017 and December 31, 2016, the Company declared distributions totaling $1.45 and $1.35 per share, respectively.

 Income Taxes

Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated, and intends to qualify annually as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. To the extent the Company receives taxable income information from portfolio companies subsequent to the filing of the Form 10-K which alters taxable income estimates and book/tax differences as reported in the filing, the Company’s tax return will be trued-up.

The company's wholly-owned taxable subsidiary, HCAP Equity Holdings LLC, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of the HCAP Equity Holdings LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. HCAP Equity Holdings LLC is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2017. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2014-2016 for HCC LLC and the Company remain subject to examination by the IRS.

Excise Tax

The Company estimates excise tax based on timely information available. Excise tax for the year ended December 31, 2017 was $64,650. Excise tax for the year ended December 31, 2016 was $61,591.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our unsecured notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

As of December 31, 2017, the outstanding balance on the Credit Facility was $16.7 million. As of December 31, 2016, the outstanding balance on the Credit Facility was $26.9 million. As of December 31, 2017 and December 31, 2016, the Company was in compliance with its debt covenants.

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. As a result of the redemption, the Company recorded a loss on extinguishment of debt for the amount of the unamortized debt issuance costs. The loss on extinguishment of debt recorded for the twelve months ended December 31, 2017 was $0.6 million. The Company did not record a loss on extinguishment of debt in the twelve months ended December 31, 2016. The loss on extinguishment of debt is classified as a component of net investment income in the Company’s Consolidated Statement of Operations. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting offering costs of $1.2 million, were $27.7 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of December 31, 2017, the Company was in compliance with its debt covenants.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 41.7% and 36.4% of total debt investments outstanding as of December 31, 2017 and December 31, 2016, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 29.5% and 34.6% of total loan interest and fee income for the years ended December 31, 2017 and December 31, 2016, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31, 2017
	Shares	Proceeds
Shares issued	172,774	$2,318,427
Dividends reinvested	33,932	420,088
Shares repurchased	(36,614)	(401,902)
Total for the year ended December 31, 2017	170,092	$2,336,613

	Year Ended December 31, 2016
	Shares	Proceeds
Dividends reinvested	43,603	$504,977
Shares repurchased	(25,776)	(322,137)
Total for the year ended December 31, 2016	17,827	$182,840

	Year Ended December 31, 2015
	Shares	Proceeds
Dividends reinvested	46,996	$566,557
Shares repurchased	—	—
Total for the year ended December 31, 2015	46,996	$566,557

As of December 31, 2017, December 31, 2016 and December 31, 2015, the Company had no dilutive securities outstanding.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices.The Company sold 172,774 shares of stock in 2017 under these agreements at an average gross price of $14.03 per share.

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

During the year ended December 31, 2017, the Company repurchased 36,614 shares of its common stock at an average price of $10.98 per share, and a total cost of $401,902. During the year ended December 31, 2016, the Company repurchased 25,776 shares of its common stock at an average price of $12.50 per share, and a total cost of $322,137.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs. The Notes trade under the ticker HCAPZ and, as of December 31, 2017, the fair value of $29.3 million was based on the closing price of the Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2017 and December 31, 2016, unfunded commitments totaled $3.0 million and $2.1 million, respectively, and if funded, their estimated fair values on such dates were $3.0 million and $2.1 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or December 31, 2016. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively:

	Fair Values as of December 31, 2017

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$59,010,761	$59,010,761
Junior Secured	—	3,719,609	44,379,140	48,098,749
Equity and Equity Related Securities	—	—	7,958,168	7,958,168
Revenue Linked Security	—	—	533,000	533,000
	$—	$3,719,609	$111,881,069	$115,600,678

	Fair Values as of December 31, 2016

	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,221,062	$76,221,062
Junior Secured	—	8,098,791	44,442,975	52,541,766
CLO Equity	—	—	138,730	138,730
Equity and Equity Related Securities	—	—	4,207,964	4,207,964
Revenue Linked Security	—	—	992,012	992,012
	$—	$8,098,791	$126,002,743	$134,101,534

(1)	Senior secured category for December 31, 2016 includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2017 and December 31, 2016, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$59,010,761	Bond Yield	Risk adjusted discount factor	6.0% - 30.2%	10.6%

		Market	EBITDA multiple	2.2x - 6.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.1%	15.6%

Junior Secured	$44,379,140	Bond Yield	Risk adjusted discount factor	4.1% - 17.5%	12.6%

		Market	EBITDA multiple	0.9x - 10.9x	7.4x

		Income	Weighted average cost of capital	9.0% - 17.8%	15.1%

Equity and Equity Related Securities	$7,958,168	Market	EBITDA multiple	3.6x - 6.9x	5.5x

		Income	Weighted average cost of capital	10.0% - 25.0%	14.6%

Revenue Linked Security	$533,000	Income	Weighted average cost of capital	36.6%	36.6%

Type of Investment	Fair Value at December 31, 2016	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,221,062	Bond Yield	Risk adjusted discount factor	6.1% - 30.0%	13.5%

		Market	EBITDA multiple	0.8x - 9.7x	5.0x

		Income	Weighted average cost of capital	10.0% - 23.0%	17.4%

Junior Secured	$44,442,975	Bond Yield	Risk adjusted discount factor	4.2% - 26.0%	13.6%

		Market	EBITDA multiple	5.9x - 8.7x	7.3x

		Income	Weighted average cost of capital	13.0% - 25.0%	17.5%

Equity and Equity Related Securities	$4,207,964	Market	EBITDA multiple	4.1x - 9.7x	6.4x

		Income	Weighted average cost of capital	10.0% - 23.0%	18.3%

CLO Equity	$138,730	Estimated Liquidation Value	Discount applied to loans	50%	N/A

Revenue Linked Security	$992,012	Income	Weighted average cost of capital	50%	50%

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2017 and December 31, 2016. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year ended December 31, 2017
	Senior Secured	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue- Linked Security	December 31, 2017

Fair value of portfolio, beginning of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New/Add-on investments	33,058,389	17,952,428	—	4,267,737	—	55,278,554
Principal payments received	(52,116,306)	(7,735,662)	(76,947)	(662,304)	(605,612)	(61,196,831)
Loan origination fees received	(2,121,900)	(332,872)	—	(4,096)	—	(2,458,868)
Payment in kind interest earned	995,318	797,769	—	—	—	1,793,087
Accretion of deferred loan origination fees/discounts	2,071,919	263,719	—	—	—	2,335,638
Transfer to (from) level 3	—	(2,015,000)	—	—	—	(2,015,000)
Transfer (to) from investment type	4,300,000	(4,300,000)	—	—	—	—
Transfer (to) from other receivables	—	—	(28,532)	—	—	(28,532)
Net realized losses on investments	(1,995,421)	(6,293,866)	(33,251)	260,097	—	(8,062,441)
Change in unrealized appreciation (depreciation) on investments	(1,402,300)	1,599,649	—	(111,230)	146,600	232,719
Fair value of portfolio, end of period	$59,010,761	$44,379,140	$—	$7,958,168	$533,000	$111,881,069
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2017	$(2,812,484)	$(115,197)	$—	$(16,639)	$146,600	(2,797,720)

	Year ended December 31, 2016
	Senior Secured (1)	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue- Linked Security	December 31, 2016

Fair value of portfolio, beginning of period	$80,220,519	$43,593,371	$1,567,860	$1,824,777	$—	$127,206,527
New/Add-on investments	16,594,084	10,800,000	—	4,125,000	895,962	32,415,046
Principal payments received	(29,875,918)	(137,500)	(1,359,227)	(810,578)	—	(32,183,223)
Loan origination fees received	(1,096,399)	(251,000)	—	—	—	(1,347,399)
Payment in kind interest earned	523,371	836,219	—	35,978	103,165	1,498,733
Accretion of deferred loan origination fees/discounts	883,413	817,971	—	—	—	1,701,384
Transfer (to) from level 3	—	—	—	—	—	—
Transfer (to) from investment type	10,722,000	(10,722,000)	—	—	—	—
Net realized losses on investments	(700,465)	—	(69,903)	182,559	—	(587,809)
Change in unrealized appreciation (depreciation) on investments	(1,049,543)	(494,086)	—	(1,149,772)	(7,115)	(2,700,516)
Fair value of portfolio, end of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
Net unrealized depreciation relating to Level 3 assets still held at December 31, 2016	$(1,689,509)	$(494,084)	$—	$(1,239,932)	$(7,115)	$(3,430,640)

(1)	Senior secured category includes both first out and last out loans. The Company's last out senior secured loans are identified on the Schedule of Investments.

There was one transfer of an asset from Level 3 to Level 2 during the year ended December 31, 2017. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016. In order for an investment to be considered a Level 2 investment there must be multiple dealer quotes at the time of the fair value measurement and the quotes must be determined to be actionable.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $0.9 billion in credit assets of collateralized loan obligation and warehouse funds.

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

Incentive fee expense for the year ended December 31, 2017 totaled $0.1 million after giving effect to the total return requirement discussed above. Incentive fee expense for the year ended December 31, 2017 would have been $1.1 million had the total return requirement not applied. Incentive fee expense for the year ended December 31, 2016 totaled $1.4 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized appreciation (depreciation) of $1.5 million for the year ended December 31, 2017 and a net change in unrealized appreciation (depreciation) of $(3.5) million for the year ended December 31, 2016. The Company recorded net realized gains (losses) of $(8.1) million for the year ended December 31, 2017 and net realized gains (losses) of $(0.5) million for the year ended December 31, 2016.

Total base management fees and incentive management fees were $2.7 million and $4.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. Base and incentive management fees payable were $0.6 million and $0.9 million as of December 31, 2017 and December 31, 2016, respectively.

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

Total administrative services expense was $1.4 million and $0.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. Administrative services fees payable were $0.4 million and $0.3 million as of December 31, 2017 and December 31, 2016, respectively.

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

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the year ended December 31, 2017, we sold 172,774 shares at at average price of $14.03 per share through these agreements.

Note 8. Commitments and Contingencies

At December 31, 2017, the Company had a total of $3.0 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2016, the Company had a total of $2.1 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value, if drawn, as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
	Unfunded Commitment	Extended Fair Value of Unfunded Commitment	Unfunded Commitment	Extended Fair Value of Unfunded Commitment
24/7 Software, Inc.	$300,000	$297,067	$—	$—
Chemical Information Services, LLC	—	—	285,000	285,000
Direct Med Parts & Service, LLC	1,000,000	1,000,000	—	—
Infinite Care, LLC	—	—	800,000	789,235
King Engineering Associates, Inc.	300,000	300,000	—	—
Lanco Acquisition, LLC	—	—	450,000	450,000
Northeast Metal Works LLC	—	—	310,761	310,761
Surge Busy Bee Holdings, LLC	300,000	287,652	—	—
WorkWell, LLC	—	—	300,000	296,378
V-Tek, Inc.	1,113,903	1,113,903	—	—
Total	$3,013,903	$2,998,622	$2,145,761	$2,131,374

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2017, December 31, 2016 or December 31, 2015.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net increase in net assets resulting from operations	$1,632,586	$6,006,487	$6,411,013
Weighted average shares outstanding (basic and diluted)	6,412,215	6,282,360	6,249,346
Net increase in net assets resulting from operations per share	$0.25	$0.96	$1.03

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase in net assets resulting from operations	$1,632,586	$6,006,487	$6,411,013
Net change in unrealized depreciation (appreciation) on investments	(1,458,173)	3,528,349	2,182,647
Incentive fees on net unrealized depreciation on investments	—	—	(92,883)
Book/tax difference due to acceleration of loan fees on modified investments	(399,791)	(21,183)	70,415
Book/tax difference due to interest income on certain investments	299,656	(197,831)	(298,798)
Interest income in HCAP Equity Holdings LLC	(420,493)	—	—
Operating expenses in HCAP Equity Holdings LLC	245,271	—	—
Book/tax difference due to capital losses	766,206	148,716	1,060,320
Book/tax difference due to partnership income on certain equity investments	—	(17,853)	(83,052)
Excise and income taxes not deductible	128,215	61,591	1,393
Capital loss carryforward	7,296,235	368,870	—
Taxable/Distributable Income	$8,089,712	$9,877,146	$9,251,055

The gross unrealized appreciation, gross unrealized depreciation and net unrealized depreciation of the Company's investments for federal income tax purposes totaled $4.0 million, $6.5 million and $2.5 million, respectively.  The tax cost of investments is $118.1 million. The components of accumulated undistributed and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2017	2016	2015
Ordinary income	$1,108,620	$2,795,424	$1,183,219
Realized capital gains	$—	$—	$1,509

At December 31, 2017, the Company had a net long term capital loss carryforward of $7.7 million to offset future net capital gains. This loss carryforward does not have an expiration date.

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

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company did not incur a U.S. federal excise tax for calendar year 2013. The Company incurred a U.S. federal excise tax of $43,727 for calendar year 2014, $1,393 for calendar year 2015, $85,512 for calendar year 2016, and expects to incur $30,226 for 2017.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013 through December 31, 2017:

	2017	2016	2015	2014	2013

Per share data:
Net asset value at beginning of period	$13.86	$14.26	$14.60	$14.45	$16.89
Net investment income, after taxes (1)	1.28	1.60	1.54	1.34	1.32
Realized (losses) gains on investments (1)	(1.26)	(0.08)	(0.17)	0.10	—
Net change in unrealized appreciation (depreciation) on investments	0.23	(0.56)	(0.34)	0.06	(0.39)
Net increase in net assets from operations	0.25	0.96	1.03	1.50	0.93
Distributions from net investment income	(1.45)	(1.35)	(1.29)	(1.35)	(2.48)
Distributions from capital gains	—	—	(0.06)	—	(0.10)
Total Distributions	(1.45)	(1.35)	(1.35)	(1.35)	(2.58)
Effect of shares issued, net of offering expenses	—	(0.01)	(0.02)	—	(0.79)
Net asset value at end of period	$12.66	$13.86	$14.26	$14.60	$14.45
Net assets at end of period	81,781,429	87,122,296	89,414,256	90,872,315	88,854,486
Shares outstanding at end of period	6,457,588	6,287,496	6,269,669	6,222,673	6,148,227
Weighted average shares outstanding (basic) (2)	6,412,215	6,282,360	6,249,346	6,185,061	4,429,639
Per share market value at end of period	$10.96	$13.75	$11.73	$11.54	$15.02

Ratios and Supplemental data:
Net Asset Value Total Return (3)	2.62%	9.17%	9.20%	11.85%	1.18%
Market Price Total Return (4)	(10.45)%	31.66%	13.64%	(14.95)%	5.78%
Average Net Assets	$85,071,701	$87,281,555	$89,888,327	$89,846,742	$64,066,052
Ratio of expenses to average Net assets (5)	12.30%	12.42%	11.88%	7.13%	4.57%
Ratio of net investment income to average Net assets	9.68%	11.52%	10.74%	9.20%	9.10%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	The shares outstanding and per share amounts for the periods prior to May 2013 have been adjusted for the conversion rate of 0.99 shares for each unit. See Note 1.
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

Note 12. Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last eight quarters prior to December 31, 2017. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Total investment income	4,670	5,083	$4,815	$4,136
Net investment income	2,238	2,515	1,560	1,925
Net increase (decrease) in net assets resulting from operations	2,334	(1,860)	(333)	1,492
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.37	$(0.29)	$(0.05)	$0.23

	Quarter Ended
(in thousands, except per share data)	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Total investment income	5,473	4,729	$5,494	$5,197
Net investment income	2,571	2,069	2,979	2,433
Net (decrease) increase in net assets resulting from operations	(133)	993	2,370	2,777
Net (decrease) increase in net assets resulting from operations per share (basic and diluted)	$(0.02)	$0.16	$0.38	$0.44

Note 13. Subsequent Events

During the first quarter of 2018, the Company repurchased 64,897 shares of its common stock at an average price of $10.75 per share.

During the first quarter of 2018, the Company increased its debt investment in Infinite Care, LLC by $0.4 million through two over-advances on its revolver commitment. HCAP also took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to preferred equity.

On January 24, 2018, the Company made a $7.0 million senior secured debt investment and a $0.2 million preferred equity investment in Coastal Screen and Rail, LLC. The debt investment consists of a $6.5 million term loan and a $0.5 million revolver. The term loan carries an interest rate of 10.50% cash plus 1.50% PIK. The revolver carries an interest rate of LIBOR + 8.00% on funded balances.

On February 8, 2018, the Company declared monthly distributions of $0.095 per share payable on each of February 28, 2018, March 27, 2018 and April 26, 2018.

On March 7, 2018, the Company received a full repayment at par plus a 2% prepayment fee on its $2.0 million junior secured debt investment in Turning Point Brands, Inc. The Company generated an internal rate of return ("IRR") of 15.0% on its investment. IRR is the rate of return that makes the net present value of all cash flows into or from the investment equal to zero, and is calculated based on the amount of each cash flow received or invested by the Company and the day it was invested or received.

On March 12, 2018, the Company received $3.9 million for its $4.6 million debt and $0.3 million equity investments in WorkWell, LLC. The Company also entered into a royalty agreement with the sponsor allowing it to recover up to another $0.1 million on its investment subject to certain future events. The Company generated a combined IRR of 5.2% on its debt and equity investments in WorkWell, LLC.

On March 28, 2018, our board of directors appointed Joseph A. Jolson (Chairman of our board of directors) as the Chief Executive Officer of the Company, effective as of such date. Mr. Jolson succeeds Richard P. Buckanavage, who stepped down from his positions as Chief Executive Officer and President on March 28, 2018, to assume the role of Managing Director - Head of Business Development, effective as of such date. In addition, Mr. Buckanavage continues to serve as a principal and member of the investment committee of our investment adviser, along with Mr. Jolson. On March 28, 2018, our board of directors also appointed James Fowler as the Chief Investment Officer of the Company. Mr. Fowler is also a member of the investment committee at our investment adviser. The addition of Mr. Fowler strengthens the investment team at our investment adviser following the resignation of Ryan T. Magee, a Vice President of the Company and a principal of our investment adviser, on March 8, 2018.

In addition, on March 28, 2018, as part of the previously announced process initiated by the Company to transition the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser, the board accepted the resignations of Craig R. Kitchin, the Company’s Chief Financial Officer and Secretary, and Renee Lefebvre, the Company’s Chief Compliance Officer, each effective as of April 2, 2018. Mr. Kitchin and Ms. Lefebvre are employed by JMP Credit Advisors. To succeed Mr. Kitchin and Ms. Lefebvre, our board of directors appointed William Alvarez as Chief Financial Officer, Chief Compliance Officer, and Secretary, effective as of April 2, 2018. The resignations of Mr. Kitchin and Ms. Lefebvre are not related to the events disclosed in the Company's Rule 12b-25 filing on March 15, 2018.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act, as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to the material weakness in internal control over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain an effective control environment as material financial information from one of our portfolio companies was not promptly supplied to our financial staff by certain senior investment professionals, including the Company’s then-Chief Executive Officer and a senior investment professional responsible for this portfolio company.  Specifically, a senior investment professional misrepresented information necessary to support the portfolio company valuation, and the Company's then-CEO failed to reinforce the need for compliance with the Company’s valuation policies and procedures, which resulted in inappropriate business conduct.

 This control deficiency did not result in a misstatement to the Company’s consolidated financial statements. However, this control deficiency could result in a misstatement to our annual or interim consolidated financial statements that would result in a material misstatement that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan and Activities

*      The Company accepted the resignation of the senior investment professional directly responsible for the investment in which material information was not promptly communicated to the financial staff.
*     Joseph Jolson, our Chairman of the Board, has assumed the additional role of Chief Executive Officer of the Company.

*     Richard Buckanavage has stepped down from his role as President and CEO to the role of Managing Director - Head of Business Development, where his efforts will be focused on origination of new portfolio investment opportunities.  He reports to Mr. Jolson and will not have a financial reporting role within the organization.
*     The Company has hired James Fowler as its Chief Investment Officer who is responsible for the daily management of Company’s portfolio company investments after they are made, and will be specifically charged with ensuring that financial and related information from the portfolio companies is routed directly from the portfolio companies to the Company’s financial staff.  He reports to Mr. Jolson.

*	Members of senior management, with the participation and input of the Audit Committee and the Board of Directors, have and will increase communication with, and training of employees regarding:
▪ Our commitment to ethical standards and the integrity of our business practices;
▪ Requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and other Company policies; and
▪ Availability of and processes for reporting suspected violations of law or our Code of Ethics and Business Conduct.

The Company is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will provide further updates to the Company’s Board on an ongoing basis with measurable milestones and responsibilities regarding the progress of our remediation efforts.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On March 28, 2018, our board of directors appointed Joseph A. Jolson (Chairman of our board of directors) as the Chief Executive Officer of the Company, effective as of such date. Mr. Jolson succeeds Richard P. Buckanavage, who stepped down from his positions as Chief Executive Officer and President on March 28, 2018, to assume the role of Managing Director - Head of Business Development, effective as of such date. In addition, Mr. Buckanavage continues to serve as a principal and member of the investment committee of our investment adviser, along with Mr. Jolson. On March 28, 2018, our board of directors also appointed James Fowler as the Chief Investment Officer of the Company. Mr. Fowler is also a member of the investment committee at our investment adviser. The addition of Mr. Fowler strengthens the investment team at our investment adviser following the resignation of Ryan T. Magee, a Vice President of the Company and a principal of our investment adviser, on March 8, 2018.

In addition, on March 28, 2018, as part of the previously announced process initiated by the Company to transition the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser, the board accepted the resignations of Craig R. Kitchin, the Company’s Chief Financial Officer and Secretary, and Renee Lefebvre, the Company’s Chief Compliance Officer, each effective as of the close of business on April 2, 2018. Mr. Kitchin and Ms. Lefebvre are employed by JMP Credit Advisors. To succeed Mr. Kitchin and Ms. Lefebvre, our board of directors appointed William Alvarez as Chief Financial Officer, Chief Compliance Officer, and Secretary, effective as of the close of business on April 2, 2018. The resignations of Mr. Kitchin and Ms. Lefebvre are not related to the events disclosed in the Company's 12b-25 filing on March 15, 2018.

Mr. Fowler, age 56, also serves as and has been a Managing Director of JMP Group, a full-service investment banking and asset management firm, since February, 2001. Commencing April 2016 to present, he is serving as the Portfolio Manager of JMP Capital I LLC, which is a credit fund providing debt capital to lower middle market companies. Prior to this role, from 2010 to 2016, Mr. Fowler was a Co-Portfolio Manager of Harvest Opportunities Partners II, which was a market-neutral equity hedge fund dedicated to investing in small and mid-sized financial services companies. Mr. Fowler joined JMP’s asset management platform in February 2007, and from February 2008 until December 2012, he was the non-Executive Chairman of the Board of Directors of New York Mortgage Trust (NASD: NYMT), which is a New York-based mortgage real estate investment trust (REIT) that was recapitalized in February 2008 by entities owned by JMP Group. From February 2001 to February 2007, Mr. Fowler was a senior equity research analyst at JMP Group’s broker/dealer (JMP Securities) where he covered a wide range of mortgage and specialty finance companies. During this period, from 2005-2007, he also served as Co-Director of Equity research. Mr. Fowler holds a B.S. degree in Finance from Golden Gate University.

Mr. Alvarez, age 64, also serves as Managing Director of HCAP Advisors, which he joined in August 2017. Mr. Alvarez brings over 30 years of experience in finance, accounting and asset management to the Company. Mr. Alvarez, from December 2004 to December 2009, was Chief Financial Officer and Secretary of Patriot Capital Funding, Inc., a BDC that went public in 2005 and later merged with another business in December 2009. From Mid-2010 to November 2014, Mr. Alvarez served as a consultant and then Chief Financial Officer and later Interim Chief Executive Officer of NH Northeast, LLC, an international computer learning center that operated 17 locations in the Northeast. From November 2014 to May 2016, Mr. Alvarez served as the Chief Financial Officer of Natural Markets Food Group, an international organic retail food organization with operations in the US and Canada. From June 2016 until joining HCAP Advisors in August 2017, Mr. Alvarez provided outsourced accounting and consulting services through CFO Finance, LLC. Mr. Alvarez is a licensed Certified Public Accountant in the State of Connecticut.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements of Harvest Capital Credit Corporation are filed herewith:

 2. The following financial statement schedule is filed herewith:

Page

Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2017	113

3. Exhibits required to be filed by Item 601 of Regulation S-K.

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

4.5
Second Supplemental Indenture relating to the 6.125% Notes due 2022 between Harvest Capital Credit Corporation and U.S. Bank National Association (incorporated by reference to the registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2017).

4.6	Form of 6.125% Notes due 2022 (incorporated by reference to the registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2018).

10.1	Form of Dividend Reinvestment Plan (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.2	Investment Advisory and Management Agreement (incorporated by reference to the registrant’s quarterly report on Form 10-Q, File No. 1-35906, filed on November 12, 2013).

10.3	Form of Custody Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.4	Form of Administration Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.5	Form of License Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.6	Form of Registration Rights Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

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

10.13
Fourth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of August 4, 2016, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.14
Pledge Agreement, dated as of August 4, 2016, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.15
Fifth Amendment to Loan and Security Agreement, dated as of April 28, 2017, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K, File No. 814-00985, filed on May 3, 2017).

10.16
Limited Waiver and Consent to Loan and Security Agreement, dated as of August 18, 2017, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's Registration Statement on Form N-2, File No. 333-218821, filed on August 23, 2017).

10.17
Sixth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of November 28, 2017, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto.*

10.18	Pledge Agreement, dated as of November 28, 2017, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent.*

11.1	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12.1	Computation of Ratios of Earnings to Fixed Charges. *

21.1	List of Subsidiaries: HCAP Equity Holdings, LLC, a Delaware limited liability company, and HCAP ICC, LLC, a Delaware limited liability company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* Filed herewith.

c. Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2017

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
Non-Majority Owned Control Investments
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/2018 (13.00%; the greater of 13.00% of LIBOR + 7.50%		$—	$—	$119,821	$1,807,299	$17,701	$(1,825,000)	$—

Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	—	127,421	149,154	200,000	127,421	—	327,421

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	(15,393)	155,859	923,947	—	(94,098)	829,849

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK	(8) (13)	—	(2,366,893)	653,687	5,916,570	318,209	(2,742,779)	3,492,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	—	70,875	200,000	1,865,000	—	2,065,000

	Class A Common Equity Units (3,000,000 Units)		—	(1,266,500)	—	1,266,500	—	(1,266,500)	—

Total Non-Majority Owned Control Investments			$—	$(3,521,365)	$1,149,396	$10,314,316	$2,328,331	$(5,928,377)	$6,714,270

Non-Control Affiliate Investments
Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	$—	$116,502	$—	$—	$616,502	$—	$616,502

24/7 Software, Inc.(formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	198,005	—	2,971,772	(112,500)	2,859,272

	Revolving Line of Credit, due 07/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

	Common Equity Interest (950 Units)	(7)	—	350,000	—	—	1,300,000	—	1,300,000

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 6.00% PIK	(9) (15)	—	(237,269)	1,760,994	11,678,261	530,621	(2,556,882)	9,652,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(18,000)	215,961	1,189,239	1,295,751	(1,002,990)	1,482,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	—	(119,000)	—	—	1,600,000	(119,000)	1,481,000

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/2016 (17.00% PIK)		(1,995,421)	1,957,463	—	37,959	1,957,462	(1,995,421)	—

	Common Equity Interest (Peekay Boutiques, Inc.) (35,000 Units)		(105,000)	105,000	—	—	105,000	(105,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	93,526	343,208	—	3,500,000	—	3,500,000

	Senior Secured Revolver, due 3/2021 (8.00%; 3M LIBOR + 6.50%)	(6)	—	—	54,543	—	1,036,097	(150,000)	886,097

	Common Equity Interest (90 Units)	(7)	—	201,000	—	—	351,000	—	351,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	—	(677,146)	727,153	4,546,000	135,584	(825,584)	3,856,000

	Preferred Equity Interest (250,000 Units)		—	(170,000)	—	170,000	—	(170,000)	—

	Common Equity Interest (250,000 Units)		—	(523)	—	523	—	(523)	—

Subtotal: Non-Control Affiliate Investments			$(2,100,421)	$1,601,553	$3,299,864	$17,621,982	$15,399,789	$(7,037,900)	$25,983,871

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2017.

(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to preferred equity.

(9)
The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash play plus 6.5% PIK from 6/1/18 until expiration of the interim advance.

(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining

As of December 31, 2017, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	30,842,712	27,792,369	24.0%	34.0%
Equity	7,507,273	4,905,772	4.2%	6.0%
Total	38,349,985	32,698,141	28.2%	40.0%

The rate type of affiliate debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	14,111,800	13,993,272	12.1%	17.1%
Floating rate	16,730,912	13,799,097	11.9%	16.9%
Total	30,842,712	27,792,369	24.0%	34.0%

The industry composition of affiliate investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	1,557,273	1,773,772	1.5%	2.2%
Capital Equipment	4,442,571	4,737,097	4.1%	5.8%
Healthcare & Pharmaceuticals	15,688,341	9,413,000	8.1%	11.5%
High Tech Industries	3,809,272	4,159,272	3.6%	5.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Total	38,349,985	32,698,141	28.2%	40.0%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2016

Portfolio Company	Investment	Amount of Interest and Fees Credited to Income (1)	December 31, 2015 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2016 Value

Non-Majority Owned Control Investments

Flight Engine Leasing III, LLC	Senior Secured Term Loan, due 12/13/2018	$13,474	—	$1,832,999	(25,000)	$1,807,999
	(13.00%; the greater of 13.00% or LIBOR + 7.50%)

	400 Common Equity Units	$—	$—	$200,000	$—	$200,000
	(33.33% of fully diluted common equity)

Flight Lease VII, LLC	1,800 Common Equity Units	$157,269	$—	$935,978	$(12,031)	$923,947
	46.15% on a fully diluted basis

Total Non-Majority Owned Control Investments		$170,743	$—	$2,968,977	$(37,031)	$2,931,946

Non-Control Affiliate Investments

Infinite Care, LLC	Senior Secured Term Loan, due 02/28/2019	$655,623	$—	$5,920,025	$(3,455)	$5,916,570
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	Revolving Line of Credit, due 02/28/2019	$1,683	$—	$200,000	$—	$200,000
	(12.62%; LIBOR+12.00% with 0.42% LIBOR floor)

	3,000,000 Class A Common Equity Units	$—	$—	$3,000,000	$(1,733,500)	$1,266,500
	(27.00% on a fully diluted basis)

Peekay Acquisition, LLC	Senior Secured Term Loan (Last Out), due 2/15/16	$(26,776)	$1,442,394	$12,224	$(1,416,659)	$37,959
	(17.00 PIK)

	35,775 Shares of Common Equity Stock (Peekay Boutiques, Inc.)	$—	$—	$—	$—	$—
	(5.95% of fully diluted common shares)

WorkWell, LLC	Senior Secured Term Loan, due 10/21/2020	$598,565	$4,625,099	$39,651	$(118,750)	$4,546,000
	(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	Revolving Line of Credit, due 10/21/2020	$—	$—	$—	$—	$—
	(12.43%; LIBOR + 11.50% with a 0.50% LIBOR floor)

	250,000 Preferred Equity Units	$—	$250,000	$—	$(80,000)	$170,000
	(6.16% of fully diluted common equity)

	250,000 Common Equity Units	$—	$—	$523	$—	$523
	(0.12% of fully diluted common equity)

Total Affiliate Investments		$1,229,095	$6,317,493	$9,172,423	$(3,352,364)	$12,137,552

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: April 2, 2018	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 2, 2018	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer and Director (Principal Executive Officer)

Date: April 2, 2018	/s/ Craig R. Kitchin
Craig R. Kitchin Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: April 2, 2018	/s/ Richard P. Buckanavage
Richard P. Buckanavage Director

Date: April 2, 2018	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: April 2, 2018	/s/ Jack G. Levin
Jack G. Levin Director

Date: April 2, 2018	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director