Form 10-Q
period 2018-03-31
Harvest Capital Credit Corp
filed 2018-05-10
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 29th Floor New York, NY 10017 (Address of principal executive offices) (Zip Code)

(212) 906-3589
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 9, 2018 was 6,389,380.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2018

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $78,390,598 at 3/31/18 and $80,790,705 at 12/31/17)	$80,556,770	$82,902,537
Affiliated investments, at fair value (cost of $28,955,241 at 3/31/18 and $26,365,364 at 12/31/17)	30,355,217	25,983,871
Control investments, at fair value (cost of $12,725,889 at 3/31/18 and $11,984,621 at 12/31/17)	7,360,076	6,714,270
Total investments, at fair value (cost of $120,071,728 @ 3/31/18 and $119,140,690 at 12/31/17)	118,272,063	115,600,678

Cash	187,301	4,233,597
Restricted cash	1,895,942	7,230,840
Interest receivable	364,410	287,408
Accounts receivable – other	530,018	37,688
Deferred offering costs	146,446	146,446
Deferred financing costs	462,089	508,284
Other assets	75,968	107,899
Total assets	$121,934,237	$128,152,840

LIABILITIES:
Revolving line of credit	$9,300,000	$16,721,853
Unsecured notes (net of deferred offering costs of $959,462 at 3/31/18 and $1,004,448 at 12/31/17)	27,790,538	27,745,552
Accrued interest payable	127,264	139,148
Accounts payable - base management fees	1,163,555	582,912
Accounts payable - administrative services expenses	697,463	397,463
Accounts payable and accrued expenses	1,548,787	782,726
Other liabilities	10,693	1,757
Total liabilities	40,638,300	46,371,411

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,528,462 issued and 6,401,175 outstanding at 3/31/18 and 6,519,978 issued and 6,457,588 outstanding at 12/31/17	6,528	6,520
Capital in excess of common stock	93,132,713	93,043,208
Treasury shares at cost, 127,287 and 62,390 shares at 3/31/18 and 12/31/17, respectively	(1,421,951)	(724,039)
Accumulated realized losses on investments	(9,809,603)	(8,923,961)
Net unrealized depreciation on investments	(1,799,664)	(3,540,012)
Undistributed net investment income	1,187,914	1,919,713
Total net assets	81,295,937	81,781,429
Total liabilities and net assets	$121,934,237	$128,152,840

Common stock outstanding	6,401,175	6,457,588

Net asset value per common share	$12.70	$12.66

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,325,116	$3,262,380
Cash - affiliated investments	706,571	272,830
Cash - control investments	83,388	92,957
PIK - non-affiliated/non-control investments	196,042	412,818
PIK - affiliated investments	167,877	78,013
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	191,033	518,262
Affiliated investments	15,841	15,988
Control investments	—	3,526
Total interest income	3,685,868	4,656,774
Other income	54,916	12,964
Total investment income	3,740,784	4,669,738

Expenses:
Interest expense - revolving line of credit	138,839	200,019
Interest expense - unused line of credit	81,655	65,843
Interest expense - deferred financing costs	55,121	74,848
Interest expense - unsecured notes	440,235	481,251
Interest expense - deferred offering costs	44,986	51,705
Total interest expense	760,836	873,666

Professional fees	1,032,288	221,252
General and administrative	290,285	245,728
Base management fees	580,643	680,184
Incentive management fees	—	58,005
Administrative services expense	300,000	300,000
Total expenses, before reimbursement	2,964,052	2,378,835

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	(438,556)	—

Total expenses, after reimbursement	2,525,496	2,378,835

Net Investment Income, before taxes	1,215,288	2,290,903

Excise Tax	—	53,246

Net Investment Income, after taxes	1,215,288	2,237,657

Net realized gains (losses):
Non-affiliated / Non-control investments	—	4,096
Affiliated investments	(885,642)	—
Net realized gains (losses)	(885,642)	4,096
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	54,343	367,358
Affiliated investments	1,781,469	(300,115)
Control investments	(95,463)	24,557
Net change in unrealized appreciation on investments	1,740,349	91,800
Total net unrealized and realized gains on investments	854,707	95,896

Net increase in net assets resulting from operations	$2,069,995	$2,333,553

Net investment income per share	$0.19	$0.35
Net increase in net assets resulting from operations per share	$0.32	$0.37
Weighted average shares outstanding (basic and diluted)	6,437,478	6,350,229
Dividends paid per common share (basic and diluted)	$0.30	$0.34

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31,
	2018		2017
Increase in net assets from operations:		14.3
Net investment income	$1,215,288	1	$2,237,657
Net realized gains (losses) on investments	(885,642)		4,096
Net change in unrealized appreciation on investments	1,740,349		91,800
Net increase in net assets resulting from operations	2,069,995		2,333,553

Distributions to shareholders (1):
Distributions	(1,947,088)		(2,146,910)
Decrease in net assets resulting from shareholder distributions	(1,947,088)		(2,146,910)

Capital share transactions:
Issuance of common shares (net of offering costs of $39,139)	—		1,522,025
Reinvestment of dividends (2)	89,508		92,653
Share repurchases	(697,907)		—
Net increase (decrease) in net assets from capital share transactions	(608,399)		1,614,678

Total increase (decrease) in net assets	(485,492)		1,801,321
Net assets at beginning of period	81,781,429		87,122,296

Net assets at end of period	$81,295,937		$88,923,617

Capital share activity (common shares):
Shares issued from stock offering	—		109,774
Shares issued from reinvestment of dividends	8,484		6,919
Shares repurchased	(64,897)		—
Net increase (decrease) in capital share activity	(56,413)		116,693

(1)	Net investment income exceeded distributions for the three months ended March 31, 2018 and 2017 in the amount of $731,800 and $90,747, respectively. See Dividends and Distributions Policy in Note 2.
(2)	Net of par value of shares issued of $7 and $7 and funds received for fractional shares of $10 and $25 for March 31, 2018 and 2017, respectively.
 See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,069,995	$2,333,553
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(363,919)	(490,831)
Paid in kind income collected	—	9,902
Net realized losses (gains) on investments	885,642	(4,096)
Net change in unrealized appreciation of investments	(1,740,349)	(91,800)
Amortization of fees, discounts and premiums, net	(206,874)	(537,776)
Amortization of deferred financing costs	55,121	74,848
Amortization of deferred offering costs	44,986	51,705
Proceeds from sales of investments	4,878	—
Purchase of investments (net of loan origination and other fees)	(8,350,000)	(10,977,594)
Proceeds from principal payments	7,082,781	11,351,357
Changes in operating assets and liabilities
Increase in interest receivable	(77,002)	(344,040)
(Increase) decrease in accounts receivable - other and other assets	(443,948)	16,094
Increase (decrease) in accrued interest payable	(11,884)	39,186
Increase (decrease) in accounts payable and other liabilities	1,646,714	(69,202)

Net cash provided by operating activities	596,141	1,361,306

Cash flows from financing activities:
Borrowings on revolving credit facility	8,500,000	12,000,000
Repayment of borrowings on revolving credit facility	(15,921,853)	(12,176,605)
Financing costs	—	(12,516)
Offering costs	—	(37,457)
Proceeds from the issuance of common stock	6	1,529,963
Repurchased shares (held in Treasury Stock)	(697,907)	—
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $89,508 and $92,653, respectively)	(1,857,581)	(2,054,257)

Net cash used in financing activities	(9,977,335)	(750,872)

Net increase (decrease) in cash during the period	(9,381,194)	610,434

Cash at beginning of period	11,464,437	7,556,978

Cash at end of period (1)	$2,083,243	$8,167,412

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$89,508	$92,653

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$672,613	$707,926
Cash paid during the period for taxes	$—	$103,797

(1) Consists of cash and restricted cash of $187,301 and $1,895,942 respectively, at March 31, 2018, and $5,129,081 and $3,038,331 respectively at March 31, 2017.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of March 31, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace & Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$428,456	$273,703	$428,300
					428,456	273,703	428,300

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (11.00%; 1M LIBOR + 9.25%)		4,500,000	4,463,488	4,477,000
					4,500,000	4,463,488	4,477,000

Bridgewater Engine Ownership III, LLC (0.1%) *	10/2014	Aerospace &Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		86,723	73,648	86,723
					86,723	73,648	86,723

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	71,256
						125,000	71,256

CP Holding Co. Inc (Choice Pet) (3.6%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	2,904,965	2,899,852
					2,899,852	2,904,965	2,899,852

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11.63%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,495,000	5,412,371	5,495,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,495,000	5,412,371	5,495,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		3,990,133	3,964,331	3,990,133
	04/2012		Common Equity Warrants (204 Shares)			12,500	188,062
					3,990,133	3,976,831	4,178,195

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.30%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,905,720	3,837,500
					4,000,000	3,905,720	3,837,500

Flight Lease XIII, LLC (0.3%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		286,715	283,244
						286,715	283,244

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	878,840
						—	878,840

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.55%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,946,348	2,776,000
					3,000,000	2,946,348	2,776,000

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
IAG Engine Center, LLC (1.1%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	503,395	447,506	503,395
			Revenue Linked Security	(6) (10)		221,458	325,000
					503,395	668,964	828,395

King Engineering Associates, Inc. (9.5%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.67%; 1M LIBOR +10.00%)		6,559,500	6,472,033	6,559,500
	10/2017		Class A Interest (86,433 Units)	(10)		521,146	1,166,500
					6,559,500	6,993,179	7,726,000

ProAir Holdings Corporation (7.8%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,409,176	6,341,499
					6,500,000	6,409,176	6,341,499

Regional Engine Leasing, LLC (4.2%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,343,435	3,283,769	3,343,435
			Residual Value	(3)		102,421	115,600
					3,343,435	3,386,190	3,459,035

Safety Services Acquisition Corp. (8.8%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (15.13%; 3M LIBOR + 11.00% with a 1.00% floor plus 2.00% default interest)	(8)	7,125,000	7,085,055	7,085,000
	04/2012		Series A Preferred Interest (100,000 Shares)			100,000	48,000
					7,125,000	7,185,055	7,133,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.71%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,952,568	3,959,000
					4,000,000	3,952,568	3,959,000

Sitel Worldwide Corporation (2.2%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (11.25%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,724,588	1,764,583
					1,750,000	1,724,588	1,764,583

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.75%; 1M LIBOR + 10.00%)		4,875,000	4,668,443	4,675,042
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,512,501	2,415,747	2,419,148
			Revolving Line of Credit, due 11/2021 (9.75%, 1M LIBOR+8.00%)	(4)	100,000	100,000	100,000
			Class B Equity Warrants (210 Units)			152,950	200,901
					7,487,501	7,337,140	7,395,091

World Business Lenders, LLC (0.2%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	178,803
						200,000	178,803

Wetmore Tool and Engineering (5.0%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,027,234	3,977,841	4,027,234
					4,027,234	3,977,841	4,027,234

Yucatan Foods, L.P. (15.2%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 12.00% cash/2.50% PIK)	(8)	9,163,232	9,043,660	9,153,000

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,179,221	3,143,448	3,179,220
					12,342,453	12,187,108	12,332,220
Subtotal Non-Control / Non-Affiliate Investments					$78,038,682	$78,390,598	$80,556,770

Affiliate Investments
Coastal Screen and Rail, LLC (8.9%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,468,158	$6,332,461	$6,342,091
	01/2018		Revolving Line of Credit, due 07/2022 (10.01%; 3M LIBOR + 8.00%)		500,000	500,000	490,370
	01/2018		Preferred Equity Interest (10.3% Preferred Equity Interest; 6.21% fully diluted Common Equity)	(10)		150,000	415,181
					6,968,158	6,982,461	7,247,642

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		389,757	651,853
						389,757	651,853

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) (4.9%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,831,250	2,804,766	2,823,000
			Revolving Line of Credit, due 07/2021 (11.13%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Equity Interest (950 Units)	(10)		950,000	1,183,500
					2,831,250	3,754,766	4,006,500

Northeast Metal Works LLC (16.6%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.75%; 10.50% Cash plus 6.25% PIK)		9,938,444	9,906,356	9,804,500
			Revolving Line of Credit, due 12/2019 (14.25%)	(13)	1,650,000	1,650,000	1,629,500
	05/2017		Preferred Equity Interest (2,493 Class A Units)	(10)		1,595,520	2,048,000
					11,588,444	13,151,876	13,482,000

V-Tek, Inc. (6.1%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.13%; 3M LIBOR + 11.00%)		3,478,125	3,390,284	3,478,125
			Senior Secured Revolver, due 03/2021 (8.63%; 3M LIBOR + 6.50%)	(4)	1,136,097	1,136,097	1,136,097
			Common Equity Interest (90 Units)	(10)		150,000	353,000
					4,614,222	4,676,381	4,967,222
Subtotal Affiliate Investments					$26,002,074	$28,955,241	$30,355,217

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)			$857,273	$859,918
						857,273	859,918

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace &Defense	Common Equity Interest (400 Units)	(10)		193,267	308,158
						193,267	308,158

Infinite Care, LLC (7.6%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.68%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		4,435,674	3,760,349	3,286,000

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
			Revolving Line of Credit, due 02/2019 (13.68%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,915,000	2,915,000	2,906,000
			Membership Interest (100% membership interests)	(12)		5,000,000	—
					7,350,674	11,675,349	6,192,000
Subtotal Control Investments					$7,350,674	$12,725,889	$7,360,076

Total Investments at 3/31/18 (145.5%) *					$111,391,430	$120,071,728	$118,272,063

* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at March 31, 2018.

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

(7)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancements to AMS Flight Leasing, LLC.
(8)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(9)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(10)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(11)	This portfolio company investment is a level 2 asset. Portfolio company investments without this footnote are level 3 assets whose values were determined using significant unobservable inputs.
(12)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of March 31, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, HCAP took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of March 31, 2018. In addition, for the three months ended March 31, 2018, the Company funded $0.9 million in revolver advances to ICC to fund their liquidity needs.

ICC had $3.5 million in cash receipts in the first quarter of 2018, and also had $0.7 million in cash, among other current and long-term assets and current liabilities, and long-term liabilities consisting only of the $7.4 million debt principal it owed the Company (which included $445,000 of payment-in-kind interest due to the Company at the maturity of its debt investments in ICC) and no other debt as of March 31, 2018.

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

(13)
The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1% of the Company's total assets.

See accompanying notes to unaudited financial statements.

As of March 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$62,627,588	$62,591,226	52.9%	77.0%
Junior Secured Debt	46,436,132	46,405,021	39.2%	57.1%
Equity	10,786,550	8,950,816	7.6%	11.0%
Revenue Linked Security	221,458	325,000	0.3%	0.4%
Total	$120,071,728	$118,272,063	100.0%	145.5%

The rate type of debt investments at fair value as of March 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$53,273,960	$53,540,872	49.1%	65.9%
Floating Rate	55,789,759	55,455,375	50.9%	68.2%
Total	$109,063,719	$108,996,247	100.0%	134.1%

The industry composition of investments at fair value as of March 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$6,129,517	$6,905,626	5.8%	8.5%
Automotive	—	878,840	0.7%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	178,803	0.2%	0.2%
Beverage, Food & Tobacco	16,092,828	16,169,720	13.7%	19.9%
Capital Equipment	19,040,229	19,514,150	16.5%	24.0%
Chemicals, Plastics and Rubber	3,952,568	3,959,000	3.3%	4.9%
Consumer Goods - Non-Durable	4,463,488	4,477,000	3.8%	5.5%
Construction & Building	6,982,461	7,247,642	6.1%	8.9%
Environmental Industries	6,993,179	7,726,000	6.5%	9.5%
Healthcare & Pharmaceuticals	17,087,720	11,687,000	9.9%	14.4%
High Tech Industries	6,701,114	6,782,500	5.7%	8.3%
Media: Broadcasting & Subscription	125,000	71,256	0.1%	0.1%
Metals & Mining	13,151,876	13,482,000	11.4%	16.6%
Retailer	2,904,965	2,899,852	2.5%	3.6%
Services: Business	16,246,783	16,292,674	13.8%	20.0%
Total	$120,071,728	$118,272,063	100.0%	145.5%

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2017)

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace &Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$428,456	$242,518	$428,456
					428,456	242,518	428,456

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (10.63%; 1M LIBOR + 9.25%)		4,500,000	4,457,846	4,500,000
					4,500,000	4,457,846	4,500,000

Bridgewater Engine Ownership III, LLC (0.2%) *	10/2014	Aerospace &Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		195,421	178,639	195,421
					195,421	178,639	195,421

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	70,669
						125,000	70,669

CP Holding Co. Inc (Choice Pet) (3.5%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	2,894,941	2,879,000
					2,899,852	2,894,941	2,879,000

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,530,000	5,442,369	5,530,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,530,000	5,442,369	5,530,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		4,027,633	3,993,541	4,027,633
	04/2012		Common Equity Warrants (204 Shares)			12,500	177,391
					4,027,633	4,006,041	4,205,024

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.69%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,900,507	3,821,500
					4,000,000	3,900,507	3,821,500

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		300,000	310,854
						300,000	310,854

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	861,425
						—	861,425

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value

GK Holdings, Inc. (3.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.94%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,943,370	2,906,000
					3,000,000	2,943,370	2,906,000

IAG Engine Center, LLC (1.3%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	563,395	471,875	563,000
			Revenue Linked Security	(6) (10)		393,515	533,000
					563,395	865,390	1,096,000

King Engineering Associates, Inc. (9.3%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.37%; 1M LIBOR +10.00%)		6,576,000	6,482,233	6,576,000
			Revolving Line of Credit, due 04/2019 (11.37%; 1M LIBOR +10.00%)	(4)	—	—	—
	10/2017		Class A Interest (86,433 Units)	(10)		521,146	1,051,555
					6,576,000	7,003,379	7,627,555

ProAir Holdings Corporation (7.7%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,405,784	6,282,507
					6,500,000	6,405,784	6,282,507

Regional Engine Leasing, LLC (4.3%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,471,326	3,403,439	3,471,326
			Residual Value	(3)		102,421	105,322
					3,471,326	3,505,860	3,576,648

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (14.5%; 3M LIBOR + 11.00% with a 1.00% floor/2.00% default interest)	(8)	7,218,750	7,169,237	7,179,000
	04/2012		Series A Preferred Interest (100,000 Shares)			100,000	69,000
					7,218,750	7,269,237	7,248,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.36%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,948,995	3,968,000
					4,000,000	3,948,995	3,968,000

Sitel Worldwide Corporation (2.1%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (10.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,723,508	1,704,609
					1,750,000	1,723,508	1,704,609

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.38%; 1M LIBOR + 10.00%)		4,937,500	4,723,800	4,723,800
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,500,000	2,401,389	2,401,389
			Revolving Line of Credit, due 11/2021 (9.38%, 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (210 Units)			152,950	184,372

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
					7,587,500	7,428,139	7,459,561

Turning Point Brands, Inc. (2.5%) *	02/2017	Beverage, Food & Tobacco	Junior Secured Term Loan, due 08/2022 (11.00%)	(11)	2,000,000	1,982,298	2,015,000
					2,000,000	1,982,298	2,015,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	221,808
						200,000	221,808

Wetmore Tool and Engineering (4.9%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,022,206	3,970,037	3,981,000
					4,022,206	3,970,037	3,981,000

Yucatan Foods, L.P. ( 14.7%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 10.00% cash/4.50% PIK)	(8)	9,062,282	8,933,921	8,995,500
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,101,658	3,062,926	3,018,000
					12,163,940	11,996,847	12,013,500
Subtotal Non-Control / Non-Affiliate Investments					$80,434,479	$80,790,705	$82,902,537

Affiliate Investments
Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		$500,000	$616,502
						500,000	616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) ( 5.1%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,887,500	2,859,272	2,859,272
			Revolving Line of Credit, due 07/2021 (10.5%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Equity Interest (950 Units)	(10)		950,000	1,300,000
					2,887,500	3,809,272	4,159,272

Northeast Metal Works LLC (15.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 6.00% PIK)	(13)	9,788,725	9,752,528	9,652,000
			Revolving Line of Credit, due 12/2019 (13.50%)		1,500,000	1,500,000	1,482,000
	05/2017		Preferred Equity Interest (2,500 Class A Units)	(10)		1,600,000	1,481,000
					11,288,725	12,852,528	12,615,000

V-Tek, Inc. (5.8%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)		3,500,000	3,406,474	3,500,000
			Senior Secured Revolver, due 03/2021 (8.00%; 3M LIBOR + 06.50%)	(4)	886,097	886,097	886,097
			Common Equity Interest (90 Units)	(10)		150,000	351,000
					4,386,097	4,442,571	4,737,097

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value

WorkWell, LLC ( 4.7%) *	10/2015	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)		4,569,699	4,510,993	3,856,000
			Preferred Equity Interest (250,000 Units)			250,000	—
			Common Equity Interest (250,000 Units)			—	—
					4,569,699	4,760,993	3,856,000
Subtotal Affiliate Investments					$23,132,021	$26,365,364	$25,983,871

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)			$857,273	$829,849
						857,273	829,849

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace &Defense	Common Equity Interest (400 Units)	(10)		200,000	327,421
						200,000	327,421

Infinite Care, LLC (6.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.38%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		6,360,914	5,862,348	3,492,000
			Revolving Line of Credit, due 02/2019 (13.38%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,065,000	2,065,000	2,065,000
			Class A Interest (3,000,000 Units)	(12)		3,000,000	—
					8,425,914	10,927,348	5,557,000
Subtotal Control Investments					$8,425,914	$11,984,621	$6,714,270

Total Investments at 12/31/17 (141.4%) *					$111,992,414	$119,140,690	$115,600,678
* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
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

(7)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancements to AMS Flight Leasing, LLC.
(8)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(9)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(10)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(11)	This portfolio company investment is a level 2 asset. Portfolio company investments without this footnote are level 3 assets whose values were determined using significant unobservable inputs.
(12)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2017. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, HCAP took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

(13)
The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets.

See accompanying notes to unaudited financial statements.

As of December 31, 2017, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$61,508,211	$59,010,761	51.0%	72.3%
Junior Secured Debt	48,217,674	48,098,749	41.6%	58.8%
Equity	9,021,290	7,958,168	6.9%	9.7%
Revenue Linked Security	393,515	533,000	0.5%	0.7%
Total	$119,140,690	$115,600,678	100%	141.5%

The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$48,471,030	$48,584,757	45.4%	59.4%
Floating Rate	61,254,855	58,524,753	54.6%	71.6%
Total	$109,725,885	$107,109,510	100.0%	131.0%

The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$6,649,680	$7,381,151	6.4%	9.0%
Automotive	—	861,425	0.8%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	221,808	0.2%	0.3%
Beverage, Food & Tobacco	17,879,652	17,850,000	15.4%	21.8%
Capital Equipment	18,824,433	19,205,628	16.6%	23.5%
Chemicals, Plastics and Rubber	3,948,995	3,968,000	3.4%	4.9%
Consumer Goods - Non-Durable	4,457,846	4,500,000	3.9%	5.5%
Environmental Industries	7,003,379	7,627,555	6.6%	9.3%
Healthcare & Pharmaceuticals	21,130,710	14,943,000	12.9%	18.3%
High Tech Industries	6,752,642	7,065,272	6.1%	8.6%
Media: Broadcasting & Subscription	125,000	70,669	0.1%	0.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Retailer	2,894,941	2,879,000	2.5%	3.5%
Services: Business	16,420,884	16,412,170	14.2%	20.1%
Total	$119,140,690	$115,600,678	100.0%	141.4%

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

On July 1, 2016, the Company formed HCAP Equity Holdings, LLC, a Delaware limited liability company, as a wholly-owned subsidiary of the Company to hold certain equity investments made by the Company in limited liability companies or other forms of pass-through entities. By investing through HCAP Equity Holdings, LLC, the Company is able to benefit from the tax treatment of this entity and create a tax structure that is advantageous with respect to the Company's status as a RIC. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes, and the portfolio investments held by the taxable subsidiary are included in the Company's consolidated financial statements and recorded at fair value in conjunction with the Company's valuation policy. The Company also formed a wholly-owned subsidiary, HCAP ICC, LLC, a Delaware limited liability company, to exercise certain rights in connection with its investment in Infinite Care, LLC.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Harvest Capital Credit Corporation and its wholly-owned subsidiaries, HCAP Equity Holdings, LLC and HCAP ICC, LLC. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Under the investment company rules and regulations pursuant to Article 6 of Regulation S-X and ASC 946, Financial Services - Investment Companies, the Company is precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.
Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank checking accounts.

Restricted Cash

Restricted cash of $1.9 million and $7.2 million as of March 31, 2018 and December 31, 2017 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under our Credit Facility.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. We recognized $0.9 million in net realized losses on our investments during the three months ended March 31, 2018 and $4,096 of realized gains on our investments during the three months ended March 31, 2017.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of our investments relative to changes in their amortized cost. We recognized $1.7 million in net change in unrealized appreciation during the three months ended March 31, 2018 and $0.1 million in net change in unrealized appreciation during the three months ended March 31, 2017.

 Classification of Investments

We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at March 31, 2018 and December 31, 2017, respectively.

	Number of portfolio company investments by classification
	March 31, 2018	December 31, 2017
Non-Control/Non-Affiliated	22	23
Affiliated	5	5
Control	3	3
Total	30	31

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

•
Our valuation process begins with each investment initially being valued by the Company's management or the investment professionals of our investment adviser and / or, if applicable, by an independent valuation firm.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 and the expenses related to the Company's 2022 Notes. The deferred offering costs relating to the Company's preparation and filing of its shelf registration statement on Form N-2 consist of underwriting fees, legal fees and other direct costs incurred and are recognized as assets and are recognized as deferred offering expense as shares are issued. The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, and other direct costs incurred and are recognized as a reduction to the unsecured notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. The balance of deferred offering costs relating to the Company's Form N-2 as of March 31, 2018 and December 31, 2017 was $0.1 million and $0.1 million, respectively. The balance of deferred offering costs relating to the Company's 2022 Notes as of March 31, 2018 and December 31, 2017 was $1.0 million and $1.0 million, respectively. Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.1 million and $0.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2018 and December 31, 2017 was $0.5 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended March 31, 2018 and March 31, 2017 was $55,121 and $74,848, respectively.

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

During the three month periods ended March 31, 2018 and March 31, 2017, the Company declared distributions totaling $0.3025 and $0.34 per share, respectively.

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

The company's wholly-owned taxable subsidiary, HCAP Equity Holdings LLC, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of HCAP Equity Holdings LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. HCAP Equity Holdings LLC is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2018. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2014-2017 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2017 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Note 3. Borrowings

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. On April 28, 2017, we amended our Credit Facility to, among other things, (i) extend the expiration of the revolving period from April 30, 2017 to October 30, 2018; (ii) extend the maturity date from October 29, 2018 to the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the facility would be April 30, 2020; and (iii) subject to certain conditions, provide limited borrowing base credit for the Company's loans to (x) certain portfolio companies in which the Company or HCAP Equity Holdings, LLC owns in excess of ten percent of the portfolio company's equity interests and (y) certain special purpose entity portfolio companies formed to hold specified assets, which loans previously did not receive borrowing base credit.

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
As of March 31, 2018 and December 31, 2017 the outstanding balance on the Credit Facility was $9.3 million and $16.7 million, respectively. As of March 31, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

Unsecured Notes

On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. As a result of the redemption, the Company recorded a loss on extinguishment of debt for the amount of the unamortized debt issuance costs in the amount equal to $0.6 million. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting offering costs of $1.2 million, were $27.7 million. As of March 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of March 31, 2018, the Company was in compliance with its debt covenants.

As a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. See Note 12 (Subsequent Events). As of March 31, 2018 and December 31, 2017, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $38.1 million and $45.5 million, respectively, and as of March 31, 2018, and December 31, 2017, our asset coverage, as defined in the 1940 Act, was 320% and 284%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 41.2% and 41.7% of total debt investments outstanding as of March 31, 2018 and December 31, 2017, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 38.4% and 44.8% of total loan interest and fee income for the three months ended March 31, 2018 and March 31, 2017, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended March 31, 2018 and March 31, 2017.

	Three months ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Shares issued	—	$—	109,774	$1,529,931
Shares repurchased	(64,897)	(697,907)	—	—
Dividends reinvested	8,484	89,508	6,919	92,653
Total	(56,413)	$(608,399)	116,693	$1,622,584

As of March 31, 2018 and 2017, the Company had no dilutive securities outstanding.

On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended March 31, 2017 the Company sold 109,774 shares of stock under this agreement at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the three months ended March 31, 2018, we did not sell any shares through this agreement.

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

During the three months ended March 31, 2018, the Company repurchased 64,897 shares of its common stock at an average price of $10.75 per share, and a total cost of $697,907. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPZ. As of March 31, 2018 and December 31, 2017 the fair value of the 2022 Notes were $28.9 million and $29.3 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2018 and December 31, 2017, unfunded commitments totaled $2.5 million and $3.0 million, respectively, and if funded, their estimated fair values on such dates were $2.5 million and $3.0 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

	Fair Values as of March 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$62,591,226	$62,591,226
Junior Secured	—	1,764,583	44,640,438	46,405,021
Equity and Equity Related Securities	—	—	8,950,816	8,950,816
Revenue Linked Security	—	—	325,000	325,000
	$—	$1,764,583	$116,507,480	$118,272,063

	Fair Values as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$59,010,761	$59,010,761
Junior Secured	—	3,719,609	44,379,140	48,098,749
Equity and Equity Related Securities	—	—	7,958,168	7,958,168
Revenue Linked Security	—	—	533,000	533,000
	$—	$3,719,609	$111,881,069	$115,600,678

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2018 and December 31, 2017, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$62,591,226	Bond Yield	Risk adjusted discount factor	8.3% - 30.3%	14.4%

		Market	EBITDA multiple	2.2x - 9.3x	5.8x

		Income	Weighted average cost of capital	10.3% - 24.8%	11.8%

Junior Secured	$44,640,438	Bond Yield	Risk adjusted discount factor	12.5% - 20.0%	15%

		Market	EBITDA multiple	0.9x - 9.7x	6.7x

		Income	Weighted average cost of capital	9.0% - 17.3%	13.5%

Equity and Equity Related Securities	$8,950,816	Market	EBITDA multiple	3.6x - 7.0x	5.2x

		Income	Weighted average cost of capital	10.3% - 67.2%	16.3%

Revenue Linked Security	$325,000	Income	Weighted average cost of capital	36.5%	36.5%

Type of Investment	Fair Value at December 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$59,010,761	Bond Yield	Risk adjusted discount factor	6.0% - 30.2%	10.6%

		Market	EBITDA multiple	2.2x - 6.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.1%	15.6%

Junior Secured	$44,379,140	Bond Yield	Risk adjusted discount factor	4.1% - 17.5%	12.6%

		Market	EBITDA multiple	0.9x - 10.9x	7.4x

		Income	Weighted average cost of capital	9.0% - 17.8%	15.1%

Equity and Equity Related Securities	$7,958,168	Market	EBITDA multiple	3.6x - 6.9x	5.5x

		Income	Weighted average cost of capital	10.0% - 25.0%	14.6%

Revenue Linked Security	$533,000	Income	Weighted average cost of capital	36.6%	36.6%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur :

	Three Months Ended March 31, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total Investments as of March 31, 2018

Fair value of portfolio, beginning of period	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments	8,350,000	—	150,000	—	8,500,000
Principal payments received	(4,759,404)	(37,500)	(130,271)	(172,057)	(5,099,232)
Sales of investments	—	—	(4,878)	—	(4,878)
Loan origination fees received	(150,000)	—	—	—	(150,000)
Payment-in-kind interest earned	180,378	183,542	—	—	363,920
Accretion of deferred loan origination fees/discounts	134,453	53,634	—	—	188,087
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(636,050)	—	(249,592)	—	(885,642)
Change in unrealized appreciation (depreciation) on investments	2,461,088	61,622	(772,611)	(35,943)	1,714,156
Fair value of portfolio, end of period	$62,591,226	$44,640,438	$8,950,816	$325,000	$116,507,480
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2018	$(36,362)	$(71,106)	$(1,835,733)	$103,542	$(1,839,659)

	Year Ended December 31, 2017
	Senior Secured	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue - Linked Security	Total Investments as of December 31, 2017

Fair value of portfolio, beginning of period	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New/Add-on investments	33,058,389	17,952,428	—	4,267,737	—	55,278,554
Principal payments received	(52,116,306)	(7,735,662)	(76,947)	(662,304)	(605,612)	(61,196,831)
Loan origination fees received	(2,121,900)	(332,872)	—	(4,096)	—	(2,458,868)
Payment-in-kind interest earned	995,318	797,769	—	—	—	1,793,087
Accretion of deferred loan origination fees/discounts	2,071,919	263,719	—	—	—	2,335,638
Transfers to (from) level 3	—	(2,015,000)	—	—	—	(2,015,000)
Transfer (to) from investment type	4,300,000	(4,300,000)	—	—	—	—
Transfer (to) from other receivables	—	—	(28,532)	—	—	(28,532)
Net realized gains (losses) on investments	(1,995,421)	(6,293,866)	(33,251)	260,097	—	(8,062,441)
Change in unrealized appreciation (depreciation) on investments	(1,402,300)	1,599,649	—	(111,230)	146,600	232,719
Fair value of portfolio, end of period	$59,010,761	$44,379,140	$—	$7,958,168	$533,000	$111,881,069
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2017	$(2,812,484)	$(115,197)	$—	$(16,639)	$146,600	$(2,797,720)

There were no transfer between levels of the fair value hierarchy during the three months ended March 31, 2018. There was one transfer of an asset from Level 3 to Level 2 during the year ended December 31, 2017.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

We were founded in September 2011 by certain members of our investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and our investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.0 billion in credit assets of collateralized loan obligation and warehouse funds.

Management and Incentive Fees

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

The Company did not incur an incentive fee expense for the three months ended March 31, 2018. The incentive fee expense for the three months ended March 31, 2017 totaled $0.1 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized appreciation of $1.7 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company recorded a net realized loss of $0.9 million for the three months ended March 31, 2018 and $4,096 of realized gains for the three months ended March 31, 2017.

Total base management fees and incentive management fees expense was $0.6 million and $0.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued base management fees and incentive management fees were $1.2 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively.

Administrative Services Expense

In conjunction with our initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provided administrative services to HCAP and furnished us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement were equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by our chief executive officer and other officers. The Company negotiated a cap with JMP Credit Advisors to cap the amounts payable during the 2017 fiscal year at $1.4 million.

On April 17, 2018, in connection with the Company moving its administrative function from its Alpharetta, Georgia office to its New York, New York office, our board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. Under the new agreement, HCAP Advisors will provide administrative services to HCAP and furnish the Company with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our executive officers and their respective staffs and administrative services provided to the Company by our executive officers. The Company negotiated a cap with HCAP Advisors to cap the amounts payable during the 2018 fiscal year to $1.4 million.

Total administrative services expense was $0.3 million and $0.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Accrued administrative services fees were $0.7 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the three months ended March 31, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company.

Other Related Party Transactions

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

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the three months ended March 31, 2018, we did not sell any shares through this agreement.

Note 8. Commitments and Contingencies

At March 31, 2018, the Company had a total of $2.5 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on four of the Company’s debt investments.  At December 31, 2017, the Company had a total of $3.0 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Surge Busy Bee Holdings, LLC	$350,000	$336,289	$300,000	$287,652
DirectMed Parts & Services, LLC	1,000,000	1,000,000	1,000,000	1,000,000
24/7 Software, Inc.	300,000	299,126	300,000	297,067
King Engineering Associates, Inc.	—	—	300,000	300,000
V-Tek, Inc.	863,903	863,903	1,113,903	1,113,903
	$2,513,903	$2,499,318	$3,013,903	$2,998,622

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2018 or March 31, 2017 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2018	2017
Net increase in net assets resulting from operations	$2,069,995	$2,333,553
Weighted average shares outstanding (basic and diluted)	6,437,478	6,350,229
Net increase in net assets resulting from operations per share	$0.32	$0.37

Note 10. Income Tax

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. We may, in the future, make actual distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. The Company incurred $0.1 million in excise tax for calendar year 2017.

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. There was no income tax liability accrued as of March 31, 2018 and the Company incurred a tax liability of $0.1 million as of December 31, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018, and March 31, 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value at beginning of period	$12.66	$13.86
Net investment income (1)	0.19	0.35
Realized gains (losses) on investments (1)	(0.14)	—	(5)
Net change in unrealized appreciation (depreciation) on investments	0.27	0.02
Net increase in net assets from operations	0.32	0.37
Distributions (2)	(0.30)	(0.34)
Total distributions	$(0.30)	(0.34)
Effect of shares repurchased	0.02	—
Net asset value at end of period	$12.70	$13.89
Net assets at end of period	81,295,937	88,923,617
Shares outstanding at end of period	6,401,175	6,404,189
Weighted average shares outstanding (basic and diluted)	6,437,478	6,350,229
Per share closing price at end of period	10.26	$13.20

Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	3.22%	2.76%
Total investment return (not annualized) (4)	(3.68)%	(1.56)%
Average Net Assets	$81,538,683	$88,022,957
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors (annualized)	14.54%	11.05%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors (annualized)	12.39%	11.05%
Ratio of net investment income to average net assets	5.96%	10.17%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months ended March 31, 2018 exceeded net investment income in the amount of $731,800 and distributions for the three months ended March 31, 2017 were less than net investment income in the amount of $90,747. See Dividends and Distributions Policy in Note 2.

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

Note 12. Subsequent Events

During the second quarter of 2018, the Company repurchased 14,678 shares of its common stock at an average price of $10.32.

On May 4, 2018, the Company declared monthly distributions of $0.095 per share payable on each May 29, 2018, June 27, 2018, and July 26, 2018.

On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended March 31, 2018

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2018 Value
Non-Majority Owned Control Investments
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	$—	$(12,530)	$61,932	$327,421	$—	$(19,263)	$308,158

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	30,069	21,456	829,849	30,069	—	859,918

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	1,895,999	—	3,492,000	1,970,759	(2,176,759)	3,286,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	(9,000)	—	2,065,000	850,000	(9,000)	2,906,000

	Membership Interest (100% membership interests)	(8)	—	(2,000,000)	—	—	2,000,000	(2,000,000)	—

Total Non-Majority Owned Control Investments			$—	$(95,462)	$83,388	$6,714,270	$4,850,828	$(4,205,022)	$7,360,076

Non-Control Affiliate Investments
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$9,623	$149,566	$—	$6,392,091	$(50,000)	$6,342,091

	Revolving Line of Credit, due 07/2022 (10.01%; 3M LIBOR + 8.00%)		—	(9,630)	9,197	—	500,000	(9,630)	490,370

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2018 Value

	Preferred Equity Interest (10.3% Preferred Equity Interest; 6.21% fully diluted Common Equity)		—	265,181	—	—	415,181	—	415,181

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	145,594	28,286	616,502	145,594	(110,243)	651,853

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	18,233	97,352	2,859,272	19,978	(56,250)	2,823,000

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

	Common Equity Interest (950 Units)	(7)	—	(116,500)	—	1,300,000	—	(116,500)	1,183,500

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(1,328)	412,110	9,652,000	153,828	(1,328)	9,804,500

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(2,500)	54,222	1,482,000	150,000	(2,500)	1,629,500

	Preferred Equity Interest (2,500 Class A Units)	(7)	398	571,480	—	1,481,000	571,480	(4,480)	2,048,000

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	(5,686)	118,702	3,500,000	5,686	(27,561)	3,478,125

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	20,854	886,097	250,000	—	1,136,097

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2018 Value
	Common Equity Interest (90 Units)	(7)	—	2,000	—	351,000	2,000	—	353,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Equity Interest (250,000 Units)		(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Equity Interest (250,000 Units)		—	—	—	—	—	—	—

Total Non-Control Affiliate Investments			$(885,642)	$1,781,460	$890,289	$25,983,871	$9,510,831	$(5,139,485)	$30,355,217

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2017.

(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.

(9)
The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from 6/1/18 until expiration of the interim advance.

(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1% of the Company's total assets
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building

As of March 31, 2018 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$32,395,313	$31,895,683	27.0%	39.2%
Equity	9,285,817	5,819,610	4.9%	7.2%
Total	$41,681,130	$37,715,293	31.9%	46.4%

The rate type of affiliate debt investments at fair value as of March 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$20,693,583	$20,599,091	17.4%	25.3%
Floating Rate	11,701,731	11,296,592	9.6%	13.9%
Total	$32,395,314	$31,895,683	27.0%	39.2%

The industry composition of affiliate investments at fair value as of March 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,440,297	$1,819,929	1.5%	2.3%
Capital Equipment	4,676,381	4,967,222	4.2%	6.1%
Construction & Building	6,982,461	7,247,642	6.1%	8.9%
Healthcare & Pharmaceuticals	11,675,349	6,192,000	5.2%	7.6%
High Tech Industries	3,754,766	4,006,500	3.4%	4.9%
Metals & Mining	13,151,876	13,482,000	11.5%	16.6%
Total	$41,681,130	$37,715,293	31.9%	46.4%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2017

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
Non-Majority Owned Control Investments
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/2018 (13.00%; the greater of 13.00% or LIBOR + 7.50%)		$—	$—	$119,821	$1,807,299	$17,701	$(1,825,000)	$—

Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	—	127,421	149,154	200,000	127,421	—	327,421

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	(15,393)	155,859	923,947	—	(94,098)	829,849

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	(2,366,893)	653,687	5,916,570	318,209	(2,742,779)	3,492,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	—	70,875	200,000	1,865,000	—	2,065,000

	Class A Common Equity Units (3,000,000 Units)		—	(1,266,500)	—	1,266,500	—	(1,266,500)	—

Total Non-Majority Owned Control Investments			$—	$(3,521,365)	$1,149,396	$10,314,316	$2,328,331	$(5,928,377)	$6,714,270

Non-Control Affiliate Investments
Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	$—	$116,502	$—	$—	$616,502	$—	$616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	198,005	—	2,971,772	(112,500)	2,859,272

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

	Common Equity Interest (950 Units)	(7)	—	350,000	—	—	1,300,000	—	1,300,000

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(237,269)	1,760,994	11,678,261	530,621	(2,556,882)	9,652,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(18,000)	215,961	1,189,239	1,295,751	(1,002,990)	1,482,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	—	(119,000)	—	—	1,600,000	(119,000)	1,481,000

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/2016 (17.00% PIK)		(1,995,421)	1,957,463	—	37,959	1,957,462	(1,995,421)	—

	Common Equity Interest (Peekay Boutiques, Inc.) (35,000 Units)		(105,000)	105,000	—	—	105,000	(105,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	93,526	343,208	—	3,500,000	—	3,500,000

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	54,543	—	1,036,097	(150,000)	886,097

	Common Equity Interest (90 Units)	(7)	—	201,000	—	—	351,000	—	351,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	—	(677,146)	727,153	4,546,000	135,584	(825,584)	3,856,000

	Preferred Equity Interest (250,000 Units)		—	(170,000)	—	170,000	—	(170,000)	—

	Common Equity Interest (250,000 Units)		—	(523)	—	523	—	(523)	—

Total Non-Control Affiliate Investments			$(2,100,421)	$1,601,553	$3,299,864	$17,621,982	$15,399,789	$(7,037,900)	$25,983,871

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2017.

(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.

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

(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining

As of December 31, 2017, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,842,712	$27,792,369	24.0%	34.0%
Equity	7,507,273	4,905,772	4.2%	6.0%
Total	$38,349,985	$32,698,141	28.2%	40.0%

The rate type of affiliate debt investments at fair value as of December 31, 2017 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$14,111,800	$13,993,272	12.1%	17.1%
Floating Rate	16,730,912	13,799,097	11.9%	16.9%
Total	$30,842,712	$27,792,369	24.0%	34.0%

The industry composition of affiliate investments at fair value as of December 31, 2017 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,557,273	$1,773,772	1.5%	2.2%
Capital Equipment	4,442,571	4,737,097	4.1%	5.8%
Healthcare & Pharmaceuticals	15,688,341	9,413,000	8.1%	11.5%
High Tech Industries	3,809,272	4,159,272	3.6%	5.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Total	$38,349,985	$32,698,141	28.2%	40.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Portfolio

Portfolio Composition

As of March 31, 2018, we had $118.3 million (at fair value) invested in 30 portfolio companies. As of March 31, 2018, our portfolio was comprised of approximately 52.9% senior secured term loans, 39.2% junior secured term loans and 7.9% equity and equity-like investments (including our revenue linked security and CLO equity investments).

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 portfolio companies. As of December 31, 2017, our portfolio was comprised of approximately 51.0% senior secured term loans, 41.6% junior secured term loans and 7.4% equity and equity-like investments (including our revenue linked security).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$62,627,588	$62,591,226	$61,508,211	$59,010,761
Junior Secured	46,436,132	46,405,021	48,217,674	48,098,749
Equity	10,786,550	8,950,816	9,021,290	7,958,168
Revenue Linked Security	221,458	325,000	393,515	533,000
Total Investments	$120,071,728	$118,272,063	$119,140,690	$115,600,678

At March 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $3.6 million and $3.6 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.2 million and $12.3 million, respectively. At December 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.5 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.0 million and $12.0 million, respectively.

At March 31, 2018, 50.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 49.1% of our debt investments bore interest at fixed rates. At December 31, 2017, 54.6% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.4% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of March 31, 2018 and December 31, 2017, was approximately 14.7% and 15.3%, respectively. The weighted average effective yield on the entire portfolio, as of March 31, 2018 and December 31, 2017, was 13.1% and 13.7%, respectively.

The weighted average effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of March 31, 2018 and December 31, 2017 because it was on non-accrual status on those dates. Other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The weighted average annualized yield on the Company's investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the weighted average annualized yield does not reflect the Company's expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three months ended March 31, 2018 and March 31, 2017 is summarized in the table below.

	Three Months Ended March 31,
	2018	2017
PIK, beginning of period	$3,852,636	$2,582,253
Accrual	363,919	490,832
Payments	—	(9,902)
Write-off	(116,574)	—
PIK, end of period	$4,099,981	$3,063,183

Investment Activity

During the three months ended March 31, 2018, we closed $7.8 million of debt investment commitments and $0.1 million of equity investments in one new and four existing portfolio companies. During the three months ended March 31, 2017, we closed $15.1 million of debt investment commitments and $1.0 million of equity investments in three new portfolio companies

During the three months ended March 31, 2018, we exited $6.8 million of debt investment commitments in two portfolio companies. During the three months ended March 31, 2017, we exited $4.2 million of debt investment commitments in two portfolio companies.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2018			As of December 31, 2017
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$25.7	23.6%	9	$25.6	23.9%	8
2	46.6	42.7%	8	48.9	45.6%	10
3	27.6	25.3%	4	20.3	19.0%	3
4	2.9	2.7%	1	6.7	6.3%	2
5	6.2	5.7%	1	5.6	5.2%	1
	$109.0	100.0%	23	$107.1	100.0%	24

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, we will place the loan on non-accrual for such investments in which interest has not been paid for greater than 90 days. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of March 31, 2018, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC) which comprised 6.1% of our debt investments at cost. As of December 31, 2017, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 7.2% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is the net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss and net change in unrealized appreciation or depreciation. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain or loss on investments is generally the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation or depreciation on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

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

Investment income for the three months ended March 31, 2018 totaled $3.7 million, compared to investment income of $4.7 million for the three months ended March 31, 2017. Investment income for the three months ended March 31, 2018 was comprised of $3.1 million in cash interest, $0.4 million in PIK interest, $0.2 million in fees earned on the investment portfolio, and $0.1 million in other income. Investment income for the three months ended March 31, 2017 was comprised of $3.6 million in cash interest, $0.5 million in PIK interest, $0.5 million in fees earned on the investment portfolio, and $12,964 of other income. The decrease in investment income in the three months ended March 31, 2018 is primarily attributable a lower portfolio balance compared to March 31, 2017 as well as a decrease in effective yield on the investment portfolio compared to March 31, 2017.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC ("HCAP Advisors") under the investment advisory and management agreement, our allocable portion of overhead expenses under the administration agreement with our administrator, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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
•fees and expenses associated with independent audits and outside legal costs; and

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

Operating expenses totaled $2.5 million for the three months ended March 31, 2018, compared to $2.4 million for the three months ended March 31, 2017. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The increase in operating expenses was primarily due to higher professional fees and general and administrative costs incurred during the three months ended March 31, 2018 relating to the material weakness identified by management at December 31, 2017, partially offset by a decrease in management fees and incentive management fees.

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the three months ended March 31, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. Net of expenses reimbursed by HCAP Advisors, the Company incurred approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that the Company does not expect to recur in the future.

Interest expense decreased slightly due to a lower average outstanding debt balance during the three months ended March 31, 2018, compared to March 31, 2017.

Administrative services expense was $0.3 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017.

Base management fees for the three months ended March 31, 2018 was $0.6 million, compared to $0.7 million for the three months ended March 31, 2017. The slight decrease in base management fees is attributable to a smaller average amount of gross investments outstanding during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

The Company did not incur any incentive management fees for the three months ended March 31, 2018 and incurred a $0.1 million incentive management fee for the three months ended March 31, 2017. The decrease in incentive management fees for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily a result of the pre-incentive fee net investment income not exceeding the hurdle rate. The Company only incurs an incentive management fee if its pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. The Company's pre-incentive fee net investment income return failed to meet this hurdle rate for the three months ended March 31, 2018. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Net Investment Income

For the three months ended March 31, 2018, net investment income was $1.2 million, compared to 2.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net investment income per share was $0.19 compared to $0.35 for the three months ended March 31, 2017.

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

We recognized $0.9 million in net realized losses on our investments for the three months ended March 31, 2018, compared to $4,096 of realized gains on our investments in the three months ended March 31, 2017. A summary of realized gains and losses for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Northeast Metal Works LLC	$398	$—
WorkWell, LLC	(886,040)	—
Rostra Tool Company (Common Equity Warrants)	—	4,096
	$(885,642)	$4,096

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $1.7 million for the three months ended March 31, 2018 and $0.1 million for the three months ended March 31, 2017.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $2.1 million for the three months ended March 31, 2018, compared to $2.3 million for the three months ended March 31, 2017. The $0.2 million net decrease in net assets resulting from operations for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily attributable to an increase in operating expenses incurred during the three months ended March 31, 2018 relating to the material weakness identified at December 31, 2017.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $0.6 million for the three months ended March 31, 2018 and provided cash of $1.4 million for the three months ended March 31, 2017, primarily in connection with investment exits and existing investments and fundings of new investments.

Our financing activities used cash of $10.0 million for the three months ended March 31, 2018 and used cash of $0.8 million for the three months ended March 31, 2017. Our financing activity proceeds and uses for both periods were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. During the three months ended March 31, 2017, we also had financing activity proceeds from the issuance of common shares.

Our liquidity and capital resources are derived from our Credit Facility, proceeds received from common stock offerings, proceeds received from the public offering of our 2022 Notes in the third quarter of 2017, and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2018 and 2017, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. See "Recent Developments" below. This requirement limits the amount that we may borrow. As of March 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $38.1 million, and our asset coverage, as defined in the 1940 Act, was 320%. As of December 31, 2017, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.5 million, and our asset coverage, as defined in the 1940 Act, was 284%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2018 and December 31, 2017, we had cash and restricted cash of $2.1 million and $11.5 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The maturity date under the Credit Facility is the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on the Company's outstanding unsecured notes that mature on September 15, 2022, the maturity date under the facility would be April 30, 2020. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
As of March 31, 2018 and December 31, 2017, the outstanding balance on the $55.0 million Credit Facility was $9.3 million and $16.7 million, respectively.

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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of March 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% after May 4,

2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended March 31, 2018, we did not sell any shares under this agreement. During the three months ended March 31, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018, our only off-balance sheet arrangements consisted of $2.5 million of unfunded revolving line of credit commitments to four of our portfolio companies.  As of December 31, 2017, our only off-balance sheet arrangements consisted of $3.0 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

Recent Developments

During the second quarter of 2018, the Company repurchased 14,678 shares of its common stock at an average price of $10.32.

On May 4, 2018, the Company declared monthly distributions of $0.095 per share payable on each May 29, 2018, June 27, 2018, and July 26, 2018.

On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2018, seventeen of our debt investments, or 50.1%, of the fair value of our portfolio bore interest at floating rates. For the three months ended March 31, 2017, twenty-one loans, or 66.2%, of the fair value of the portfolio bore interest at floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.4 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.4 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weakness in internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended December 31, 2017.

(b) Remediation Progress for Material Weakness in Internal Control over Financial Reporting

We have improved and are in the process of continuing to improve our controls to remediate the material weakness that existed as of December 31, 2017 and continued to exist at March 31, 2018. As discussed in our annual report on Form 10-K for the year ended December 31, 2017, to address the material weakness, in the first quarter of 2018 the Company adopted a corrective action plan which will and has added new and/or enhanced existing controls surrounding the valuation process and oversight of the financial reporting processes of our portfolio companies, including enhanced monitoring by our financial staff of the financial reports of our portfolio companies. In the first quarter of 2018, we hired James Fowler as our Chief Investment Officer, who is responsible for the daily management of our portfolio company investments after they are made and is specifically charged with ensuring that financial and related information from the portfolio companies is routed directly from the portfolio companies to the Company's financial staff.

While management has been engaged and will continue to advance in remedial activities, it will take time for these actions to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully tested, the material weakness as described above will continue to exist.

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting (even if fully remediated) will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(c) Changes in Internal Control Over Financial Reporting

As described above in section (b), there was a change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1.          Legal Proceedings

We are a party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect these these proceedings will have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information provided under the heading "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2017, the Company identified the following risk and uncertainty that could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Recent legislation may allow us to incur additional leverage

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act (the "SBCAA"), which was signed into law on March 23, 2018, has modified the 1940 Act to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the SBCAA, we are allowed to reduce the asset coverage ratio applicable to us to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce the asset coverage ratio applicable to us on the first day after such approval.  Alternatively, the SBCAA allows the majority of our independent directors to approve the reduction in the asset coverage ratio applicable to us to 150%, in which case the approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in

SEC filings regarding, among other things, the receipt of approval to reduce the asset coverage ratio applicable to us to 150%, our leverage capacity and usage, and risks related to leverage.

On May 4, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the SBCAA.  As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150%, effective May 4, 2019. At that time, we would be permitted under the 1940 Act to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, but we would still have to comply with or amend any then-existing provisions of our Credit Facility that limit our ability to incur such additional leverage. Under our existing Credit Facility, for example, our debt-to-tangible equity ratio is limited to 1.00 to 1.00.

If we were to incur such increased leverage, the risks associated with an investment in us may increase. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. Increasing our leverage, for example, makes our net asset value more sensitive to decreases and increases in our total assets and subject to greater variation. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued a total of 8,484 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $89,508 for the three months ended March 31, 2018.

On June 13, 2017, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock or any particular amount will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of June 30, 2018 or the repurchase of $3.0 million of our outstanding shares of common stock.

During the three months ended March 31, 2018, the Company made the following repurchases pursuant to the repurchase plan:

Month (1)	Total Number of Shares Purchased (2)	Average Purchase Price	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan
January	2,800	$11.01	2,800	$2,567,284
February	31,493	10.76	31,493	2,228,513
March	30,604	10.73	30,604	1,900,186
	64,897	$10.75	64,897	$1,900,186

(1)	Subsequent to period-end, through May 10, 2018, we repurchased an additional 14,678 shares of our common stock pursuant to the stock repurchase program at an average price of $10.32 per share.
(2)
Excluded here, but footnoted for reference, are purchases of 64,897 shares of our common stock made on the open market by or on behalf of JMP Group LLC, which is a majority owner of our investment adviser and administrator, consisting of 2,800 shares in January 2018 at an average purchase price of $11.01, 31,493 shares in February 2018 at an average purchase price of $10.76, and 30,604 shares in March 2018 at an average purchase price of $10.73.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

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

10.1
Administration Agreement dated as of April 29, 2018, by and between Harvest Capital Credit Corporation and HCAP Advisors LLC (incorporated by reference to the registrant's current report on Form 8-K, filed on May 3, 2018).

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

HARVEST CAPITAL CREDIT CORPORATION

Date: May 10, 2018	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: May 10, 2018	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)