Form 10-Q
period 2018-06-30
Harvest Capital Credit Corp
filed 2018-08-09
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 8, 2018 was 6,397,740.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2018

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $80,526,957 at 6/30/18 and $80,790,705 at 12/31/17)	$82,761,470	$82,902,537
Affiliated investments, at fair value (cost of $29,228,055 at 6/30/18 and $26,365,364 at 12/31/17)	30,330,874	25,983,871
Control investments, at fair value (cost of $13,059,688 at 6/30/18 and $11,984,621 at 12/31/17)	7,500,273	6,714,270
Total investments, at fair value (cost of $122,814,700 at 6/30/18 and $119,140,690 at 12/31/17)	120,592,617	115,600,678

Cash	8,375,062	4,233,597
Restricted cash	3,374,174	7,230,840
Interest receivable	440,552	287,408
Accounts receivable – other	182,657	37,688
Deferred offering costs	—	146,446
Deferred financing costs	430,136	508,284
Other assets	218,195	107,899
Total assets	$133,613,393	$128,152,840

LIABILITIES:
Revolving line of credit	$23,000,000	$16,721,853
Unsecured notes (net of deferred offering costs of $916,106 at 6/30/18 and $1,004,448 at 12/31/17)	27,833,894	27,745,552
Accrued interest payable	135,956	139,148
Accounts payable - base management fees	605,237	582,912
Accounts payable - incentive management fees	187,293	—
Accounts payable - administrative services expenses	366,666	397,463
Accounts payable and accrued expenses	877,885	782,726
Deferred tax liability	523,478	—
Other liabilities	4,936	1,757
Total liabilities	53,535,345	46,371,411

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,537,157 issued and 6,395,192 outstanding at 6/30/18 and 6,519,978 issued and 6,457,588 outstanding at 12/31/17	6,537	6,520
Capital in excess of common stock	93,071,543	93,043,208
Treasury shares at cost, 141,965 and 62,390 shares at 6/30/18 and 12/31/17, respectively	(1,573,457)	(724,039)
Accumulated realized losses on investments	(9,653,256)	(8,923,961)
Net unrealized depreciation on investments	(2,745,562)	(3,540,012)
Undistributed net investment income	972,243	1,919,713
Total net assets	80,078,048	81,781,429
Total liabilities and net assets	$133,613,393	$128,152,840

Common stock outstanding	6,395,192	6,457,588

Net asset value per common share	$12.52	$12.66

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,390,700	$3,065,834	$4,715,816	$5,884,704
Cash - affiliated investments	811,059	789,892	1,517,630	1,506,232
Cash - control investments	47,546	72,993	130,934	165,950
PIK - non-affiliated/non-control investments	141,785	254,277	337,827	577,071
PIK - affiliated investments	182,426	186,288	350,303	354,325
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	440,680	639,318	631,713	1,086,313
Affiliated investments	18,245	45,276	34,086	132,532
Control investments	—	5,943	—	9,468
Total interest income	4,032,441	5,059,821	7,718,309	9,716,595
Other income	22,557	23,568	77,473	36,532
Total investment income	4,054,998	5,083,389	7,795,782	9,753,127

Expenses:
Interest expense - revolving line of credit	150,335	328,818	289,174	528,837
Interest expense - unused line of credit	82,481	30,891	164,136	96,734
Interest expense - deferred financing costs	57,590	52,872	112,711	127,720
Interest expense - unsecured notes	440,235	481,251	880,470	962,502
Interest expense - deferred offering costs	45,856	52,740	90,842	104,445
Total interest expense	776,497	946,572	1,537,333	1,820,238

Professional fees	209,382	331,532	1,241,669	552,786
General and administrative	283,062	294,819	573,348	540,545
Base management fees	605,237	695,760	1,185,880	1,375,944
Incentive management fees	187,293	—	187,293	58,005
Administrative services expense	366,666	300,000	666,666	600,000
Total expenses, before reimbursement	2,428,137	2,568,683	5,392,189	4,947,518

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	(11,279)	—	(449,835)	—

Total expenses, after reimbursement	2,416,858	2,568,683	4,942,354	4,947,518

Net Investment Income, before taxes	1,638,140	2,514,706	2,853,428	4,805,609

Excise tax expense	—	—	—	53,246
Current income tax expense	32,833	—	32,833	—

Net Investment Income, after taxes	1,605,307	2,514,706	2,820,595	4,752,363

Net realized gains (losses):
Non-affiliated / Non-control investments	—	267,019	—	271,115
Affiliated investments	—	—	(885,642)	—
Control investments	156,347	—	156,347	—
Net realized gains (losses)	156,347	267,019	(729,295)	271,115
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	68,338	(3,783,706)	122,681	(3,416,348)
Affiliated investments	(297,157)	(901,599)	1,484,312	(1,201,714)
Control investments	(193,601)	43,741	(289,064)	68,298

Net change in unrealized appreciation (depreciation) on investments	(422,420)	(4,641,564)	1,317,929	(4,549,764)
Total net unrealized and realized gains (losses) on investments	(266,073)	(4,374,545)	588,634	(4,278,649)
Provision for taxes on unrealized gains on investments	(523,478)	—	(523,478)	—
Net increase (decrease) in net assets resulting from operations	$815,756	$(1,859,839)	$2,885,751	$473,714

Net investment income per share	$0.25	$0.39	$0.44	$0.75
Net increase (decrease) in net assets resulting from operations per share	$0.13	$(0.29)	$0.45	$0.07
Weighted average shares outstanding (basic and diluted)	6,390,521	6,407,362	6,413,869	6,378,953
Dividends paid per common share (basic and diluted)	$0.29	$0.34	$0.59	$0.68

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended June 30,
	2018	2017
Increase in net assets from operations:
Net investment income	$2,820,595	$4,752,363
Net realized gains (losses) on investments	(729,295)	271,115
Net change in unrealized appreciation (depreciation) on investments and provision for taxes on unrealized gains on investments	794,451	(4,549,764)
Net increase in net assets resulting from operations	2,885,751	473,714

Distributions to shareholders (1):
Distributions	(3,768,068)	(4,309,207)
Decrease in net assets resulting from shareholder distributions	(3,768,068)	(4,309,207)

Capital share transactions:
Issuance of common shares (net of offering costs of $76,106 for the six months ended June 30, 2017)	17	1,485,047
Reinvestment of dividends (2)	174,783	193,330
Share repurchases	(849,418)	—
Write-off of deferred offering costs	(146,446)	—
Net increase (decrease) in net assets from capital share transactions	(821,064)	1,678,377

Total decrease in net assets	(1,703,381)	(2,157,116)
Net assets at beginning of period	81,781,429	87,122,296

Net assets at end of period	$80,078,048	$84,965,180

Capital share activity (common shares):
Shares issued from stock offering	—	109,774
Shares issued from reinvestment of dividends	17,179	14,899
Shares repurchased	(79,575)	—
Net increase (decrease) in capital share activity	(62,396)	124,673

(1)
Distributions exceeded net investment income for the six months ended June 30, 2018 in the amount of $947,473 and net investment income exceeded distributions for the six months ended June 30, 2017 in the amount of $443,157. See Dividends and Distributions Policy in Note 2.

(2)	Net of par value of shares issued of $17 and $15 and funds received for fractional shares of $20 and $46 for the six months ended June 30, 2018 and 2017, respectively.
 See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,885,751	$473,714
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(688,130)	(931,396)
Paid in kind income collected	21,269	9,902
Net realized losses (gains) on investments	729,295	(271,115)
Net change in unrealized appreciation of investments	(1,317,929)	4,549,764
Provision for taxes on unrealized gains on investments	523,478	—
Amortization of fees, discounts and premiums, net	(665,799)	(1,228,313)
Amortization of deferred financing costs	112,711	127,720
Amortization of deferred offering costs	90,842	104,445
Proceeds from sales of investments	331,710	—
Purchase of investments (net of loan origination and other fees)	(13,012,633)	(29,639,712)
Proceeds from principal payments	9,616,874	24,445,264
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(153,144)	99,927
(Increase) decrease in accounts receivable - other and other assets	(261,859)	(164,140)
Increase (decrease) in accrued interest payable	(3,192)	48,150
Increase (decrease) in accounts payable and other liabilities	264,910	(261,600)

Net cash used in operating activities	(1,525,846)	(2,637,390)

Cash flows from financing activities:
Borrowings on revolving credit facility	44,000,000	28,250,000
Repayment of borrowings on revolving credit facility	(37,721,853)	(20,631,759)
Financing costs	(22,316)	(184,576)
Offering costs	(2,500)	(37,457)
Proceeds from the issuance of common stock	17	1,492,983
Repurchased shares (held in Treasury Stock)	(849,418)	—
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $174,802 and $193,330, respectively)	(3,593,285)	(4,115,877)

Net cash provided by financing activities	1,810,645	4,773,314

Net increase in cash during the period	284,799	2,135,924

Cash at beginning of period	11,464,437	7,556,978

Cash at end of period (1)	$11,749,236	$9,692,902

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$174,802	$193,330
Write-off of deferred offering costs	$146,446	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,336,972	$1,539,920
Cash paid during the period for taxes	$39,840	$103,797

(1) Consists of cash and restricted cash of $8,375,062 and $3,374,174, respectively, at June 30, 2018, and $4,069,966 and $5,622,936, respectively, at June 30, 2017.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of June 30, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.1%) *	04/2017	Aerospace & Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$67,256	$45,910	$67,239
					67,256	45,910	67,239

Bradford Soap International, Inc. (5.6%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (13.63%; 1M LIBOR + 11.50%)	(8)	4,500,000	4,459,831	4,474,000
					4,500,000	4,459,831	4,474,000

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	146,375
						125,000	146,375

CP Holding Co. Inc (Choice Pet) (3.8%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	3,060,182	3,060,182
					2,899,852	3,060,182	3,060,182

DirectMed Parts & Service, LLC (5.9%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		4,709,642	4,635,527	4,691,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					4,709,642	4,635,527	4,691,000

Douglas Machines Corp. (4.6%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		3,452,633	3,420,588	3,452,000
	04/2012		Common Equity Warrants (204 Shares)			12,500	208,000
					3,452,633	3,433,088	3,660,000

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.33%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,911,087	3,797,000
					4,000,000	3,911,087	3,797,000

Flight Lease XIII, LLC (0.3%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		270,514	269,710
						270,514	269,710

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	858,037
						—	858,037

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.58%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,949,393	2,774,000
					3,000,000	2,949,393	2,774,000

IAG Engine Center, LLC (0.9%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	443,395	421,615	443,395
			Revenue Linked Security	(6) (10)		221,458	317,000
					443,395	643,073	760,395

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
King Engineering Associates, Inc. (9.8%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.99%; 1M LIBOR +10.00%)		6,543,000	6,461,995	6,543,000
	10/2017		Class A Membership Interest (88,231 Units)	(10)		605,913	1,277,489
					6,543,000	7,067,908	7,820,489

National Project Management & Controls, LLC (4.6%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.1%; 1M LIBOR + 10.00%)	(15)	3,575,500	3,515,868	3,515,868
			Revolving Line of Credit, due 06/2023 (1M LIBOR + 10.00%)	(4)	—	—	—
			Class A Membership Interest (53,319 Units)	(10)		200,000	200,000
					3,575,500	3,715,868	3,715,868

ProAir Holdings Corporation (7.9%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,412,682	6,341,000
					6,500,000	6,412,682	6,341,000

Regional Engine Leasing, LLC (4.2%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,212,917	3,161,443	3,211,000
			Residual Value	(3)		102,421	145,000
					3,212,917	3,263,864	3,356,000

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (15.38%; 3M LIBOR + 11.00% with a 1.00% floor plus 2.00% default interest)	(8)	7,031,250	7,000,886	7,014,000
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	79,000
					7,031,250	7,100,886	7,093,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.34%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	3,939,706	3,895,989	3,904,000
					3,939,706	3,895,989	3,904,000

Sitel Worldwide Corporation (2.2%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (11.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,725,697	1,750,000
					1,750,000	1,725,697	1,750,000

Surge Busy Bee Holdings, LLC (9.4%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.10%; 1M LIBOR + 10.00%)		4,812,500	4,616,510	4,688,000
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,512,501	2,419,414	2,432,000
			Revolving Line of Credit, due 11/2021 (10.10%, 1M LIBOR+8.00%)	(4)	100,000	100,000	100,000
			Class B Equity Warrants (210 Units)			152,950	273,000
					7,425,001	7,288,874	7,493,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	218,648
						200,000	218,648

Wetmore Tool and Engineering Company (5.0%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,032,324	3,985,794	4,032,324
					4,032,324	3,985,794	4,032,324

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
Yucatan Foods, L.P. (15.6%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 12.00% cash/2.50% PIK)	(8)	9,220,502	9,109,994	9,220,502
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,258,701	3,225,796	3,258,701
					12,479,203	12,335,790	12,479,203
Subtotal Non-Control / Non-Affiliate Investments					$79,561,679	$80,526,957	$82,761,470

Affiliate Investments
Coastal Screen and Rail, LLC (8.9%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,442,713	$6,313,534	$6,314,000
	01/2018		Revolving Line of Credit, due 07/2022 (10.31%; 3M LIBOR + 8.00%)		500,000	500,000	500,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(10)		150,000	294,000
					6,942,713	6,963,534	7,108,000

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		389,757	632,527
						389,757	632,527

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) (5.0%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,775,000	2,750,267	2,775,000
			Revolving Line of Credit, due 07/2021 (3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Stock (950 Shares)	(10)		950,000	1,241,000
					2,775,000	3,700,267	4,016,000

Northeast Metal Works LLC (16.8%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)		10,096,583	10,068,715	9,974,000
			Revolving Line of Credit, due 12/2019 (15.00%)	(13)	1,650,000	1,650,000	1,637,000
	05/2017		Preferred Equity Interest (2,493 Class A Units)	(10)		1,595,520	1,849,000
					11,746,583	13,314,235	13,460,000

V-Tek, Inc. (6.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.38%; 3M LIBOR + 11.00%)		3,456,250	3,374,165	3,456,250
			Senior Secured Revolver, due 03/2021 (8.88%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(10)		150,000	322,000
					4,792,347	4,860,262	5,114,347
Subtotal Affiliate Investments					$26,256,643	$29,228,055	$30,330,874

Control Investments
Flight Lease VII, LLC (1.1%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)	(16)		$857,273	$857,273
						857,273	857,273

Infinite Care, LLC (8.1%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.10%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		4,502,209	3,600,415	3,050,000
			Revolving Line of Credit, due 02/2019 (14.10%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,602,000	3,602,000	3,593,000

Portfolio Company	Date**	Industry	Investment (1) (2) (14)		Principal	Cost	Fair Value
			Membership Interest (100% membership interests)	(12)		5,000,000	—
					8,104,209	12,202,415	6,643,000
Subtotal Control Investments					$8,104,209	$13,059,688	$7,500,273

Total Investments at 6/30/18 (150.6%) *					$113,922,531	$122,814,700	$120,592,617

* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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
(4)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.

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
(12)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of June 30, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, HCAP took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of June 30, 2018. In addition, for the six months ended June 30, 2018, the Company funded $1.5 million in revolver advances to ICC to fund their liquidity needs.

ICC had $3.5 million in cash receipts in the second quarter of 2018, and also had $0.6 million in cash, among other current and long-term assets and current liabilities, and long-term liabilities consisting only of the $8.1 million debt principal it owed the Company (which included $0.5 million of payment-in-kind interest due to the Company at the maturity of its debt investments in ICC) and no other debt as of June 30, 2018.

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

(13)
The interest rate on the revolver is 11% prior to the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1% of the Company's total assets.
(15)	Not included here is a $5.0 million delayed draw term loan commitment, which the Company may elect to fund at its sole discretion once a delayed draw request has been made by the portfolio company.
(16)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee has been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume if Flight Lease VII, LLC is successful in obtaining a new lease partner.

See accompanying notes to unaudited financial statements.

As of June 30, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$65,574,361	$65,340,848	54.2%	81.7%
Junior Secured Debt	46,157,034	46,063,710	38.1%	57.4%
Equity	10,861,847	8,871,059	7.4%	11.1%
Revenue Linked Security	221,458	317,000	0.3%	0.4%
Total	$122,814,700	$120,592,617	100.0%	150.6%

The rate type of debt investments at fair value as of June 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$56,050,504	$56,238,745	50.4%	70.2%
Floating Rate	55,680,891	55,165,813	49.6%	68.9%
Total	$111,731,395	$111,404,558	100.0%	139.1%

The industry composition of investments at fair value as of June 30, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$5,470,390	$5,943,144	4.9%	7.4%
Automotive	—	858,037	0.7%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	218,648	0.2%	0.3%
Beverage, Food & Tobacco	16,246,877	16,276,204	13.5%	20.4%
Capital Equipment	18,691,826	19,147,671	15.9%	23.8%
Chemicals, Plastics and Rubber	3,895,989	3,904,000	3.2%	4.9%
Construction & Building	10,679,402	10,823,867	9.0%	13.5%
Consumer Goods - Non-Durable	4,459,831	4,474,000	3.7%	5.6%
Environmental Industries	7,067,908	7,820,489	6.5%	9.8%
Healthcare & Pharmaceuticals	16,837,942	11,334,000	9.4%	14.2%
High Tech Industries	6,649,660	6,790,000	5.6%	8.5%
Media: Broadcasting & Subscription	125,000	146,375	0.1%	0.2%
Metals & Mining	13,314,235	13,460,000	11.2%	16.8%
Retailer	3,060,182	3,060,182	2.5%	3.6%
Services: Business	16,115,458	16,336,000	13.6%	20.5%
Total	$122,814,700	$120,592,617	100.0%	150.6%

The geographic concentrations at fair value as of June 30, 2018 was as follows:

Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	48,961,542	44,773,154	37.1%	55.9%
Northeast	36,130,199	36,406,830	30.2%	45.5%
South	31,310,277	33,071,633	27.4%	41.3%
Midwest	6,412,682	6,341,000	5.3%	7.9%
	122,814,700	120,592,617	100.0%	150.6%

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2017)

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace &Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$428,456	$242,518	$428,456
					428,456	242,518	428,456

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (10.63%; 1M LIBOR + 9.25%)		4,500,000	4,457,846	4,500,000
					4,500,000	4,457,846	4,500,000

Bridgewater Engine Ownership III, LLC (0.2%) *	10/2014	Aerospace &Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		195,421	178,639	195,421
					195,421	178,639	195,421

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	70,669
						125,000	70,669

CP Holding Co. Inc (Choice Pet) (3.5%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	2,894,941	2,879,000
					2,899,852	2,894,941	2,879,000

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,530,000	5,442,369	5,530,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,530,000	5,442,369	5,530,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		4,027,633	3,993,541	4,027,633
	04/2012		Common Equity Warrants (204 Shares)			12,500	177,391
					4,027,633	4,006,041	4,205,024

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.69%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,900,507	3,821,500
					4,000,000	3,900,507	3,821,500

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		300,000	310,854
						300,000	310,854

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	861,425
						—	861,425

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value

GK Holdings, Inc. (3.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.94%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,943,370	2,906,000
					3,000,000	2,943,370	2,906,000

IAG Engine Center, LLC (1.3%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	563,395	471,875	563,000
			Revenue Linked Security	(6) (10)		393,515	533,000
					563,395	865,390	1,096,000

King Engineering Associates, Inc. (9.3%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.37%; 1M LIBOR +10.00%)		6,576,000	6,482,233	6,576,000
			Revolving Line of Credit, due 04/2019 (11.37%; 1M LIBOR +10.00%)	(4)	—	—	—
	10/2017		Class A Membership Interest (86,433 Units)	(10)		521,146	1,051,555
					6,576,000	7,003,379	7,627,555

ProAir Holdings Corporation (7.7%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,405,784	6,282,507
					6,500,000	6,405,784	6,282,507

Regional Engine Leasing, LLC (4.4%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,471,326	3,403,439	3,471,326
			Residual Value	(3)		102,421	105,322
					3,471,326	3,505,860	3,576,648

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (14.5%; 3M LIBOR + 11.00% with a 1.00% floor/2.00% default interest)	(8)	7,218,750	7,169,237	7,179,000
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	69,000
					7,218,750	7,269,237	7,248,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.36%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,948,995	3,968,000
					4,000,000	3,948,995	3,968,000

Sitel Worldwide Corporation (2.1%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (10.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,723,508	1,704,609
					1,750,000	1,723,508	1,704,609

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.38%; 1M LIBOR + 10.00%)		4,937,500	4,723,800	4,723,800
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,500,000	2,401,389	2,401,389
			Revolving Line of Credit, due 11/2021 (9.38%, 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (210 Units)			152,950	184,372

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
					7,587,500	7,428,139	7,459,561

Turning Point Brands, Inc. (2.5%) *	02/2017	Beverage, Food & Tobacco	Junior Secured Term Loan, due 08/2022 (11.00%)	(11)	2,000,000	1,982,298	2,015,000
					2,000,000	1,982,298	2,015,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	221,808
						200,000	221,808

Wetmore Tool and Engineering Company (4.9%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,022,206	3,970,037	3,981,000
					4,022,206	3,970,037	3,981,000

Yucatan Foods, L.P. ( 14.7%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 10.00% cash/4.50% PIK)	(8)	9,062,282	8,933,921	8,995,500
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,101,658	3,062,926	3,018,000
					12,163,940	11,996,847	12,013,500
Subtotal Non-Control / Non-Affiliate Investments					$80,434,479	$80,790,705	$82,902,537

Affiliate Investments
Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		$500,000	$616,502
						500,000	616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) ( 5.1%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,887,500	2,859,272	2,859,272
			Revolving Line of Credit, due 07/2021 (10.5%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Equity Interest (950 Units)	(10)		950,000	1,300,000
					2,887,500	3,809,272	4,159,272

Northeast Metal Works LLC (15.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 6.00% PIK)	(13)	9,788,725	9,752,528	9,652,000
			Revolving Line of Credit, due 12/2019 (13.50%)		1,500,000	1,500,000	1,482,000
	05/2017		Preferred Equity Interest (2,500 Class A Units)	(10)		1,600,000	1,481,000
					11,288,725	12,852,528	12,615,000

V-Tek, Inc. (5.8%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)		3,500,000	3,406,474	3,500,000
			Senior Secured Revolver, due 03/2021 (8.00%; 3M LIBOR + 06.50%)	(4)	886,097	886,097	886,097
			Common Equity Interest (90 Units)	(10)		150,000	351,000
					4,386,097	4,442,571	4,737,097

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value

WorkWell, LLC ( 4.7%) *	10/2015	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)		4,569,699	4,510,993	3,856,000
			Preferred Equity Interest (250,000 Units)			250,000	—
			Common Equity Interest (250,000 Units)			—	—
					4,569,699	4,760,993	3,856,000
Subtotal Affiliate Investments					$23,132,021	$26,365,364	$25,983,871

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)			$857,273	$829,849
						857,273	829,849

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace &Defense	Common Equity Interest (400 Units)	(10)		200,000	327,421
						200,000	327,421

Infinite Care, LLC (6.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.38%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		6,360,914	5,862,348	3,492,000
			Revolving Line of Credit, due 02/2019 (13.38%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,065,000	2,065,000	2,065,000
			Class A Interest (3,000,000 Units)	(12)		3,000,000	—
					8,425,914	10,927,348	5,557,000
Subtotal Control Investments					$8,425,914	$11,984,621	$6,714,270

Total Investments at 12/31/17 (141.4%) *					$111,992,414	$119,140,690	$115,600,678
* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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

ICC had $13.1 million in cash receipts in 2017, and also had $60 thousand dollars in cash, among other current and long-term assets and current liabilities, and long-term liabilities consisting only of the $8.4 million debt principal it owed the Company (which included $0.4 million of payment-in-kind interest due to the Company at the maturity of its debt investments in ICC) and no other debt as of December 31, 2017.

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

(13)
The interest rate on the revolver is 11% prior to the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets.

See accompanying notes to unaudited financial statements.

As of December 31, 2017, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$61,508,211	$59,010,761	51.0%	72.2%
Junior Secured Debt	48,217,674	48,098,749	41.6%	58.8%
Equity	9,021,290	7,958,168	6.9%	9.7%
Revenue Linked Security	393,515	533,000	0.5%	0.7%
Total	$119,140,690	$115,600,678	100%	141.4%

The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$48,471,030	$48,584,757	45.4%	59.4%
Floating Rate	61,254,855	58,524,753	54.6%	71.6%
Total	$109,725,885	$107,109,510	100.0%	131.0%

The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$6,649,680	$7,381,151	6.4%	9.0%
Automotive	—	861,425	0.8%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	221,808	0.2%	0.3%
Beverage, Food & Tobacco	17,879,652	17,850,000	15.4%	21.8%
Capital Equipment	18,824,433	19,205,628	16.6%	23.5%
Chemicals, Plastics and Rubber	3,948,995	3,968,000	3.4%	4.9%
Consumer Goods - Non-Durable	4,457,846	4,500,000	3.9%	5.5%
Environmental Industries	7,003,379	7,627,555	6.6%	9.3%
Healthcare & Pharmaceuticals	21,130,710	14,943,000	12.9%	18.3%
High Tech Industries	6,752,642	7,065,272	6.1%	8.6%
Media: Broadcasting & Subscription	125,000	70,669	0.1%	0.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Retailer	2,894,941	2,879,000	2.5%	3.5%
Services: Business	16,420,884	16,412,170	14.2%	20.1%
Total	$119,140,690	$115,600,678	100.0%	141.4%

The geographic concentrations at fair value as of December 31, 2017 was as follows:

Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	48,934,402	43,854,691	38.0%	53.7%
Northeast	35,861,595	35,660,290	30.8%	43.6%
South	27,938,909	29,803,190	25.8%	36.4%
Midwest	6,405,784	6,282,507	5.4%	7.7%
	119,140,690	115,600,678	100.0%	141.4%

Harvest Capital Credit Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation ("HCAP" or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC on May 2, 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, the Company follows accounting and reporting guidance as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services- Investment Companies.

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

Restricted Cash

Restricted cash of $3.4 million and $7.2 million as of June 30, 2018 and December 31, 2017, respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under its Credit Facility.

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

For loans with contractual PIK (payment-in-kind) interest income, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue PIK interest if the Company believes that the PIK interest is no longer collectible, including if the portfolio company valuation indicates that such PIK interest is not collectible. Loan origination fees - net of direct loan origination costs, original issue discounts that initially represent the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and market discounts or premiums - are accreted or amortized using the effective interest method as interest income over the contractual life of the loan. Upon the prepayment of a loan or debt security, any unamortized net loan origination fee will be recorded as interest income. Loan exit fees that are contractually required to be paid at the termination or maturity of the loan will be accreted to interest income over the contractual term of the loan. The Company suspends the accretion of interest income for any loans or debt securities placed on non-accrual status. The Company may also collect other prepayment premiums on loans. These prepayment premiums are recorded as other income as earned. Dividend income, if any, will be recognized on the ex-dividend date.

Interest income from certain of the Company's equity investments are recorded based upon an estimation of an effective yield to expected maturity utilizing projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from these equity investments and the effective yield is determined and updated at each reporting date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.2 million in net realized gains on its investments during the three months ended June 30, 2018 and $0.3 million in net realized gains on its investments during the three months ended June 30, 2017. The Company recognized $0.7 million in net realized losses on its investments during the six months ended June 30, 2018 and $0.3 million of realized gains on its investments during the six months ended June 30, 2017.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of its investments relative to changes in their amortized cost. The Company recognized $0.4 million in net change in unrealized depreciation during the three months ended June 30, 2018 and $4.6 million in net change in unrealized depreciation during the three months ended June 30, 2017. The Company recognized $1.3 million in net change in unrealized appreciation during the six months ended June 30, 2018 and $4.5 million in net change in unrealized depreciation during the six months ended June 30, 2017.

 Classification of Investments

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at June 30, 2018 and December 31, 2017, respectively.

	Number of portfolio company investments by classification
	June 30, 2018	December 31, 2017
Non-Control/Non-Affiliated	22	23
Affiliated	5	5
Control	2	3
Total	29	31

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

Valuation Process

Investments are measured at fair value as determined in good faith by the Company's management team, reviewed by the audit committee of the board of directors (independent directors), and ultimately approved by the Company's board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

The board of directors undertakes a multi-step valuation process at each measurement date.

•
The valuation process begins with each investment initially being valued by the Company's management or the investment professionals of the Company's investment adviser and / or, if applicable, by an independent valuation firm.

•	Preliminary valuation conclusions are documented and discussed with senior management.

•	The audit committee of the board of directors reviews and discusses the preliminary valuations.

•
The board of directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith, based upon the input of senior management, the independent valuation firm report (if reviewed in such quarter), and the audit committee.

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

In the case of investments that are Level 3 assets, however, the Company’s board of directors generally receives a report on material Level 3 investments on a quarterly basis (i) from the Company’s management or the investment professionals of its investment adviser in the form of a PMR, (ii) from a third-party valuation firm, or (iii) in some cases, both. In the case of investments that are Level 3 assets and have an investment rating of 1 (performing above expectations), the Company generally engages an independent external valuation firm to review all such material investments at least annually. In quarters where an external valuation is not prepared for such investments, the Company’s management or the investment professionals of its investment adviser generally prepare a PMR. In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), the Company generally engages an independent external valuation firm to review such material investments quarterly (and may receive a PMR in addition to the review of the independent external valuation firm where the Level 3 assets have an investment rating of 3 through 5). However, in certain cases for Level 3 assets, the Company may determine that it is more appropriate for the Company to prepare a PMR instead of engaging an independent external valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In addition, under certain unique circumstances, the Company may determine that a formal valuation report is not likely to be informative, and neither a third-party valuation report nor a report from the Company’s management or the investment professionals of its investment adviser is prepared. Such circumstances might include, for example, an instance in which the investment has paid off after the period end date but before the board of directors meets to discuss the valuations.

Further, Level 3 debt investments that have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise.

 Valuation Methodology

The following section describes the valuation methods and techniques used to measure the fair value of the investments.

Fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of management, are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) the market approach (enterprise value), (iv) the income approach (discounted cash flow analysis) or (v) the bond yield approach.

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

In most cases we use the bond yield approach for valuing Level 3 debt investments, as long as we deem this method appropriate. This approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company's investments, in order to assess what the range of effective market interest rates would be for the Company's investment if it were being made on or near the valuation date. Then all of the remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment. If, in the Company's judgment, the bond yield approach is not appropriate, we may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

The fair value of equity securities, including warrants, in portfolio companies oftentimes considers the market approach, which applies market valuation multiples of publicly-traded firms or recently acquired private firms engaged in businesses similar to those of the portfolio companies. This approach to determining the fair value of a portfolio company’s equity security will typically involve: (1) applying to the portfolio company’s trailing twelve month EBITDA (earnings before interest, taxes, depreciation and amortization) a range of enterprise value to EBITDA multiples that are derived from an analysis of comparable companies, in order to arrive at a range of enterprise values for the portfolio company; then (2) subtracting from the range of enterprise values balances of any debt or equity securities that rank senior to the Company's equity securities; and (3) multiplying the range of equity values by the Company’s ownership share of such equity to determine a range of fair values for the Company’s equity investment.

The Company also uses the income approach, which discounts a portfolio company’s expected future cash flows to determine its net present enterprise value. The discount rate used is based upon the company’s weighted average cost of capital, which is determined by blending the cost of the portfolio company’s various debt instruments and its estimated cost of equity capital. The cost of equity capital is estimated based upon the Company's market knowledge and discussions with private equity sponsors.

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

Consequently, fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of management, are most relevant to such investment. The selected valuation methodologies for a particular investment are consistently applied on each measurement date. However, a change in a valuation methodology or its application from one measurement date to another is possible if the change results in a measurement that is equally or more representative of fair value in the circumstances.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 and the expenses related to the Company's 2022 Notes (defined below). The deferred offering costs relating to the Company's preparation and filing of its shelf registration statement on Form N-2 consist of underwriting fees, legal fees and other direct costs incurred and are recognized as assets and are recognized as deferred offering expense as shares are issued. The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, and other direct costs incurred and are recognized as a reduction to the unsecured notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. The Company had no deferred offering costs relating to the Company's shelf registration statement on Form N-2 as of June 30, 2018. The balance of deferred offering costs relating to the Company's shelf registration statement on Form N-2 as of December 31, 2017 was $0.1 million. The balance of deferred offering costs relating to the Company's 2022 Notes as of June 30, 2018 and December 31, 2017 was $0.9 million and $1.0 million, respectively. Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.1 million and $0.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.1 million and $0.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively. During the three months ended June 30, 2018, the Company wrote off the remaining balance of $0.1 million of deferred offering costs relating to the Company's shelf registration statement on Form N-2 as the Company does not expect to issue any additional shares under the existing shelf registration statement.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2018 and December 31, 2017 was $0.4 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended June 30, 2018 and June 30, 2017 was $0.1 million and $0.1 million, respectively. The amortization expense relating to deferred debt financing costs during the six months ended June 30, 2018 and June 30, 2017 was $0.1 million and $0.1 million, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date.  Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The determination of the tax attributes of the Company's distributions is made at the end of the year based upon the Company's taxable income for the full year and the distributions paid during the full year. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of the Company's dividends and other distributions on behalf of the Company's stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of common stock, rather than receiving the cash distribution.

During the three month periods ended June 30, 2018 and June 30, 2017, the Company declared distributions totaling $0.29 and $0.34 per share, respectively. During the six month periods ended June 30, 2018 and June 30, 2017, the Company declared distributions totaling $0.59 and $0.68, respectively.

 Income Taxes

Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and intends to receive RIC tax treatment annually. To receive RIC tax treatment, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three and six months ended June 30, 2018 the Company recognized a $0.5 million provision for taxes on unrealized gains on investments which is presented on the Company's Consolidated Statement of Assets and Liabilities as of June 30, 2018 as a deferred tax liability. The Company did not incur a deferred tax liability for the three and six months ended June 30, 2017.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of June 30, 2018. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2014-2017 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2017 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Note 3. Borrowings

The Company's debt obligations consist of the following:

	As of
	June 30, 2018	December 31, 2017
Revolving line of credit	$23,000,000	$16,721,853
Unsecured notes (net of deferred offering costs of $916,106 at 6/30/18 and $1,004,448 at 12/31/17)	27,833,894	27,745,552
Total debt obligations	$50,833,894	$44,467,405

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of June 30, 2018 were 5.72% and 3.1 years, respectively. The weighted average average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2017 was 5.6% and 3.8 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that expires on October 30, 2018. The maturity date under the Credit Facility is the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured long-term indebtedness, which, based on the Company's outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility would be April 30, 2020. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of the Company's unsecured longer-term indebtedness (as defined in the Credit Facility), which includes the Company's 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
As of June 30, 2018 and December 31, 2017 the outstanding balance on the Credit Facility was $23.0 million and $16.7 million, respectively. As of June 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.
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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting offering costs of $1.2 million, were $27.7 million. As of June 30, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.9 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of June 30, 2018, the Company was in compliance with its debt covenants.

As a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019.

As of June 30, 2018 and December 31, 2017, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $51.8 million and $45.5 million, respectively, and as of June 30, 2018, and December 31, 2017, the Company's asset coverage, as defined in the 1940 Act, was 258% and 284%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 41.1% and 41.7% of total debt investments outstanding as of June 30, 2018 and December 31, 2017, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 35.8% and 36.6% of total loan interest and fee income for the three months ended June 30, 2018 and June 30, 2017, respectively. Interest income from the five largest debt investments accounted for approximately 36.8% and 37.4% of total loan interest and fee income for the six months ended June 30, 2018 and June 30, 2017, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended June 30, 2018 and June 30, 2017.

	Three months ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—	109,774	$1,485,047
Shares repurchased	(14,678)	(151,506)	—	—	(79,575)	(849,418)	—	—
Dividends reinvested	8,695	85,276	7,980	100,677	17,179	174,802	14,899	193,330
Total	(5,983)	$(66,230)	7,980	$100,677	(62,396)	$(674,616)	124,673	$1,678,377

As of June 30, 2018 and 2017, the Company had no dilutive securities outstanding.

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of the Company's common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended June 30, 2017, the Company did not sell any shares through this agreement. During the six months ended June 30, 2017, the Company sold 109,774 shares of stock under this agreement at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of the Company's common stock from time to time at prevailing market prices or at negotiated prices. During both the three and six months ended June 30, 2018, the Company did not sell any shares through this agreement.

On March 8, 2016, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of the Company's outstanding stock in the open market. The repurchase program expired on December 31, 2016. On June 13, 2017, the board of directors authorized another $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of the outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of June 30, 2018 or the repurchase of $3.0 million of the Company's outstanding shares of common stock. The repurchase program expired on June 30, 2018.

During the three months ended June 30, 2018, the Company repurchased 14,678 shares of its common stock at an average price of $10.32, and a total cost of $0.2 million. During the six months ended June 30, 2018, the Company repurchased 79,575 shares of its common stock at an average price of $10.67 per share, and a total cost of $0.8 million. During both the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock.

The Company has adopted an “opt out” dividend reinvestment plan, or “DRIP,” for its common stockholders. As a result, if the Company makes cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company's common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPZ. As of June 30, 2018 and December 31, 2017 the fair value of the 2022 Notes were $29.2 million and $29.3 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of June 30, 2018 and December 31, 2017, unfunded commitments totaled $2.7 million and $3.0 million, respectively, and if funded, their estimated fair values on such dates were $2.7 million and $3.0 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

	Fair Values as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$65,340,849	$65,340,849
Junior Secured	—	1,750,000	44,313,709	46,063,709
Equity and Equity Related Securities	—	—	8,871,059	8,871,059
Revenue Linked Security	—	—	317,000	317,000
	$—	$1,750,000	$118,842,617	$120,592,617

	Fair Values as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$59,010,761	$59,010,761
Junior Secured	—	3,719,609	44,379,140	48,098,749
Equity and Equity Related Securities	—	—	7,958,168	7,958,168
Revenue Linked Security	—	—	533,000	533,000
	$—	$3,719,609	$111,881,069	$115,600,678

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2018 and December 31, 2017, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$65,340,849	Bond Yield	Risk adjusted discount factor	8.5% - 30.8%	14.4%

		Market	EBITDA multiple	2.2x - 9.1x	5.5x

		Income	Weighted average cost of capital	10.5% - 30.8%	15.1%

Junior Secured	$44,313,709	Bond Yield	Risk adjusted discount factor	11.3% - 18.5%	15.2%

		Market	EBITDA multiple	0.8x - 9.8x	7.5x

		Income	Weighted average cost of capital	8.0% - 17.3%	13.9%

Equity and Equity Related Securities	$8,871,059	Market	EBITDA multiple	4.4x - 6.9x	5.6x

		Income	Weighted average cost of capital	10.5% - 25.0%	14.8%

Revenue Linked Security	$317,000	Income	Weighted average cost of capital	20.8%	20.8%

Type of Investment	Fair Value at December 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$59,010,761	Bond Yield	Risk adjusted discount factor	6.0% - 30.2%	10.6%

		Market	EBITDA multiple	2.2x - 6.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.1%	15.6%

Junior Secured	$44,379,140	Bond Yield	Risk adjusted discount factor	4.1% - 17.5%	12.6%

		Market	EBITDA multiple	0.9x - 10.9x	7.4x

		Income	Weighted average cost of capital	9.0% - 17.8%	15.1%

Equity and Equity Related Securities	$7,958,168	Market	EBITDA multiple	3.6x - 6.9x	5.5x

		Income	Weighted average cost of capital	10.0% - 25.0%	14.6%

Revenue Linked Security	$533,000	Income	Weighted average cost of capital	36.6%	36.6%

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

  The following tables provide a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur:

	Six Months Ended June 30, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2018	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments	12,812,500	—	434,766	—	13,247,266
Principal payments received	(6,643,744)	(635,242)	(187,086)	(172,057)	(7,638,129)
Sales of investments	—	—	(313,878)	—	(313,878)
Loan origination and other fees received	(219,633)	(26,250)	—	—	(245,883)
Payment-in-kind interest earned	362,803	325,326	—	—	688,129
Accretion of deferred loan origination fees/discounts	390,275	255,634	—	—	645,909
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(636,050)	—	(93,245)	—	(729,295)
Change in unrealized appreciation (depreciation) on investments	2,263,937	15,101	(927,666)	(43,943)	1,307,429
Fair value of portfolio, end of period	$65,340,849	$44,313,709	$8,871,059	$317,000	$118,842,617
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2018	$(233,512)	$(117,627)	$(1,990,789)	$95,542	$(2,246,386)

	Six Months Ended June 30, 2017
	Senior Secured	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2017	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New/Add-on investments	16,904,484	11,452,429	—	2,643,640	—	31,000,553
Principal payments received	(20,420,246)	(348,162)	—	(420,627)	(151,127)	(21,340,162)
Loan origination and other fees received	(514,250)	(207,500)	—	(4,096)	—	(725,846)
Payment-in-kind interest earned	503,221	428,175	—	—	—	931,396
Accretion of deferred loan origination fees/discounts	1,107,462	88,482	—	—	—	1,195,944
Transfers to (from) level 3	—	—	—	—	—	—
Transfer (to) from investment type	2,986,604	(2,986,604)	—	—	—	—
Net realized gains (losses) on investments	—	—	(33,251)	304,366	—	271,115
Change in unrealized appreciation (depreciation) on investments	(580,589)	(4,607,391)	—	(629,698)	(145,928)	(5,963,606)
Fair value of portfolio, end of period	$76,207,748	$48,262,404	$105,479	$6,101,549	$694,957	$131,372,137
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2017	$(500,760)	$(4,607,391)	$—	$(629,698)	$(145,928)	$(5,883,777)

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

The Company was founded in September 2011 by certain members of its investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in the Company and its investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.2 billion in credit assets of collateralized loan obligation and warehouse funds.

Management and Incentive Fees

In conjunction with the Company's initial public offering in May 2013, HCAP entered into an investment advisory and management agreement with HCAP Advisors LLC ("HCAP Advisors"), which is a majority owned subsidiary of JMP Group. Under the investment advisory and management agreement, the base management fee is calculated based on the Company's gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of 2.0% on gross assets up to and including $350 million, 1.75% on gross assets above $350 million and up to and including $1 billion, and 1.5% on gross assets above $1 billion. The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, the investment adviser receives no incentive fee until the net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the investment adviser, HCAP Advisors (as defined above), will receive 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply. Since the hurdle rate is fixed, as interest rates rise, it is easier for the investment adviser to surpass the hurdle rate and receive an incentive fee based on net investment income.The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of the realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, even in the event that the pre-incentive fee net investment income exceeds the hurdle rate, no incentive fee will be payable to the extent that the Company has generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on its investments. Due to this total return requirement, incentive fees of $0.5 million were not paid or accrued for the three months ended June 30, 2017.

The incentive fee for the three and six months ended June 30, 2018 was $187,293 and $187,293, respectively. The Company did not incur an incentive fee expense for the three months ended June 30, 2017. The incentive fee expense for the six months ended June 30, 2017 totaled $0.1 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized depreciation of $0.4 million and a net change in unrealized depreciation of $4.6 million for the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recorded a net change in unrealized appreciation of $1.3 million and a net change in unrealized depreciation of $4.5 million for the six months ended June 30, 2018 and 2017, respectively. The Company recorded a realized gain of $0.2 million for the three months ended June 30, 2018 and a realized gain of $0.3 million for the three months ended June 30, 2017. The Company recorded a net realized loss of $0.7 million for the six months ended June 30, 2018 and a realized gain of $0.3 million for the six months ended June 30, 2017.

Total base management fees and incentive fees expense was $0.8 million and $0.7 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Total base management fees and incentive management fees expense was $1.4 million and $1.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued base management fees and incentive management fees were $0.8 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

Administrative Services Expense

In conjunction with the Company's initial public offering in May 2013, HCAP entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provided administrative services to HCAP and furnished us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement were equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by its chief executive officer and other officers. The Company negotiated a cap with JMP Credit Advisors to cap the amounts payable during the 2017 fiscal year at $1.4 million.

On April 17, 2018, in connection with the Company moving its administrative function from its Alpharetta, Georgia office to its New York, New York office, the board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. Under the new agreement, HCAP Advisors will provide administrative services to HCAP and furnish the Company with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. The Company negotiated a cap with HCAP Advisors to cap the amounts payable during the 2018 fiscal year to $1.4 million.

Total administrative services expense was $0.4 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Total administrative services expense was $0.7 million and $0.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of June 30, 2018 and December 31, 2017, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the six months ended June 30, 2018, the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors agreed to reimburse the Company.

Other Related Party Transactions

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of its common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the six months ended June 30, 2017, the Company sold 109,774 shares at an average price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of its common stock from time to time at prevailing market prices or at negotiated prices. During the three and six months ended June 30, 2018, the Company did not sell any shares through this agreement.

Note 8. Commitments and Contingencies

At June 30, 2018, the Company had a total of $2.7 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  At December 31, 2017, the Company had a total of $3.0 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Surge Busy Bee Holdings, LLC	$350,000	$340,337	$300,000	$287,652
DirectMed Parts & Services, LLC	1,000,000	996,042	1,000,000	1,000,000
National Project Management & Controls, LLC	400,000	393,329	—	—
24/7 Software, Inc.	300,000	300,000	300,000	297,067
King Engineering Associates, Inc.	—	—	300,000	300,000
V-Tek, Inc.	663,903	663,903	1,113,903	1,113,903
	$2,713,903	$2,693,611	$3,013,903	$2,998,622

Legal Proceedings

The Company is party to certain legal proceedings incidental to the normal course of business, including where third parties may try to seek to impose liability on us in connection with the activities of its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect these proceedings to have a material effect on the Company's financial condition or results of operations.

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of June 30, 2018 or June 30, 2017 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$815,756	$(1,859,839)	$2,885,751	$473,714
Weighted average shares outstanding (basic and diluted)	6,390,521	6,407,362	6,413,869	6,378,953
Net increase (decrease) in net assets resulting from operations per share	$0.13	$(0.29)	$0.45	$0.07

Note 10. Income Tax

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that the Company will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of its borrowings. The Company incurred $0.1 million in excise tax for calendar year 2017.

The Company has a taxable subsidiary, HCAP Equity Holdings LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. The Company recorded a current income tax expense of $32,833 and $32,833 for the three and six months ended June 30, 2018, respectively. The Company did not incur a current income tax expense for both the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018 the Company recognized a $0.5 million provision for taxes on unrealized gains on investments, respectively, which is presented on the Company's Consolidated Statement of Assets and Liabilities as of June 30, 2018 as a deferred tax liability. The Company did not incur a deferred tax liability for both the three and six months ended June 30, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended ended June 30, 2018, and June 30, 2017, respectively:

	Six Months Ended June 30,
	2018		2017
Per share data:
Net asset value at beginning of period	$12.66		$13.86
Net investment income (1)	0.44		0.75
Realized gains (losses) on investments (1)	(0.11)		0.04
Net change in unrealized appreciation (depreciation) on investments	0.21		(0.72)
Provision for taxes on unrealized gains on investments	(0.09)		—
Net increase in net assets from operations	0.45		0.07
Distributions (2)	(0.59)		(0.68)
Total distributions	$(0.59)		(0.68)
Effect of shares repurchased	—	(5)	—
Net asset value at end of period	$12.52		$13.25
Net assets at end of period	80,078,048		84,965,180
Shares outstanding at end of period	6,395,192		6,412,169
Weighted average shares outstanding (basic and diluted)	6,413,869		6,378,953
Per share closing price at end of period	10.56		$13.11

Ratios and Supplemental data:
Total return based on change in NAV (not annualized), gross of incentive fees (3)	4.99%		0.74%
Total return based on change in NAV (not annualized), net of incentive fees (3)	4.74%		0.67%
Total investment return (not annualized) (4)	2.05%		0.41%
Average Net Assets	$81,051,805		$87,003,698
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	12.92%		11.37%
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	13.39%		11.50%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	11.81%		11.37%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	12.28%		11.50%
Ratio of net investment income to average net assets	6.96%		10.92%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions exceeded net investment income for the six months ended June 30, 2018 in the amount of $947,473 and net investment income exceeded distributions for the six months ended June 30, 2017 in the amount of and $443,157. See Dividends and Distributions Policy in Note 2.

(3)
This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock. Computation of this ratio for an individual shareholder may vary due to timing of share activity.

(4)
This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors. Computation of this ratio for an individual shareholder may vary due to timing of share activity.

(5)	Rounds to less than $0.01 per share.

Note 12. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.

On July 31, 2018, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 1.0% prepayment fee on its junior secured term loan in Sitel Worldwide Corporation.

On August 1, 2018, the Company declared monthly distributions of $0.095 per share payable on each August 30, 2018, September 27, 2018, and October 25, 2018.

On August 2, 2018, the Company received a full repayment at par value, plus accrued but unpaid interest for its senior secured term loan in AMS Flight Leasing, LLC.

On August 2, 2018, the Company received a full repayment at par value, plus accrued but unpaid interest for its senior secured term loan in IAG Engine Center, LLC.

On August 2, 2018, the Company received its final distribution on its revenue linked security investment. In connection with the final distribution, the Company entered into an agreement with Flight Lease XX, Inc. which provides the Company a future payout of proceeds from the sale of an asset to the extent sales proceeds exceed $0.6 million, whereby the Company would receive 50% of any excess over $0.6 million with a $0.3 million cap.

On August 7, 2018, the Company made a $2.5 million junior secured debt investment in Water-Land Manufacturing & Supply, LLC. The term loan carries an interest rate of 3 month LIBOR + 10.50% with a 2.25% LIBOR floor.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended June 30, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2018 Value
More Than 25% Owned
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	27,424	38,144	829,849	27,424	—	857,273

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	1,819,933	—	3,492,000	1,819,933	(2,261,933)	3,050,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	(9,000)	—	2,065,000	1,537,000	(9,000)	3,593,000

	Membership Interest (100% membership interests)	(8)	—	(2,000,000)	—	—	2,000,000	(2,000,000)	—

Total More Than 25% Owned Portfolio Companies			$156,347	$(289,064)	$130,935	$6,714,270	$5,384,357	$(4,598,354)	$7,500,273

5% and Greater Owned, But Not Greater Than 25%

Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$466	$349,643	$—	$6,414,000	$(100,000)	$6,314,000

	Revolving Line of Credit, due 07/2022 (10.01%; 3M LIBOR + 8.00%)		—	—	22,840	—	500,000	—	500,000

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2018 Value

	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	144,000	—	—	294,000	—	294,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	126,268	95,238	616,502	126,268	(110,243)	632,527

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	24,733	192,888	2,859,272	28,228	(112,500)	2,775,000

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

	Common Equity Interest (950 Units)	(7)	—	(59,000)	—	1,300,000	—	(59,000)	1,241,000

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	5,813	850,692	9,652,000	322,000	—	9,974,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	5,000	100,053	1,482,000	155,000	—	1,637,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	398	327,480	—	1,481,000	372,480	(4,480)	1,849,000

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	(11,441)	277,682	3,500,000	11,442	(55,192)	3,456,250

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	62,983	886,097	450,000	—	1,336,097

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2018 Value
	Common Equity Interest (90 Units)	(7)	—	(29,000)	—	351,000	—	(29,000)	322,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Equity Interest (250,000 Units)		(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Equity Interest (250,000 Units)		—	—	—	—	—	—	—

Total 5% And Greater Owned, But Not Greater Than 25%			$(885,642)	$1,439,312	$1,952,019	$25,983,871	$9,578,411	$(5,231,408)	$30,330,874

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
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

(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1% of the Company's total assets
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.

As of June 30, 2018 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$33,195,193	$32,635,347	27.1%	40.7%
Equity	9,092,550	5,195,800	4.3%	6.5%
Total	$42,287,743	$37,831,147	31.4%	47.2%

The rate type of affiliate debt investments at fair value as of June 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$20,782,516	$20,700,000	17.2%	25.8%
Floating Rate	12,412,677	11,935,347	9.9%	14.9%
Total	$33,195,193	$32,635,347	27.1%	40.7%

The industry composition of affiliate investments at fair value as of June 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,247,030	$1,489,800	1.2%	1.9%
Capital Equipment	4,860,262	5,114,347	4.2%	6.4%
Construction & Building	6,963,534	7,108,000	5.9%	8.9%
Healthcare & Pharmaceuticals	12,202,415	6,643,000	5.5%	8.3%
High Tech Industries	3,700,267	4,016,000	3.3%	5%
Metals & Mining	13,314,235	13,460,000	11.3%	16.7%
Total	$42,287,743	$37,831,147	31.4%	47.2%

The geographic concentrations at fair value as of June 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,062,677	$11,757,347	9.8%	14.7%
Northeast	13,314,235	13,460,000	11.2%	16.7%
South	11,910,831	12,613,800	10.5%	15.8%
Total	$42,287,743	$37,831,147	31.5%	47.2%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2017

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
More Than 25% Owned
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/2018 (13.00%; the greater of 13.00% or LIBOR + 7.50%)		$—	$—	$119,821	$1,807,299	$17,701	$(1,825,000)	$—

Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	—	127,421	149,154	200,000	127,421	—	327,421

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	(15,393)	155,859	923,947	—	(94,098)	829,849

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	(2,366,893)	653,687	5,916,570	318,209	(2,742,779)	3,492,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	—	70,875	200,000	1,865,000	—	2,065,000

	Class A Common Equity Units (3,000,000 Units)		—	(1,266,500)	—	1,266,500	—	(1,266,500)	—

Total More Than 25% Owned Portfolio Companies			$—	$(3,521,365)	$1,149,396	$10,314,316	$2,328,331	$(5,928,377)	$6,714,270

5% and Greater Owned, But Not Greater Than 25%

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	$—	$116,502	$—	$—	$616,502	$—	$616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	198,005	—	2,971,772	(112,500)	2,859,272

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
	Common Equity Interest (950 Units)	(7)	—	350,000	—	—	1,300,000	—	1,300,000

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(237,269)	1,760,994	11,678,261	530,621	(2,556,882)	9,652,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(18,000)	215,961	1,189,239	1,295,751	(1,002,990)	1,482,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	—	(119,000)	—	—	1,600,000	(119,000)	1,481,000

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/2016 (17.00% PIK)		(1,995,421)	1,957,463	—	37,959	1,957,462	(1,995,421)	—

	Common Equity Interest (Peekay Boutiques, Inc.) (35,000 Units)		(105,000)	105,000	—	—	105,000	(105,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	93,526	343,208	—	3,500,000	—	3,500,000

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	54,543	—	1,036,097	(150,000)	886,097

	Common Equity Interest (90 Units)	(7)	—	201,000	—	—	351,000	—	351,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	—	(677,146)	727,153	4,546,000	135,584	(825,584)	3,856,000

	Preferred Equity Interest (250,000 Units)		—	(170,000)	—	170,000	—	(170,000)	—

	Common Equity Interest (250,000 Units)		—	(523)	—	523	—	(523)	—

Total 5% And Greater Owned, But Not Greater Than 25%			$(2,100,421)	$1,601,553	$3,299,864	$17,621,982	$15,399,789	$(7,037,900)	$25,983,871

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
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

(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining

As of December 31, 2017, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,842,712	$27,792,369	24.0%	34.0%
Equity	7,507,273	4,905,772	4.2%	6.0%
Total	$38,349,985	$32,698,141	28.2%	40.0%

The rate type of affiliate debt investments at fair value as of December 31, 2017 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$14,111,800	$13,993,272	12.1%	17.1%
Floating Rate	16,730,912	13,799,097	11.9%	16.9%
Total	$30,842,712	$27,792,369	24.0%	34.0%

The industry composition of affiliate investments at fair value as of December 31, 2017 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,557,273	$1,773,772	1.5%	2.2%
Capital Equipment	4,442,571	4,737,097	4.1%	5.8%
Healthcare & Pharmaceuticals	15,688,341	9,413,000	8.1%	11.5%
High Tech Industries	3,809,272	4,159,272	3.6%	5.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Total	$38,349,985	$32,698,141	28.2%	40.0%

The geographic concentrations at fair value as of December 31, 2017 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$20,130,912	$14,150,097	12.2%	17.3%
Northeast	12,852,528	12,615,000	10.9%	15.4%
South	5,366,545	5,933,044	5.1%	7.3%
Total	$38,349,985	$32,698,141	28.2%	40.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio

Portfolio Composition

As of June 30, 2018, we had $120.6 million (at fair value) invested in 29 portfolio companies. As of June 30, 2018, our portfolio was comprised of approximately 54.2% senior secured debt, 38.1% junior secured debt and 7.7% equity and equity-like investments (including our revenue linked security investment).

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 portfolio companies. As of December 31, 2017, our portfolio was comprised of approximately 51.0% senior secured debt, 41.6% junior secured debt and 7.4% equity and equity-like investments (including our revenue linked security investment).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$65,574,361	$65,340,848	$61,508,211	$59,010,761
Junior Secured	46,157,034	46,063,710	48,217,674	48,098,749
Equity	10,861,847	8,871,059	9,021,290	7,958,168
Revenue Linked Security	221,458	317,000	393,515	533,000
Total Investments	$122,814,700	$120,592,617	$119,140,690	$115,600,678

At June 30, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.9 million and $4.8 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.3 million and $12.5 million, respectively. At December 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.5 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.0 million and $12.0 million, respectively.

At June 30, 2018, 49.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 50.4% of our debt investments bore interest at fixed rates. At December 31, 2017, 54.6% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.4% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of June 30, 2018 and December 31, 2017, was approximately 14.5% and 15.3%, respectively. The weighted average effective yield on the entire portfolio, as of June 30, 2018 and December 31, 2017, was 12.7% and 13.7%, respectively.

The weighted average effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of June 30, 2018 because it was on non-accrual status as of that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2017 because it was on non-accrual status as of that date. Other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

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

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three and six months ended June 30, 2018 and June 30, 2017 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PIK, beginning of period	$4,099,981	$3,063,182	$3,852,636	$2,582,253
Accrual	324,211	440,565	688,130	931,396
Payments	(21,269)	—	(21,269)	(9,902)
Write-off	—	—	(116,574)
PIK, end of period	$4,402,923	$3,503,747	$4,402,923	$3,503,747

Investment Activity

During the three months ended June 30, 2018, we closed $4.7 million of debt investment commitments and $0.3 million of equity investments in one new and three existing portfolio companies. During the three months ended June 30, 2017, we closed $15.4 million of debt investment commitments in three new and three existing portfolio companies and a $1.6 million equity investment in an existing portfolio company. During the six months ended June 30, 2018, we closed $12.5 million of debt investment commitments and $0.4 million of equity investments in two new and four existing portfolio companies. During the six months ended June 30, 2017, we closed $30.5 million of debt investment commitments and $1.0 million of equity investments in eight new and six existing portfolio companies.

During the three months ended June 30, 2018, we exited $0.1 million of debt investment commitments and $0.2 million of equity investments in two portfolio companies. During the three months ended June 30, 2017, we exited $4.2 million of debt investment commitments in two portfolio companies. During the six months ended June 30, 2018, we exited $6.9 million of debt investment commitments and $0.2 million of equity investments in four portfolio companies. During the six months ended June 30, 2017, we exited $8.4 million of debt investment commitments in four portfolio companies.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2018			As of December 31, 2017
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$23.8	21.3%	8	$25.6	23.9%	8
2	57.2	51.4%	10	48.9	45.6%	10
3	20.7	18.6%	3	20.3	19.0%	3
4	3.0	2.7%	1	6.7	6.3%	2
5	6.6	6.0%	1	5.6	5.2%	1
	$111.3	100.0%	23	$107.1	100.0%	24

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, we remain contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. As of June 30, 2018, we had one loan (our senior secured debt investment in Infinite Care, LLC) on non-accrual status, which comprised 6.4% of our debt portfolio at cost. As of December 31, 2017, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 7.2% of our debt portfolio at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in kind, or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees, which may be non-recurring in nature.

Investment income for the three months ended June 30, 2018 totaled $4.1 million, compared to investment income of $5.1 million for the three months ended June 30, 2017. Investment income for the three months ended June 30, 2018 comprised of $3.2 million in cash interest, $0.3 million in PIK interest, $0.5 million in fees earned on the investment portfolio and $22,557 of other income. Investment income for the three months ended June 30, 2017 was comprised of $3.9 million in cash interest, $0.4 million in PIK interest, $0.7 million in fees earned on the investment portfolio, and $23,568 of other income. The decrease in investment income is primarily attributable to a lower portfolio balance compared to June 30, 2017 as well as a decrease in the effective yield on the investment portfolio compared to June 30, 2017.

Investment income for the six months ended June 30, 2018 totaled $7.8 million, compared to investment income of $9.8 million for the six months ended June 30, 2017. Investment income for the six months ended June 30, 2018 was comprised of $6.4 million in cash interest, $0.7 million in PIK interest, $0.7 million in fees earned on the investment portfolio, and $77,473 in other income. Investment income for the six months ended June 30, 2017 was comprised of $7.6 million in cash interest, $0.9 million in PIK interest, $1.2 million in fees earned on the investment portfolio, and $36,532 of other income. The decrease in investment income in the six months ended June 30, 2018 is primarily attributable a lower portfolio balance compared to June 30, 2017 as well as a decrease in the effective yield on the investment portfolio compared to June 30, 2017.

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

Operating expenses totaled $2.4 million for the three months ended June 30, 2018, compared to $2.6 million for the three months ended June 30, 2017. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors' fees and other general and administrative expenses. The decrease in operating expenses was primarily due to a $0.2 million decrease in interest expense along with lower professional fees compared to the three months ended June 30, 2017.

Operating expenses totaled $4.9 million for the six months ended June 30, 2018, compared to $4.9 million for the six months ended June 30, 2017. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors' fees and other general and administrative expenses. The decrease in operating expenses was primarily due to lower interest expense and management fees incurred during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by higher professional fees incurred during the six months ended June 30, 2018. We incurred higher professional fees and general and administrative costs during the six months ended June 30, 2018 relating to the material weakness identified by management at December 31, 2017.

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the six months ended June 30, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. Net of expenses reimbursed by HCAP Advisors, the Company incurred approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that the Company does not expect to recur in the future.

Interest expense decreased slightly due to a lower average outstanding debt balance during the three and six months ended June 30, 2018, compared to June 30, 2017.

Administrative services expense was $0.4 million for the three months ended June 30, 2018, compared to $0.3 million for the three months ended June 30, 2017. Administrative services expense was $0.7 million for the six months ended June 30, 2018, compared to $0.6 million for the six months ended June 30, 2017. The increase is attributable to the increase in the 2018 annual cap entered into by the Company such that the maximum amount that would be payable by the Company for 2018 is $1.4 million.

Base management fees was $0.6 million for the for three months ended June 30, 2018, compared to $0.7 million for the three months ended June 30, 2017. Base management fees was $1.2 million for the six months ended June 30, 2018, compared to $1.4 million for the six months ended June 30, 2017. The decrease in base management fees is attributable to a smaller average amount of gross investments outstanding during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.

We incurred a $0.2 million incentive management fee for both the three and six months ended June 30, 2018. We did not incur an incentive management fee for the three months ended June 30, 2017 and incurred a $0.1 million incentive management fee for the six months ended June 30, 2017. The increase in incentive management fees for the three months ended June 30, 2018 and decrease in incentive management fees for the six months ended June 30, 2017 is primarily a result of the pre-incentive fee net investment income exceeding the hurdle rate. We only incur an income incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return met this hurdle for the three months ended June 30, 2018. In addition, the income incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.5 million were not paid or accrued for the three months ended June 30, 2017.

Net Investment Income

Net investment income was $1.6 million for the three months ended June 30, 2018, compared to $2.5 million for the three months ended June 30, 2017. Net investment income per share was $0.25 for the three months ended June 30, 2018, compared to $0.39 for the three months ended June 30, 2017.

Net investment income was $2.8 million for the six months ended June 30, 2018, compared to 4.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net investment income per share was $0.44 compared to $0.75 for the six months ended June 30, 2017.

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

We recognized $0.2 million in net realized gains on our investments for the three months ended June 30, 2018, compared to $0.3 million in net realized gains on our investments for the three months ended June 30, 2017. We recognized $0.7 million in net realized losses on our investments for the six months ended June 30, 2018, compared to $0.3 million of net realized gains on our investments in the six months ended June 30, 2017. A summary of realized gains and losses for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
Flight Lease XI, LLC (Common Equity Interest)	$156,347	$—
Mercury Network, LLC (Common Equity Units)	—	300,270
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	—	(33,251)
	$156,347	$267,019

A summary of realized gains and losses for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Flight Lease XI, LLC (Common Equity Interest)	$156,347	$—
Mercury Network, LLC (Common Equity Units)	—	300,270
Northeast Metal Works LLC (Preferred Equity Interest)	398	—
Rostra Tool Company (Common Equity Warrants)	—	4,096
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	—	(33,251)
WorkWell, LLC	(886,040)	—
	$(729,295)	$271,115

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.4) million for the three months ended June 30, 2018 and $(4.6) million for the three months ended June 30, 2017.

Net change in unrealized appreciation (depreciation) on investments totaled $1.3 million for the six months ended June 30, 2018 and $(4.5) million for the six months ended June 30, 2017.

In addition, we recognized a provision for deferred tax liabilities relating to investments owned by our taxable blocker of 0.5 million for the three months ended June 30, 2018. We recognized a provision for deferred tax liabilities relating to investments owned by our taxable blocker of 0.5 million for the six months ended June 30, 2018. We did not recognize any provision for deferred tax liabilities relating to investments owned by our taxable blocker for both the three and six months ended June 30, 2017.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $0.8 million for the three months ended June 30, 2018, compared to $(1.9) million for the three months ended June 30, 2017. The $2.7 million increase in net assets resulting from operations for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to a $3.6 million positive change in net unrealized depreciation (which is net of $0.5 million of deferred taxes), decrease in interest expense of $0.2 million and a decrease in professional fees of $0.1 million, partially offset by a $1.0 million decrease in investment income, $0.2 million increase in management and administrative fees and a $0.1 million decrease in net realized gains.

The net increase in net assets resulting from operations was $2.9 million for the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017. The $2.4 million increase in net assets resulting from operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to an increase in unrealized appreciation on investments during the six months ended June 30, 2018, offset by a decrease in net investment income.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $1.5 million for the six months ended June 30, 2018 and used cash of $2.6 million for the six months ended June 30, 2017, primarily in connection with investment exits and fundings of new investments.

Our financing activities provided cash of $1.8 million for the six months ended June 30, 2018 and provided cash of $4.8 million for the six months ended June 30, 2017. Our financing activity proceeds and uses for both periods were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. During the six months ended June 30, 2017, we also had financing activity proceeds from the issuance of common shares.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. See Risk Factors - Recent Legislation May Allow Us to Incur Additional Leverage below. This requirement limits the amount that we may borrow. As of June 30, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $51.8 million, and our asset coverage, as defined in the 1940 Act, was 258%. As of December 31, 2017, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.5 million, and our asset coverage, as defined in the 1940 Act, was 284%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of June 30, 2018 and December 31, 2017, we had cash and restricted cash of $11.7 million and $11.5 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that expires on October 30, 2018. The maturity date under the Credit Facility is the earlier of (x) April 30, 2020, or (y) the date that is six (6) months prior to the maturity of any of our outstanding unsecured long-term indebtedness, which based on our outstanding

2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility would be April 30, 2020. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
As of June 30, 2018 and December 31, 2017, the outstanding balance on the $55.0 million Credit Facility was $23.0 million and $16.7 million, respectively.

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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of June 30, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.9 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the six months ended June 30, 2018, we did not sell any shares under this agreement. During the six months ended June 30, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018, our only off-balance sheet arrangements consisted of $2.7 million of unfunded revolving line of credit commitments to five of our portfolio companies.  As of December 31, 2017, our only off-balance sheet arrangements consisted of $3.0 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility and our 2022 Notes Indenture may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

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

Recent Developments

On July 31, 2018, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 1.0% prepayment fee on its junior secured term loan in Sitel Worldwide Corporation.

On August 1, 2018, the Company declared monthly distributions of $0.095 per share payable on each August 30, 2018, September 27, 2018, and October 25, 2018.

On August 2, 2018, the Company received a full repayment at par value, plus accrued but unpaid interest for its senior secured term loan in AMS Flight Leasing, LLC.

On August 2, 2018, the Company received a full repayment at par value, plus accrued but unpaid interest for its senior secured term loan in IAG Engine Center, LLC.

On August 2, 2018, the Company received its final distribution on its revenue linked security investment. In connection with the final distribution, the Company entered into an agreement with Flight Lease XX, Inc. which provides the Company a future payout of proceeds from the sale of an asset to the extent sales proceeds exceed $0.6 million, whereby the Company would receive 50% of any excess over $0.6 million with a $0.3 million cap.

On August 7, 2018, the Company made a $2.5 million junior secured debt investment in Water-Land Manufacturing & Supply, LLC. The term loan carries an interest rate of 3 month LIBOR + 10.50% with a 2.25% LIBOR floor.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, sixteen of our debt investments, or 49.6%, of the fair value of our portfolio bore interest at floating rates. Nine of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at June 30, 2018 was 0.98%. Four of these floating rate loans have terms that are the greater of a fixed rate of LIBOR plus a set rate. The fixed component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. As of June 30, 2017, twenty-three loans, or 70.1%, of the fair value of the portfolio bore interest at floating rates. Fourteen of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at June 30, 2017 was 0.59%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.4 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.4 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding 2022 Notes is fixed for the life of such debt.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weakness in internal control over financial reporting, as described in Management's Report on Internal Control Over Financial Reporting in Item 9A of our annual report on Form 10-K for the year ended December 31, 2017.

(b) Remediation Progress for Material Weakness in Internal Control over Financial Reporting

We have improved our controls to remediate the material weakness that existed as of December 31, 2017. As discussed in our annual report on Form 10-K for the year ended December 31, 2017, to address the material weakness, in the first quarter of 2018 the Company adopted a corrective action plan, added new and/or enhanced existing controls surrounding the valuation process and oversight of the financial reporting processes of our portfolio companies, including enhanced monitoring by our financial staff of the financial reports of our portfolio companies. In the first quarter of 2018, we hired James Fowler as our Chief Investment Officer, who is responsible for the daily management of our portfolio company investments after they are made and is specifically charged with ensuring that financial and related information from the portfolio companies is routed directly from the portfolio companies to the Company's financial staff. In addition, in the second quarter of 2018 we engaged a third party service provider to help us assess and improve our internal controls for complying with Section 404 of the Sarbanes-Oxley Act in a future period.

These actions have been fully integrated into the Company's internal controls as of June 30, 2018. Until the remediation steps are fully tested, the material weakness as described above will continue to exist.

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

(c) Changes in Internal Control Over Financial Reporting

As described above in section (b), there was a change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we issued a total of 8,484 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $89,508 for the three months ended June 30, 2018.

On June 13, 2017, our board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock or any particular amount will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of June 30, 2018 or the repurchase of $3.0 million of our outstanding shares of common stock. The repurchase program expired on June 30, 2018.

During the three months ended June 30, 2018, the Company made the following repurchases pursuant to the repurchase plan:

Month	Total Number of Shares Purchased (1)	Average Purchase Price	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Remaining Dollar Value that May Yet Be Purchased Under Plan (2)
April 1 - April 30, 2018	14,678	$10.32	14,678	1,748,680
May 1 - May 31, 2018	—	—	—	1,748,680
June 1 - June 30, 2018	—	—	—	1,748,680
	14,678	$10.32	14,678	$1,748,680

(1)
Excluded here, but footnoted for reference, are purchases of 65,500 shares of our common stock made on the open market by or on behalf of JMP Group LLC, which is a majority owner of our investment adviser and administrator, consisting of 42,607 shares in April 2018 at an average purchase price of $10.38, and 22,893 shares in May 2018 at an average purchase price of $10.23.

(2)	The Company's repurchase program expired on June 30, 2018.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: August 9, 2018	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: August 9, 2018	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)