Form 10-Q
period 2018-09-30
Harvest Capital Credit Corp
filed 2018-11-08
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 7, 2018 was 6,405,882.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2018

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $77,226,759 at 9/30/18 and $80,790,705 at 12/31/17)	$79,480,773	$82,902,537
Affiliated investments, at fair value (cost of $25,516,062 at 9/30/18 and $26,365,364 at 12/31/17)	24,388,972	25,983,871
Control investments, at fair value (cost of $12,940,286 at 9/30/18 and $11,984,621 at 12/31/17)	8,009,371	6,714,270
Total investments, at fair value (cost of $115,683,107 at 9/30/18 and $119,140,690 at 12/31/17)	111,879,116	115,600,678

Cash	18,653,323	4,233,597
Restricted cash	1,960,555	7,230,840
Receivable for unsettled trade	1,225,006	—
Interest receivable	431,629	287,408
Accounts receivable – other	301,319	37,688
Deferred offering costs	—	146,446
Deferred financing costs	385,912	508,284
Other assets	150,669	107,899
Total assets	$134,987,529	$128,152,840

LIABILITIES:
Revolving line of credit	$25,800,000	$16,721,853
Unsecured notes (net of deferred offering costs of $869,403 at 9/30/18 and $1,004,448 at 12/31/17)	27,880,597	27,745,552
Accrued interest payable	138,931	139,148
Accounts payable - base management fees	595,448	582,912
Accounts payable - incentive management fees	362,372	—
Accounts payable - administrative services expenses	366,666	397,463
Accounts payable and accrued expenses	857,146	782,726
Deferred tax liability	15,584	—
Other liabilities	—	1,757
Total liabilities	56,016,744	46,371,411

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,545,025 issued and 6,403,060 outstanding at 9/30/18 and 6,519,978 issued and 6,457,588 outstanding at 12/31/17	6,545	6,520
Capital in excess of common stock	93,154,814	93,043,208
Treasury shares at cost, 141,965 and 62,390 shares at 9/30/18 and 12/31/17, respectively	(1,573,457)	(724,039)
Accumulated realized losses on investments	(9,533,081)	(8,923,961)
Net unrealized depreciation on investments	(3,819,575)	(3,540,012)
Undistributed net investment income	735,539	1,919,713
Total net assets	78,970,785	81,781,429
Total liabilities and net assets	$134,987,529	$128,152,840

Common stock outstanding	6,403,060	6,457,588

Net asset value per common share	$12.33	$12.66

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$2,643,751	$2,194,790	$7,359,565	$8,079,496
Cash - affiliated investments	788,995	855,761	2,306,626	2,361,993
Cash - control investments	—	53,420	130,934	219,370
PIK - non-affiliated/non-control investments	147,340	190,821	485,168	767,892
PIK - affiliated investments	193,374	306,827	543,677	661,151
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	266,246	942,285	897,959	2,028,598
Affiliated investments	41,509	49,396	75,595	181,927
Control investments	—	7,723	—	17,191
Total interest income	4,081,215	4,601,023	11,799,524	14,317,618
Other income	240,680	213,635	318,153	250,167
Total investment income	4,321,895	4,814,658	12,117,677	14,567,785

Expenses:
Interest expense - revolving line of credit	157,266	73,959	446,440	602,796
Interest expense - unused line of credit	83,325	92,976	247,461	189,710
Interest expense - deferred financing costs	58,804	52,872	171,515	180,592
Interest expense - unsecured notes	440,235	619,458	1,320,705	1,581,960
Interest expense - deferred offering costs	46,702	49,676	137,544	154,121
Loss on extinguishment of debt	—	581,734	—	581,734
Total interest expense	786,332	1,470,675	2,323,665	3,290,913

Professional fees	364,733	289,556	1,606,403	842,343
General and administrative	240,664	311,254	814,011	851,798
Base management fees	595,448	638,264	1,781,328	2,014,208
Incentive management fees	362,372	—	549,665	58,005
Administrative services expense	366,666	494,925	1,033,332	1,094,925
Total expenses, before reimbursement	2,716,215	3,204,674	8,108,404	8,152,192

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	—	(449,835)	—

Total expenses, after reimbursement	2,716,215	3,204,674	7,658,569	8,152,192

Net Investment Income, before taxes	1,605,680	1,609,984	4,459,108	6,415,593

Excise tax expense	8,825	50,001	8,825	103,247
Current income tax expense	10,192	—	43,025	—

Net Investment Income, after taxes	1,586,663	1,559,983	4,407,258	6,312,346

Net realized gains (losses):
Non-affiliated / Non-control investments	(35,429)	(6,233,135)	(35,429)	(5,962,020)
Affiliated investments	275,006	(2,100,421)	(610,636)	(2,100,421)
Control investments	(119,402)	—	36,945	—
Net realized gains (losses)	120,175	(8,333,556)	(609,120)	(8,062,441)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	19,503	5,128,481	142,184	2,302,644

Affiliated investments	(2,229,909)	1,315,891	(745,597)	(476,334)
Control investments	628,500	(3,950)	339,436	64,348
Net change in unrealized appreciation (depreciation) on investments	(1,581,906)	6,440,422	(263,977)	1,890,658
Total net unrealized and realized losses on investments	(1,461,731)	(1,893,134)	(873,097)	(6,171,783)
(Provision) Benefit for taxes on unrealized gains on investments	507,894	—	(15,584)	—
Net increase (decrease) in net assets resulting from operations	$632,826	$(333,151)	$3,518,577	$140,563

Net investment income per share	$0.25	$0.24	$0.69	$0.99
Net increase (decrease) in net assets resulting from operations per share	$0.10	$(0.05)	$0.55	$0.02
Weighted average shares outstanding (basic and diluted)	6,398,077	6,415,099	6,408,547	6,391,134
Dividends paid per common share (basic and diluted)	$0.29	$0.34	$0.87	$1.02

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Increase in net assets from operations:
Net investment income	$4,407,258	$6,312,346
Net realized losses on investments	(609,120)	(8,062,441)
Net change in unrealized appreciation (depreciation) on investments and provision for taxes on unrealized gains on investments	(279,561)	1,890,658
Net increase in net assets resulting from operations	3,518,577	140,563

Distributions to shareholders (1):
Distributions	(5,591,432)	(6,474,164)
Decrease in net assets resulting from shareholder distributions	(5,591,432)	(6,474,164)

Capital share transactions:
Issuance of common shares (net of offering costs of $76,106 for the nine months ended September 30, 2017)	—	1,485,047
Reinvestment of dividends (2)	258,075	292,241
Share repurchases	(849,418)	—
Write-off of deferred offering costs	(146,446)	—
Net increase (decrease) in net assets from capital share transactions	(737,789)	1,777,288

Total decrease in net assets	(2,810,644)	(4,556,313)
Net assets at beginning of period	81,781,429	87,122,296

Net assets at end of period	$78,970,785	$82,565,983

Capital share activity (common shares):
Shares issued from stock offering	—	109,774
Shares issued from reinvestment of dividends	25,047	22,550
Shares repurchased	(79,575)	—
Net increase (decrease) in capital share activity	(54,528)	132,324

(1)
Distributions exceeded net investment income for the nine months ended September 30, 2018 in the amount of $1,184,174 and $161,817 for the nine months ended September 30, 2017. See Dividends and Distributions Policy in Note 2.

(2)	Includes par value of shares issued of $25 and $23 and funds received for fractional shares of $49 and $59 for the nine months ended September 30, 2018 and 2017, respectively.
 See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,518,577	$140,563
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(1,028,845)	(1,429,043)
Paid in kind income collected	21,269	238,676
Net realized losses on investments	609,120	8,062,441
Net change in unrealized depreciation (appreciation) of investments	263,977	(1,890,658)
Provision for deferred taxes on unrealized gains on investments	15,584	—
Amortization of fees, discounts and premiums, net	(973,554)	(2,227,716)
Amortization of deferred financing costs	171,515	180,592
Amortization of deferred offering costs	137,544	154,121
Loss on extinguishment of debt	—	581,734
Acceleration of offering costs from expired shelf registration statement	—	77,386
Proceeds from sales of investments	824,540	—
Purchase of investments (net of loan origination and other fees)	(19,377,353)	(39,707,211)
Proceeds from principal payments	22,157,428	57,526,430
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(144,221)	349,816
Increase in accounts receivable - other and other assets	(306,423)	(83,261)
Decrease in accrued interest payable	(217)	(303,527)
Increase in accounts payable and other liabilities	402,194	103,125

Net cash provided by operating activities	6,291,135	21,773,468

Cash flows from financing activities:
Borrowings on revolving credit facility	76,000,000	38,350,000
Repayment of borrowings on revolving credit facility	(66,921,853)	(60,496,613)
Proceeds from the issuance of unsecured notes	—	28,750,000
Repayment of unsecured notes	—	(27,500,000)
Financing costs	(37,066)	(184,576)
Offering costs	—	(1,086,006)
Proceeds from the issuance of common stock	—	1,492,999
Repurchased shares (held in Treasury Stock)	(849,418)	—
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $258,075 and $292,228, respectively)	(5,333,357)	(6,181,935)

Net cash provided by (used in) financing activities	2,858,306	(26,856,131)

Net increase (decrease) in cash during the period	9,149,441	(5,082,663)

Cash at beginning of period	11,464,437	7,556,978

Cash at end of period (1)	$20,613,878	$2,474,315

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$258,075	$292,228

Write-off of deferred equity offering costs	$146,446	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,014,823	$2,677,989
Cash paid during the period for taxes	$48,665	$103,797

(1) Consists of cash and restricted cash of $18,653,323 and $1,960,555, respectively, at September 30, 2018, and $358,730 and $2,115,585, respectively, at September 30, 2017.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of September 30, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (10)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.13%; 1M LIBOR + 14.00% + 2.00% default rate)	(5) (12)	4,400,000	4,367,402	4,380,000
					4,400,000	4,367,402	4,380,000

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	128,522
						125,000	128,522

CP Holding Co. Inc (Choice Pet) (3.9%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	3,096,127	3,096,127
					2,899,852	3,096,127	3,096,127

DirectMed Parts & Service, LLC (5.6%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		4,430,000	4,362,176	4,391,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					4,430,000	4,362,176	4,391,000

Douglas Machines Corp. (4.7%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,415,133	3,386,186	3,414,500
	04/2012		Common Equity Warrants (204 Shares)			12,500	273,000
					3,415,133	3,398,686	3,687,500

Flavors Holdings, Inc. (4.9%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.39%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,916,615	3,839,000
					4,000,000	3,916,615	3,839,000

Flight Lease XIII, LLC (0.3%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(7)		253,950	258,040
						253,950	258,040

Fox Rent A Car, Inc. (1.0%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	750,246
						—	750,246

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.64%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(5)	3,000,000	2,952,505	2,768,000
					3,000,000	2,952,505	2,768,000

King Engineering Associates, Inc. (2.1%) *	10/2017		Class A Membership Interest (103,414 Units)	(7)		641,711	1,687,554
					—	641,711	1,687,554

National Project Management & Controls, LLC (9.5%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.26%; 1M LIBOR + 10.00%)		6,981,591	6,874,030	6,874,030
			Revolving Line of Credit, due 06/2020 (1M LIBOR + 10.00%)	(4)	—	—	—
			Class A Membership Interest (136,034 Units)	(7)		611,333	611,333

Portfolio Company	Date**	Industry	Investment (1) (2) (10)		Principal	Cost	Fair Value
					6,981,591	7,485,363	7,485,363

ProAir Holdings Corporation (8.0%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,416,304	6,338,500
					6,500,000	6,416,304	6,338,500

Regional Engine Leasing, LLC (4.1%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,080,296	3,036,925	3,066,500
			Residual Value	(3)		102,421	147,000
					3,080,296	3,139,346	3,213,500

Safety Services Acquisition Corp. (9.0%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (15.50%; 3M LIBOR + 11.00% with a 1.00% floor plus 2.00% default interest)	(5)	6,937,500	6,917,310	6,928,500
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	152,000
					6,937,500	7,017,310	7,080,500

Shannon Specialty Floors, LLC (4.7%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.34%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(5)	3,726,301	3,678,177	3,676,000
					3,726,301	3,678,177	3,676,000

Surge Busy Bee Holdings, LLC (9.4%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.26%; 1M LIBOR + 10.00%)		4,750,000	4,564,697	4,618,000
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,512,501	2,423,203	2,413,500
			Revolving Line of Credit, due 11/2021 (10.26%, 1M LIBOR+8.00%)	(4)	100,000	100,000	100,000
			Class B Equity Warrants (210 Units)			152,950	290,000
					7,362,501	7,240,850	7,421,500

Water-Land Manufacturing & Supply, LLC (3.1%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.00%; 3M LIBOR + 10.50% with 2.25% LIBOR floor)		2,500,000	2,451,241	2,451,241
					2,500,000	2,451,241	2,451,241

Wetmore Tool and Engineering Company (5.1%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,037,477	3,993,900	4,003,526
					4,037,477	3,993,900	4,003,526

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	203,264
						200,000	203,264

Yucatan Foods, L.P. (16.0%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 12.00% cash/2.50% PIK)	(5)	9,279,411	9,178,093	9,279,411
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(6)	3,341,979	3,312,003	3,341,979
					12,621,390	12,490,096	12,621,390
Subtotal Non-Control / Non-Affiliate Investments					$75,892,041	$77,226,759	$79,480,773

Portfolio Company	Date**	Industry	Investment (1) (2) (10)		Principal	Cost	Fair Value
Affiliate Investments
Coastal Screen and Rail, LLC (9.1%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,417,441	$6,294,874	$6,313,500
	01/2018		Revolving Line of Credit, due 07/2022 (10.33%; 3M LIBOR + 8.00%)		500,000	500,000	500,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(7)		150,000	359,000
					6,917,441	6,944,874	7,172,500

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(7)		389,757	636,000
						389,757	636,000

Northeast Metal Works, LLC (14.6%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)		10,265,229	10,241,696	10,045,000
			Revolving Line of Credit, due 12/2019 (15.00%)	(9)	1,500,000	1,500,000	1,469,000
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)		1,595,520	—
					11,765,229	13,337,216	11,514,000

V-Tek, Inc. (6.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.38%; 3M LIBOR + 11.00%)		3,434,375	3,358,118	3,434,375
			Senior Secured Revolver, due 03/2021 (8.88%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(7)		150,000	296,000
					4,770,472	4,844,215	5,066,472
Subtotal Affiliate Investments					$23,453,142	$25,516,062	$24,388,972

Control Investments
Flight Lease VII, LLC (0.9%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)	(11)		$737,871	$737,871
						737,871	737,871

Infinite Care, LLC (9.0%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.27%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8)	4,571,243	3,600,415	3,676,500
			Revolving Line of Credit, due 02/2019 (14.27%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)	(8)	3,602,000	3,602,000	3,595,000
			Membership Interest (100% membership interests)	(7)		5,000,000	—
					8,173,243	12,202,415	7,271,500
Subtotal Control Investments					$8,173,243	$12,940,286	$8,009,371

Total Investments at 9/30/18 (141.7%) *					$107,518,426	$115,683,107	$111,879,116

* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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

(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of September 30, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, HCAP took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of September 30, 2018. In addition, for the nine months ended September 30, 2018, the Company funded $1.5 million in revolver advances to ICC to fund their liquidity needs.

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

Refer to Footnote 12 for summarized financial information for ICC as of and for the year ended December 31, 2017.

(9)
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

(10)	The Company's non-qualifying assets, on a fair value basis, comprise less than 1.0% of the Company's total assets.
(11)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee has been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume if Flight Lease VII, LLC is successful in obtaining a new lease partner. For the three months ended September 30, 2018, the Company recognized an impairment charge of $0.1 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations

(12)
This portfolio company is in covenant default as of September 30, 2018 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the three and nine months ended September 30, 2018.

See accompanying notes to unaudited consolidated financial statements.

As of September 30, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$58,711,542	$58,761,002	52.5%	74.4%
Junior Secured Debt	42,954,652	46,588,284	41.7%	59.0%
Equity	14,016,913	6,529,830	5.8%	8.3%
Total	$115,683,107	$111,879,116	100.0%	141.7%

The rate type of debt investments at fair value as of September 30, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$49,089,858	$52,809,227	50.1%	66.9%
Floating Rate	52,576,336	52,540,059	49.9%	66.5%
Total	$101,666,194	$105,349,286	100.0%	133.4%

The industry composition of investments at fair value as of September 30, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,520,926	$4,845,413	4.3%	6.1%
Automotive	—	750,246	0.7%	1.0%
Banking, Finance, Insurance & Real Estate	3,993,900	203,264	0.2%	0.3%
Beverage, Food & Tobacco	16,406,711	16,460,390	14.7%	20.8%
Capital Equipment	14,859,205	19,095,998	17.1%	24.1%
Chemicals, Plastics and Rubber	3,678,177	3,676,000	3.3%	4.7%
Construction & Building	14,430,236	14,657,862	13.1%	18.6%
Consumer Goods - Non-Durable	4,367,402	4,380,000	3.9%	5.5%
Consumer Goods - Durable	2,451,241	2,451,240	2.2%	3.1%
Environmental Industries	641,711	1,687,554	1.5%	2.1%
Healthcare & Pharmaceuticals	16,564,591	11,662,500	10.3%	14.8%
High Tech Industries	2,952,505	2,768,000	2.5%	3.5%
Media: Broadcasting & Subscription	125,000	128,522	0.1%	0.2%
Metals & Mining	13,337,216	11,514,000	10.3%	14.6%
Retailer	3,096,127	3,096,127	2.8%	3.9%
Services: Business	14,258,159	14,502,000	13.0%	18.4%
Total	$115,683,107	$111,879,116	100.0%	141.7%

The geographic concentrations at fair value as of September 30, 2018 was as follows:

Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	48,726,575	48,798,520	43.6%	61.9%
Northeast	39,630,287	34,129,891	30.5%	43.2%
South	20,909,941	22,612,205	20.2%	28.6%
Midwest	6,416,304	6,338,500	5.7%	8.0%
	115,683,107	111,879,116	100.0%	141.7%

Harvest Capital Credit Corporation
Schedule of Investments
(as of December 31, 2017)

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace &Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$428,456	$242,518	$428,456
					428,456	242,518	428,456

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (10.63%; 1M LIBOR + 9.25%)		4,500,000	4,457,846	4,500,000
					4,500,000	4,457,846	4,500,000

Bridgewater Engine Ownership III, LLC (0.2%) *	10/2014	Aerospace &Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		195,421	178,639	195,421
					195,421	178,639	195,421

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	70,669
						125,000	70,669

CP Holding Co. Inc (Choice Pet) (3.5%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%)		2,899,852	2,894,941	2,879,000
					2,899,852	2,894,941	2,879,000

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,530,000	5,442,369	5,530,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,530,000	5,442,369	5,530,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		4,027,633	3,993,541	4,027,633
	04/2012		Common Equity Warrants (204 Shares)			12,500	177,391
					4,027,633	4,006,041	4,205,024

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.69%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,900,507	3,821,500
					4,000,000	3,900,507	3,821,500

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		300,000	310,854
						300,000	310,854

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	861,425
						—	861,425

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
GK Holdings, Inc. (3.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.94%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,943,370	2,906,000
					3,000,000	2,943,370	2,906,000

IAG Engine Center, LLC (1.3%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	563,395	471,875	563,000
			Revenue Linked Security	(6) (10)		393,515	533,000
					563,395	865,390	1,096,000

King Engineering Associates, Inc. (9.3%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.37%; 1M LIBOR +10.00%)		6,576,000	6,482,233	6,576,000
			Revolving Line of Credit, due 04/2019 (11.37%; 1M LIBOR +10.00%)	(4)	—	—	—
	10/2017		Class A Membership Interest (86,433 Units)	(10)		521,146	1,051,555
					6,576,000	7,003,379	7,627,555

ProAir Holdings Corporation (7.7%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,405,784	6,282,507
					6,500,000	6,405,784	6,282,507

Regional Engine Leasing, LLC (4.4%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,471,326	3,403,439	3,471,326
			Residual Value	(3)		102,421	105,322
					3,471,326	3,505,860	3,576,648

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (14.5%; 3M LIBOR + 11.00% with a 1.00% floor/2.00% default interest)	(8)	7,218,750	7,169,237	7,179,000
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	69,000
					7,218,750	7,269,237	7,248,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.36%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,948,995	3,968,000
					4,000,000	3,948,995	3,968,000

Sitel Worldwide Corporation (2.1%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (10.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,723,508	1,704,609
					1,750,000	1,723,508	1,704,609

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.38%; 1M LIBOR + 10.00%)		4,937,500	4,723,800	4,723,800
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,500,000	2,401,389	2,401,389
			Revolving Line of Credit, due 11/2021 (9.38%, 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (210 Units)			152,950	184,372
					7,587,500	7,428,139	7,459,561

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
Turning Point Brands, Inc. (2.5%) *	02/2017	Beverage, Food & Tobacco	Junior Secured Term Loan, due 08/2022 (11.00%)	(11)	2,000,000	1,982,298	2,015,000
					2,000,000	1,982,298	2,015,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	221,808
						200,000	221,808

Wetmore Tool and Engineering Company (4.9%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,022,206	3,970,037	3,981,000
					4,022,206	3,970,037	3,981,000

Yucatan Foods, L.P. ( 14.7%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 10.00% cash/4.50% PIK)	(8)	9,062,282	8,933,921	8,995,500
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,101,658	3,062,926	3,018,000
					12,163,940	11,996,847	12,013,500
Subtotal Non-Control / Non-Affiliate Investments					$80,434,479	$80,790,705	$82,902,537

Affiliate Investments
Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		$500,000	$616,502
						500,000	616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) ( 5.1%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,887,500	2,859,272	2,859,272
			Revolving Line of Credit, due 07/2021 (10.5%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Equity Interest (950 Units)	(10)		950,000	1,300,000
					2,887,500	3,809,272	4,159,272

Northeast Metal Works LLC (15.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 6.00% PIK)	(13)	9,788,725	9,752,528	9,652,000
			Revolving Line of Credit, due 12/2019 (13.50%)		1,500,000	1,500,000	1,482,000
	05/2017		Preferred Equity Interest (2,500 Class A Units, 12.0% cumulative preferred return)	(10)		1,600,000	1,481,000
					11,288,725	12,852,528	12,615,000

V-Tek, Inc. (5.8%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)		3,500,000	3,406,474	3,500,000
			Senior Secured Revolver, due 03/2021 (8.00%; 3M LIBOR + 06.50%)	(4)	886,097	886,097	886,097
			Common Equity Interest (90 Units)	(10)		150,000	351,000
					4,386,097	4,442,571	4,737,097

WorkWell, LLC ( 4.7%) *	10/2015	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)		4,569,699	4,510,993	3,856,000

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
			Preferred Equity Interest (250,000 Units)			250,000	—
			Common Equity Interest (250,000 Units)			—	—
					4,569,699	4,760,993	3,856,000
Subtotal Affiliate Investments					$23,132,021	$26,365,364	$25,983,871

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)			$857,273	$829,849
						857,273	829,849

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace &Defense	Common Equity Interest (400 Units)	(10)		200,000	327,421
						200,000	327,421

Infinite Care, LLC (6.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.38%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		6,360,914	5,862,348	3,492,000
			Revolving Line of Credit, due 02/2019 (13.38%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,065,000	2,065,000	2,065,000
			Class A Interest (3,000,000 Units)	(12)		3,000,000	—
					8,425,914	10,927,348	5,557,000
Subtotal Control Investments					$8,425,914	$11,984,621	$6,714,270

Total Investments at 12/31/17 (141.4%) *					$111,992,414	$119,140,690	$115,600,678
* Value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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

Refer to Footnote 12 for summarized financial information for ICC as of and for the year ended December 31, 2017.

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

(14)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2% of the Company's total assets.

See accompanying notes to unaudited consolidated financial statements.

As of December 31, 2017, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$61,508,211	$59,010,761	51.0%	72.2%
Junior Secured Debt	48,217,674	48,098,749	41.6%	58.8%
Equity	9,021,290	7,958,168	6.9%	9.7%
Revenue Linked Security	393,515	533,000	0.5%	0.7%
Total	$119,140,690	$115,600,678	100.0%	141.4%

The rate type of debt investments at fair value as of December 31, 2017 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$48,471,030	$48,584,757	45.4%	59.4%
Floating Rate	61,254,855	58,524,753	54.6%	71.6%
Total	$109,725,885	$107,109,510	100.0%	131.0%

The industry composition of investments at fair value as of December 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$6,649,680	$7,381,151	6.4%	9.0%
Automotive	—	861,425	0.8%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	221,808	0.2%	0.3%
Beverage, Food & Tobacco	17,879,652	17,850,000	15.4%	21.8%
Capital Equipment	18,824,433	19,205,628	16.6%	23.5%
Chemicals, Plastics and Rubber	3,948,995	3,968,000	3.4%	4.9%
Consumer Goods - Non-Durable	4,457,846	4,500,000	3.9%	5.5%
Environmental Industries	7,003,379	7,627,555	6.6%	9.3%
Healthcare & Pharmaceuticals	21,130,710	14,943,000	12.9%	18.3%
High Tech Industries	6,752,642	7,065,272	6.1%	8.6%
Media: Broadcasting & Subscription	125,000	70,669	0.1%	0.1%
Metals & Mining	12,852,528	12,615,000	10.9%	15.4%
Retailer	2,894,941	2,879,000	2.5%	3.5%
Services: Business	16,420,884	16,412,170	14.2%	20.1%
Total	$119,140,690	$115,600,678	100.0%	141.4%

The geographic concentrations at fair value as of December 31, 2017 was as follows:

Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	48,934,402	43,854,691	38.0%	53.7%
Northeast	35,861,595	35,660,290	30.8%	43.6%
South	27,938,909	29,803,190	25.8%	36.4%
Midwest	6,405,784	6,282,507	5.4%	7.7%
	119,140,690	115,600,678	100.0%	141.4%

Harvest Capital Credit Corporation
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

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

Recent Accounting Pronouncements
 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. ASU 2018-13 is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect ASU 2018-13 will have on its consolidated financial statements.

Cash
Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank clearing accounts with financial institutions and cash held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.

Restricted Cash

Restricted cash of $2.0 million and $7.2 million as of September 30, 2018 and December 31, 2017, respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under its Credit Facility.

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

For equity investments with contractual dividend income, the Company accrues the dividend income based on the contractual obligation. The Company will not accrue the dividend income if the Company believes that the dividend income is no longer collectible, including if the portfolio company valuation indicates that such dividend income is not collectible.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.1 million in net realized gains on its investments during the three months ended September 30, 2018 and $8.3 million in net realized losses on its investments during the three months ended September 30, 2017. The Company recognized $0.6 million in net realized losses on its investments during the nine months ended September 30, 2018 and $8.1 million of net realized losses on its investments during the nine months ended September 30, 2017.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of its investments relative to changes in their amortized cost. The Company recognized $1.6 million in net change in unrealized depreciation during the three months ended September 30, 2018 and $6.4 million in net change in unrealized appreciation during the three months ended September 30, 2017. The Company recognized $0.3 million in net change in unrealized depreciation during the nine months ended September 30, 2018 and $1.9 million in net change in unrealized appreciation during the nine months ended September 30, 2017.

 Classification of Investments

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at September 30, 2018 and December 31, 2017, respectively.

	Number of portfolio company investments by classification
	September 30, 2018	December 31, 2017
Non-Control/Non-Affiliated	20	23
Affiliated	4	5
Control	2	3
Total	26	31

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's shelf registration statement on Form N-2 and the expenses related to the Company's 2022 Notes (defined below). The deferred offering costs relating to the Company's preparation and filing of its shelf registration statement on Form N-2 consist of underwriting fees, legal fees and other direct costs incurred and are recognized as assets and are recognized as deferred offering expense as shares are issued. The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, and other direct costs incurred and are recognized as a reduction to the unsecured notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. The Company had no deferred offering costs relating to the Company's shelf registration statement on Form N-2 as of September 30, 2018. The balance of deferred offering costs relating to the Company's shelf registration statement on Form N-2 as of December 31, 2017 was $0.1 million. The balance of deferred offering costs relating to the Company's 2022 Notes as of September 30, 2018 and December 31, 2017 was $0.9 million and $1.0 million, respectively.

Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $46,702 and $49,676 for the three months ended September 30, 2018 and September 30, 2017, respectively. Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.1 million and $0.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. During the nine months ended September 30, 2018, the Company wrote off the remaining balance of $0.1 million of deferred offering costs relating to the Company's shelf registration statement on Form N-2 as the Company does not expect to issue any additional shares under the existing shelf registration statement.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2018 and December 31, 2017 was $0.4 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended September 30, 2018 and September 30, 2017 was $0.1 million and $0.1 million, respectively. The amortization expense relating to deferred debt financing costs during the nine months ended September 30, 2018 and September 30, 2017 was $0.2 million and $0.2 million, respectively.

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

During the three month periods ended September 30, 2018 and September 30, 2017, the Company declared distributions totaling $0.29 and $0.34 per share, respectively. During the nine month periods ended September 30, 2018 and September 30, 2017, the Company declared distributions totaling $0.87 and $1.02, respectively. Of the aggregate distributions declared and paid during the nine months ended September 30, 2018, and paid or to be paid subsequent to September 30, 2018, and through December 31, 2018, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 80% ordinary income ($0.91 per share) and (2) 20% return of capital ($0.23 per share) based on distributions of $1.14 paid through December 31, 2018. The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2018 distributions will be made after the end of our fiscal year, will be reported to stockholders on Form 1099-DIV, and could differ significantly from these estimates.

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

The company's wholly-owned taxable subsidiary, HCAP Equity Holdings, LLC, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings, LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of HCAP Equity Holdings, LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three months ended September 30, 2018 the Company recognized a $0.5 million benefit for deferred taxes on unrealized losses on investments and a $15,584 provision for deferred taxes on unrealized gains on investments for the nine months ended September 30, 2018. As of September 30, 2018, the Company has recognized a $15,584 deferred tax liability which is presented on the Company's Consolidated Statement of Assets and Liabilities. The Company did not incur a deferred tax liability for the three and nine months ended September 30, 2017.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2018. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2014-2017 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2012-2017 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Note 3. Borrowings

The Company's debt obligations consist of the following:

	As of
	September 30, 2018	December 31, 2017
Revolving line of credit	$25,800,000	$16,721,853
Unsecured notes	28,750,000	28,750,000
Total debt obligations	$54,550,000	$45,471,853

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of September 30, 2018 were 5.76% and 2.8 years, respectively. The weighted average average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2017 was 5.57% and 3.8 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that, following a recent amendment, expires on April 30, 2020. The maturity date under the Credit Facility is, following a recent amendment, the earlier of (x) October 30, 2021, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured long-term indebtedness, which, based on the Company's outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility would be October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
As of September 30, 2018 and December 31, 2017 the outstanding balance on the Credit Facility was $25.8 million and $16.7 million, respectively. As of September 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.
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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting offering costs of $1.2 million, were $27.7 million. As of September 30, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.9 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any existing and future unsecured unsubordinated indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of September 30, 2018, the Company was in compliance with its debt covenants.

As a BDC, the Company is generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019.

As of September 30, 2018 and December 31, 2017, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $54.6 million and $45.5 million, respectively, and as of September 30, 2018, and December 31, 2017, the Company's asset coverage, as defined in the 1940 Act, was 245% and 284%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 43.6% and 41.7% of total debt investments outstanding as of September 30, 2018 and December 31, 2017, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 32.8% and 29.8% of total loan interest and fee income for the three months ended September 30, 2018 and September 30, 2017, respectively. Interest income from the five largest debt investments accounted for approximately 30.9% and 29.1% of total loan interest and fee income for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended September 30, 2018 and September 30, 2017.

	Three months ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—	109,774	$1,485,047
Shares repurchased	—	—	—	—	(79,575)	(849,418)	—	—
Dividends reinvested	7,868	83,279	7,651	98,898	25,047	258,075	22,550	292,228
Total	7,868	$83,279	7,651	$98,898	(54,528)	$(591,343)	132,324	$1,777,275

As of September 30, 2018 and 2017, the Company had no dilutive securities outstanding.

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of the Company's common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the three months ended September 30, 2017, the Company did not sell any shares through this agreement. During the nine months ended September 30, 2017, the Company sold 109,774 shares of stock under this agreement at an average gross price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of the Company's common stock from time to time at prevailing market prices or at negotiated prices. During both the three and nine months ended September 30, 2018, the Company did not sell any shares through this agreement.

On March 8, 2016, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of the Company's outstanding stock in the open market. The repurchase program expired on December 31, 2016. On June 13, 2017, the board of directors authorized another $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of the outstanding stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. The repurchase program was set to expire on the earlier of June 30, 2018 or the repurchase of $3.0 million of the Company's outstanding shares of common stock. The repurchase program expired on June 30, 2018.

During the nine months ended September 30, 2018, the Company repurchased 79,575 shares of its common stock at an average price of $10.67 per share, and a total cost of $0.8 million. During both the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPZ. As of September 30, 2018 and December 31, 2017 the fair value of the 2022 Notes were $29.0 million and $29.3 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2018 and December 31, 2017, unfunded commitments totaled $2.4 million and $3.0 million, respectively, and if funded, their estimated fair values on such dates were $2.4 million and $3.0 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

	Fair Values as of September 30, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$58,761,002	$58,761,002
Junior Secured	—	—	46,588,284	46,588,284
Equity and Equity Related Securities	—	—	6,529,830	6,529,830
	$—	$—	$111,879,116	$111,879,116

	Fair Values as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$59,010,761	$59,010,761
Junior Secured	—	3,719,609	44,379,140	48,098,749
Equity and Equity Related Securities	—	—	7,958,168	7,958,168
Revenue Linked Security	—	—	533,000	533,000
	$—	$3,719,609	$111,881,069	$115,600,678

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2018 and December 31, 2017, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$58,761,002	Bond Yield	Risk adjusted discount factor	8.5% - 31.0%	14.9%

		Market	EBITDA multiple	3.2x - 6.9x	5.2x

		Income	Weighted average cost of capital	10.3% - 31.0%	14.1%

Junior Secured	$46,588,284	Bond Yield	Risk adjusted discount factor	11.3% - 18.5%	14.4%

		Market	EBITDA multiple	0.9x - 12.9x	8.2x

		Income	Weighted average cost of capital	8.0% - 17.3%	13.7%

Equity and Equity Related Securities	$6,529,830	Market	EBITDA multiple	4.5x - 7.5x	6.3x

		Income	Weighted average cost of capital	10.7% - 25.0%	12.9%

Type of Investment	Fair Value at December 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$59,010,761	Bond Yield	Risk adjusted discount factor	6.0% - 30.2%	10.6%

		Market	EBITDA multiple	2.2x - 6.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.1%	15.6%

Junior Secured	$44,379,140	Bond Yield	Risk adjusted discount factor	4.1% - 17.5%	12.6%

		Market	EBITDA multiple	0.9x - 10.9x	7.4x

		Income	Weighted average cost of capital	9.0% - 17.8%	15.1%

Equity and Equity Related Securities	$7,958,168	Market	EBITDA multiple	3.6x - 6.9x	5.5x

		Income	Weighted average cost of capital	10.0% - 25.0%	14.6%

Revenue Linked Security	$533,000	Income	Weighted average cost of capital	36.6%	36.6%

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

  The following tables provide a reconciliation of the beginning and ending balances for Level 3 assets. Transfers between investment type and level, if any, are recognized at fair value at the end of the quarter in which the transfers occur:

	Nine Months Ended September 30, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2018	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments	16,362,500	2,500,000	881,898	—	19,744,398
Principal payments received	(16,896,043)	(986,144)	(203,650)	(342,842)	(18,428,679)
Sales of investments	(510,651)	—	(1,538,884)	—	(2,049,535)
Loan origination and other fees received	(281,383)	(85,662)	—	—	(367,045)
Payment-in-kind interest earned	556,178	472,665	—	—	1,028,843
Accretion of deferred loan origination fees/discounts	593,534	335,825	—	—	929,359
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(620,805)	—	62,359	(50,674)	(609,120)
Change in unrealized appreciation (depreciation) on investments	2,546,911	(27,540)	(2,630,061)	(139,484)	(250,174)
Fair value of portfolio, end of period	$58,761,002	$46,588,284	$6,529,830	$—	$111,879,116
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2018	$2,279,530	$(27,540)	$(2,402,640)	$—	$(150,650)

	Nine Months Ended September 30, 2017
	Senior Secured	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2017	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New/Add-on investments	20,843,388	17,952,425	—	3,593,641	—	42,389,454
Principal payments received	(42,118,264)	(7,604,413)	(76,947)	(619,577)	(230,905)	(50,650,106)
Loan origination and other fees received	(1,716,950)	(332,872)	—	(4,096)	—	(2,053,918)
Payment-in-kind interest earned	816,761	612,282	—	—	—	1,429,043
Accretion of deferred loan origination fees/discounts	1,887,472	210,930	—	—	—	2,098,402
Transfers to (from) level 3	—	—	—	—	—	—
Transfer (to) from investment type	4,485,000	(4,485,000)	—	—	—	—
Net realized gains (losses) on investments	(1,995,421)	(6,293,866)	(33,251)	260,097	—	(8,062,441)
Change in unrealized appreciation (depreciation) on investments	717,980	1,720,317	—	(1,551,455)	(235,269)	651,573
Fair value of portfolio, end of period	$59,141,028	$46,222,778	$28,532	$5,886,574	$525,838	$111,804,750
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2017	$(452,813)	$(135,170)	$—	$(190,364)	$(235,269)	$(1,013,616)

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

The Company was founded in September 2011 by certain members of its investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in the Company, its administrator, and its investment adviser. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC ("JMP Credit Advisors"), which manages approximately $1.2 billion in credit assets of collateralized loan obligation and warehouse funds.

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

The incentive fee for the three and nine months ended September 30, 2018 was $0.4 million and $0.5 million, respectively. The Company did not incur an incentive fee expense for the three months ended September 30, 2017. The incentive fee expense for the nine months ended September 30, 2017 totaled $0.1 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized depreciation of $1.6 million and a net change in unrealized appreciation of $6.4 million for the three months ended September 30, 2018 and September 30, 2017, respectively. The Company recorded a net change in unrealized depreciation of $0.3 million and a net change in unrealized appreciation of $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded a net realized gain of $0.1 million for the three months ended September 30, 2018 and a net realized loss of $8.3 million for the three months ended September 30, 2017. The Company recorded a net realized loss of $0.6 million for the nine months ended September 30, 2018 and a realized loss of $8.1 million for the nine months ended September 30, 2017.

Total base management fees and incentive fees expense was $1.0 million and $0.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Total base management fees and incentive management fees expense was $2.3 million and $2.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Accrued base management fees and incentive management fees were $1.0 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

Total administrative services expense was $0.4 million and $0.5 million for the three months ended September 30, 2018 and September 30, 2017, respectively. Total administrative services expense was $1.0 million and $1.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the nine months ended September 30, 2018, the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors agreed to reimburse the Company. HCAP Advisors did not waive any expenses during the three months ended September 30, 2018. HCAP Advisors did not waive any expenses during both the three and nine months ended September 30, 2017.

Co-investment Transactions With Affiliates

On September 14, 2018, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Project Management & Controls, LLC. The Company's share of the co-investment transaction consisted of $3.5 million of senior secured term loan and $0.3 million of Class A membership interests. As of September 30, 2018, the Company's total investment, at fair value, in National Project Management & Controls, LLC consisted of a $6.9 million senior secured term loan and $0.6 million of class A membership interests.

Other Related Party Transactions

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of its common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During the nine months ended September 30, 2017, the Company sold 109,774 shares at an average price of $14.22 per share.

On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of its common stock from time to time at prevailing market prices or at negotiated prices. During the three and nine months ended September 30, 2018, the Company did not sell any shares through this agreement.

Note 8. Commitments and Contingencies

At September 30, 2018, the Company had a total of $2.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on four of the Company’s debt investments.  At December 31, 2017, the Company had a total of $3.0 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Surge Busy Bee Holdings, LLC	$350,000	$339,019	$300,000	$287,652
DirectMed Parts & Services, LLC	1,000,000	991,196	1,000,000	1,000,000
National Project Management & Controls, LLC	400,000	393,837	—	—
24/7 Software, Inc.	—	—	300,000	297,067
King Engineering Associates, Inc.	—	—	300,000	300,000
V-Tek, Inc.	663,903	663,903	1,113,903	1,113,903
	$2,413,903	$2,387,955	$3,013,903	$2,998,622

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2018 or September 30, 2017 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$632,826	$(333,151)	$3,518,577	$140,563
Weighted average shares outstanding (basic and diluted)	6,398,077	6,415,099	6,408,547	6,391,134
Net increase (decrease) in net assets resulting from operations per share	$0.10	$(0.05)	$0.55	$0.02

Note 10. Income Tax

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that the Company will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of its borrowings. The Company incurred $0.1 million in excise tax for calendar year 2017. During the three and nine months ended September 30, 2018 the Company incurred a $8,825 excise tax relating to an underpayment of excise tax relating to calendar year 2017 that the Company paid when it filed its tax returns in 2018.

The Company has a taxable subsidiary, HCAP Equity Holdings, LLC, which is designed to hold certain portfolio investments in an effort to comply with source-income type requirements contained in the RIC tax provisions of the Code. This taxable subsidiary is consolidated for U.S. GAAP financial reporting purposes and the portfolio investments held by it are included in the Company’s consolidated financial statements, and recorded at fair value. This taxable subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of its ownership of certain portfolio investments. Any income generated by this taxable subsidiary would be taxed at normal corporate tax rates based on its taxable income. The Company recorded a current income tax expense of $10,192 and $43,025 for the three and nine months ended September 30, 2018, respectively. The Company did not incur a current income tax expense for both the three and nine months ended September 30, 2017. During the three months ended September 30, 2018 the Company recognized a $0.5 million benefit for deferred taxes on unrealized losses on investments and a $15,584 provision for deferred taxes on unrealized gains on investments for the nine months ended September 30, 2018. As of September 30, 2018, the Company has recognized a $15,584 deferred tax liability which is presented on the Company's Consolidated Statement of Assets and Liabilities. The Company did not incur a deferred tax liability for the three and nine months ended September 30, 2017.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended ended September 30, 2018, and September 30, 2017, respectively:

	Nine Months Ended September 30,
	2018		2017
Per share data:
Net asset value at beginning of period	$12.66		$13.86
Net investment income (1)	0.69		0.99
Realized losses on investments (1)	(0.10)		(1.26)
Net change in unrealized appreciation (depreciation) on investments	(0.04)		0.29
Provision for taxes on unrealized gains on investments	—	(5)	—
Net increase in net assets from operations	0.55		0.02
Distributions (2)	(0.87)		(1.02)
Total distributions	$(0.87)		(1.02)
Effect of shares repurchased	(0.01)		—	(5)
Net asset value at end of period	$12.33		$12.86
Net assets at end of period	78,970,785		82,565,983
Shares outstanding at end of period	6,403,060		6,419,820
Weighted average shares outstanding (basic and diluted)	6,408,547		6,391,134
Per share closing price at end of period	10.89		$13.36

Ratios and Supplemental data:
Total return based on change in NAV (not annualized), gross of incentive fees (3)	6.69%		0.35%
Total return based on change in NAV (not annualized), net of incentive fees (3)	5.95%		0.28%
Total investment return (not annualized) (4)	8.09%		5.02%
Average Net Assets	$80,531,550		$85,894,269
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	12.60%		12.72%
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	13.51%		12.81%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	11.86%		12.72%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	12.77%		12.81%
Ratio of net investment income to average net assets	7.30%		9.80%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions exceeded net investment income for the nine months ended September 30, 2018 in the amount of $1,184,174 and net investment income exceeded distributions for the nine months ended September 30, 2017 in the amount of and $161,817. See Dividends and Distributions Policy in Note 2.

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

Note 12. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 4-08(g) for the year ended December 31, 2017. The Company has determined that no portfolio companies met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the nine months ended September 30, 2018. The financial information presented below includes summarized financial information for Infinite Care, LLC, as of and for the year ended December 31, 2017.

Balance Sheet	Infinite Care, LLC as of December 31, 2017
Assets:
Current assets	$1,253,107
Non-current assets	252,939
Total assets	$1,506,046

Liabilities and Members' Deficit
Current liabilities	$3,492,009
Non-current liabilities	7,615,000
Members' deficit	(9,600,963)
Total liabilities and members' deficit	$1,506,046

Income Statement	Infinite Care, LLC for the year ended December 31, 2017
Net sales	$13,174,201
Cost of goods sold	11,896,043
Gross profit	1,278,158
Operating expenses	4,060,241
Loss from operations	(2,782,083)
Other expenses, net	(1,128,031)
Net loss	$(3,910,114)

Note 13. Subsequent Events

The Company has evaluated events and transactions occurring subsequent to June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements.

On October 5, 2018, the Company funded $0.1 million as an over advance on its revolving credit facility and a $0.6 million equity contribution to Infinite Care, LLC.

On October 5, 2018, the Company increased the revolving commitment amount in its revolving credit facility to Coastal Screen and Rail, LLC from $0.5 million to $1.0 million and funded $0.4 million of the increased capacity.

On October 15, 2018, the Company sold its common equity warrants in Douglas Machines Corp. and received proceeds totaling $0.3 million.

On November 1, 2018, the Company entered into a Seventh Amendment to Loan and Security Agreement (the "Amendment"), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from to time to time party thereto, including City National Bank, effective as of October 30, 2018. The Amendment amends the Company's Credit Facility to, among other things, (i) extend the expiration of the revolving period from October 30, 2018 to April 30, 2020; (ii) extend the maturity date from April 30, 2020 to October 30, 2021; and (iii) provide for the fact that HCAP Advisors LLC replaced JMP Credit Advisors LLC as the Company's administrator in April 2018 and has engaged U.S. Bank National Association to provide certain loan administration services to it in connection with its provision of administration services to the Company.

On November 1, 2018, the board of directors authorized an open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of our outstanding common stock.

On November 2, 2018, the Company declared monthly distributions of $0.095 per share payable on each November 30, 2018, December 21, 2018, and January 30, 2019.

On November 2, 2018, the Company made a $0.1 million equity contribution in Flight Lease VII, LLC.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended September 30, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2018 Value
More Than 25% Owned
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	(119,402)	27,424	38,144	829,849	27,424	(119,402)	737,871

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,446,433	—	3,492,000	2,446,433	(2,261,933)	3,676,500

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	(7,000)	—	2,065,000	1,537,000	(7,000)	3,595,000

	Membership Interest (100% membership interests)	(8)	—	(2,000,000)	—	—	2,000,000	(2,000,000)	—

Total More Than 25% Owned Portfolio Companies			$36,945	$339,436	$130,935	$6,714,270	$6,010,857	$(4,715,756)	$8,009,371

5% and Greater Owned, But Not Greater Than 25%

Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$18,626	$554,674	$—	$6,463,500	$(150,000)	$6,313,500

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2018 Value
	Revolving Line of Credit, due 07/2022 (10.01%; 3M LIBOR + 8.00%)		—	—	35,461	—	500,000	—	500,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	209,000	—	—	359,000	—	359,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	155,376	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	279,923	2,859,272	28,228	(2,887,500)	—

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

	Common Equity Interest (950 Units)	(7)	275,006	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(96,168)	1,281,530	9,652,000	393,000	—	10,045,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(13,000)	174,000	1,482,000	137,000	(150,000)	1,469,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	(17,269)	364,394	3,500,000	—	(65,625)	3,434,375

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2018 Value
	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	80,540	886,097	450,000	—	1,336,097

	Common Equity Interest (90 Units)	(7)	—	(55,000)	—	351,000	—	(55,000)	296,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Equity Interest (250,000 Units)		(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Equity Interest (250,000 Units)		—	—	—	—	—	—	—

Total 5% And Greater Owned, But Not Greater Than 25%			$(610,636)	$(745,597)	$2,925,898	$25,983,871	$9,365,462	$(10,960,361)	$24,388,972

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
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

(10)	The Company's non-qualifying assets, on a fair value basis, comprised less than 1.0% of the Company's total assets
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.

As of September 30, 2018 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,433,200	$30,369,472	27.1%	38.4%
Equity	8,142,550	2,028,871	1.8%	2.6%
Total	$38,575,750	$32,398,343	28.9%	41.0%

The rate type of affiliate debt investments at fair value as of September 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,036,570	$17,827,500	15.9%	22.6%
Floating Rate	12,396,630	12,541,972	11.2%	15.9%
Total	$30,433,200	$30,369,472	27.1%	38.5%

The industry composition of affiliate investments at fair value as of September 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,247,030	$1,373,871	1.2%	1.7%
Capital Equipment	4,844,215	5,066,472	4.5%	6.4%
Construction & Building	6,944,874	7,172,500	6.4%	9.1%
Healthcare & Pharmaceuticals	12,202,415	7,271,500	6.5%	9.2%
Metals & Mining	13,337,216	11,514,000	10.3%	14.6%
Total	$38,575,750	$32,398,343	28.9%	41.0%

The geographic concentrations at fair value as of September 30, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,046,630	$12,337,972	11.0%	15.6%
Northeast	13,337,216	11,514,000	10.3%	14.6%
South	8,191,904	8,546,371	7.6%	10.8%
Total	$38,575,750	$32,398,343	28.9%	41.0%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2017

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
More Than 25% Owned
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/2018 (13.00%; the greater of 13.00% or LIBOR + 7.50%)		$—	$—	$119,821	$1,807,299	$17,701	$(1,825,000)	$—

Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	—	127,421	149,154	200,000	127,421	—	327,421

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	(15,393)	155,859	923,947	—	(94,098)	829,849

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	(2,366,893)	653,687	5,916,570	318,209	(2,742,779)	3,492,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	—	70,875	200,000	1,865,000	—	2,065,000

	Class A Common Equity Units (3,000,000 Units)		—	(1,266,500)	—	1,266,500	—	(1,266,500)	—

Total More Than 25% Owned Portfolio Companies			$—	$(3,521,365)	$1,149,396	$10,314,316	$2,328,331	$(5,928,377)	$6,714,270

5% and Greater Owned, But Not Greater Than 25%

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	$—	$116,502	$—	$—	$616,502	$—	$616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	198,005	—	2,971,772	(112,500)	2,859,272

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value

	Common Equity Interest (950 Units)	(7)	—	350,000	—	—	1,300,000	—	1,300,000

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(237,269)	1,760,994	11,678,261	530,621	(2,556,882)	9,652,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(18,000)	215,961	1,189,239	1,295,751	(1,002,990)	1,482,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	—	(119,000)	—	—	1,600,000	(119,000)	1,481,000

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/2016 (17.00% PIK)		(1,995,421)	1,957,463	—	37,959	1,957,462	(1,995,421)	—

	Common Equity Interest (Peekay Boutiques, Inc.) (35,000 Units)		(105,000)	105,000	—	—	105,000	(105,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	93,526	343,208	—	3,500,000	—	3,500,000

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	54,543	—	1,036,097	(150,000)	886,097

	Common Equity Interest (90 Units)	(7)	—	201,000	—	—	351,000	—	351,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	—	(677,146)	727,153	4,546,000	135,584	(825,584)	3,856,000

	Preferred Equity Interest (250,000 Units)		—	(170,000)	—	170,000	—	(170,000)	—

	Common Equity Interest (250,000 Units)		—	(523)	—	523	—	(523)	—

Total 5% And Greater Owned, But Not Greater Than 25%			$(2,100,421)	$1,601,553	$3,299,864	$17,621,982	$15,399,789	$(7,037,900)	$25,983,871

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments and the CLO subordinated notes are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
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

Portfolio

Portfolio Composition

As of September 30, 2018, we had $111.9 million (at fair value) invested in 26 portfolio companies. As of September 30, 2018, our portfolio was comprised of approximately 52.5% senior secured debt, 41.7% junior secured debt and 5.8% equity and equity-like investments.

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 portfolio companies. As of December 31, 2017, our portfolio was comprised of approximately 51.0% senior secured debt, 41.6% junior secured debt and 7.4% equity and equity-like investments (including our revenue linked security investment).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, oftentimes with a corresponding equity investment component and less frequently with a corresponding royalty security. The composition of our investments as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$58,711,542	$58,761,002	$61,508,211	$59,010,761
Junior Secured	42,954,652	46,588,284	48,217,674	48,098,749
Equity	14,016,913	6,529,830	9,021,290	7,958,168
Revenue Linked Security	—	—	393,515	533,000
Total Investments	$115,683,107	$111,879,116	$119,140,690	$115,600,678

At September 30, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.1 million and $4.1 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.5 million and $12.6 million, respectively. At December 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.5 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.0 million and $12.0 million, respectively.

At September 30, 2018, 49.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 50.1% of our debt investments bore interest at fixed rates. At December 31, 2017, 54.6% of our income producing investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.4% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of September 30, 2018 and December 31, 2017, was approximately 14.2% and 15.3%, respectively. The weighted average effective yield on the entire portfolio, as of September 30, 2018 and December 31, 2017, was 12.6% and 13.7%, respectively.

The weighted average effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of September 30, 2018 because it was on non-accrual status as of that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2017 because it was on non-accrual status as of that date. Other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

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

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest accruals and collections for the three and nine months ended September 30, 2018 and September 30, 2017 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PIK, beginning of period	$4,402,923	$3,503,747	$3,852,636	$2,582,253
Accrual	340,714	497,648	1,028,845	1,429,043
Payments	—	(228,774)	(21,268)	(238,676)
Write-off	—	(277,640)	(116,576)	(277,639)
PIK, end of period	$4,743,637	$3,494,981	$4,743,637	$3,494,981

Investment Activity

During the three months ended September 30, 2018, we closed $6.0 million of debt investment commitments and $0.4 million of equity investments in one new and two existing portfolio companies. During the three months ended September 30, 2017, we closed $10.2 million of debt investment commitments in two new and one existing portfolio companies and a $1.0 million equity investment in a new portfolio company. During the nine months ended September 30, 2018, we closed $18.6 million of debt investment commitments and $0.9 million of equity investments in three new and three existing portfolio companies. During the nine months ended September 30, 2017, we closed $40.7 million of debt investment commitments in twelve new portfolio companies and five existing portfolio companies and $3.6 million of equity investments in six new portfolio companies and one existing portfolio company.

During the three months ended September 30, 2018, we exited $12.0 million of debt investment commitments, $0.2 million of our revenue-linked security investment and $1.0 million of equity investments in six portfolio companies. During the three months ended September 30, 2017, we exited $38.7 million of debt investment commitments in eight portfolio companies and a $0.1 million equity investment in one portfolio company. During the nine months ended September 30, 2018, we exited $18.9 million of debt investment commitments, $0.2 million of our revenue-linked security investment and $1.1 million of equity investments in eleven portfolio companies. During the nine months ended September 30, 2017, we exited $49.4 million of debt investment commitments in eleven portfolio companies and a $0.2 million equity investment in one portfolio company.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2018			As of December 31, 2017
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$18.6	17.7%	4	$25.6	23.9%	8
2	51.4	48.8%	9	48.9	45.6%	10
3	25.0	23.7%	4	20.3	19.0%	3
4	3.1	2.9%	1	6.7	6.3%	2
5	7.3	6.9%	1	5.6	5.2%	1
	$105.4	100.0%	19	$107.1	100.0%	24

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, we remain contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. As of September 30, 2018, we had one loan (our senior secured debt investment in Infinite Care, LLC) on non-accrual status, which comprised 7.1% of our debt portfolio at cost. As of December 31, 2017, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 7.2% of our debt portfolio at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

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

Investment income for the three months ended September 30, 2018 totaled $4.3 million, compared to investment income of $4.8 million for the three months ended September 30, 2017. Investment income for the three months ended September 30, 2018 comprised of $3.5 million in cash interest, $0.3 million in PIK interest, $0.3 million in fees earned on the investment portfolio and $0.2 million of other income. Investment income for the three months ended September 30, 2017 was comprised of $3.1 million in cash interest, $0.5 million in PIK interest, $1.0 million in fees earned on the investment portfolio, and $0.2 million of other income. The decrease in investment income is primarily attributable to a lower portfolio balance compared to September 30, 2017 as well as a decrease in the effective yield on the investment portfolio compared to September 30, 2017.

Investment income for the nine months ended September 30, 2018 totaled $12.1 million, compared to investment income of $14.6 million for the nine months ended September 30, 2017. Investment income for the nine months ended September 30, 2018 was comprised of $9.8 million in cash interest, $1.0 million in PIK interest, $1.0 million in fees earned on the investment portfolio, and $0.3 million in other income. Investment income for the nine months ended September 30, 2017 was comprised of $10.7 million in cash interest, $1.4 million in PIK interest, $2.2 million in fees earned on the investment portfolio, and $0.3 million of other income. The decrease in investment income in the nine months ended September 30, 2018 is primarily attributable a lower portfolio balance compared to September 30, 2017 as well as a decrease in the effective yield on the investment portfolio compared to September 30, 2017.

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

Operating expenses totaled $2.7 million for the three months ended September 30, 2018, compared to $3.3 million for the three months ended September 30, 2017. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors' fees and other general and administrative expenses. The decrease in operating expenses compared to the three months ended September 30, 2017 was primarily due to a $0.7 million decrease in interest expense (due to a loss on extinguishment of debt recognized due to the refinancing of the 2020 Notes in 2017), offset by $0.4 million in incentive fees incurred during the three months ended September 30, 2018.

Operating expenses totaled $7.7 million for the nine months ended September 30, 2018, compared to $8.3 million for the nine months ended September 30, 2017. Operating expenses in both periods consisted of interest expense, management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors' fees and other general and administrative expenses. The decrease in operating expenses was primarily due to lower interest expense (due to a loss on extinguishment of debt recognized due to the refinancing of the 2020 Notes in 2017) and management fees incurred during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by higher professional fees and incentive fees incurred during the nine months ended September 30, 2018. We incurred higher professional fees and general and administrative costs during the nine months ended September 30, 2018 relating to the material weakness identified by management at December 31, 2017.

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the nine months ended September 30, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. Net of expenses reimbursed by HCAP Advisors, the Company incurred approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that the Company does not expect to recur in the future.

Interest expense decreased slightly due to a lower average outstanding debt balance during the three and nine months ended September 30, 2018, compared to September 30, 2017.

Administrative services expense was $0.4 million for the three months ended September 30, 2018, compared to $0.5 million for the three months ended September 30, 2017. Administrative services expense was $1.0 million for the nine months ended September 30, 2018, compared to $1.1 million for the nine months ended September 30, 2017. The decrease is attributable to the one-time expenses the Company incurred in 2017 as it transitioned its administrative services from JMP Credit Advisors, LLC to HCAP Advisors, LLC. In 2018, the annual cap entered into by the Company set that the maximum amount that would be payable for administrative services by the Company for 2018 at $1.4 million.

Base management fees was $0.6 million for the three months ended September 30, 2018, compared to $0.6 million for the three months ended September 30, 2017. Base management fees was $1.8 million for the nine months ended September 30, 2018, compared to $2.0 million for the nine months ended September 30, 2017. The decrease in base management fees is attributable to a smaller average amount of gross investments outstanding during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017.

We incurred a $0.4 million incentive management fee for the three months ended September 30, 2018 and incurred a $0.5 million incentive management fee for the nine months ended September 30, 2018. We did not incur an incentive management fee for the three months ended September 30, 2017 and incurred a $0.1 million incentive management fee for the nine months ended September 30, 2017. The increase in incentive management fees for the three months ended September 30, 2018 and for the nine months ended September 30, 2017 is primarily a result of the pre-incentive fee net investment income exceeding the hurdle rate. We only incur an income incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return met this hurdle for the three months ended September 30, 2018. In addition, the income incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. Due to this total return requirement, incentive fees of $0.1 million were not paid or accrued for the three months ended September 30, 2017 and $1.0 million for the nine months ended September 30, 2017.

Net Investment Income

Net investment income was $1.6 million for the three months ended September 30, 2018, compared to $1.6 million for the three months ended September 30, 2017. Net investment income per share was $0.25 for the three months ended September 30, 2018, compared to $0.24 for the three months ended September 30, 2017.

Net investment income was $4.4 million for the nine months ended September 30, 2018, compared to $6.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net investment income per share was $0.69 compared to $0.99 for the nine months ended September 30, 2017.

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

We recognized $0.1 million in net realized gains on our investments for the three months ended September 30, 2018, compared to $8.3 million in net realized losses on our investments for the three months ended September 30, 2017. We recognized $0.6 million in net realized losses on our investments for the nine months ended September 30, 2018, compared to $8.1 million of net realized losses on our investments in the nine months ended September 30, 2017. A summary of realized gains and losses for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,
	2018	2017
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$3,776	$—
CRS Reprocessing (Junior Secured Term Loan)	—	(6,293,866)
Flight Lease VII, LLC (Common Equity Interest)	(119,402)	—
IAG Engine Center, LLC (Senior Secured Term Loan)	11,469	—
IAG Engine Center, LLC (Revenue-Linked Security)	(50,674)	—
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	—	60,000
Mercury Network, LLC (Common Equity Units)	—	731
Peekay Acquisition, LLC (Senior Secured Term Loan)	—	(1,995,421)
Peekay Acquisition, LLC (Common Stock)	—	(105,000)
24/7 Software, Inc. (Common Stock)	275,006	—
	$120,175	$(8,333,556)

A summary of realized gains and losses for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$3,776	$—
CRS Reprocessing (Junior Secured Term Loan)	—	(6,293,866)
Flight Lease VII, LLC (Common Equity Interest)	(119,402)	—
Flight Lease XI, LLC (Common Equity Interest)	156,347	—
IAG Engine Center, LLC (Senior Secured Term Loan)	11,469	—
IAG Engine Center, LLC (Revenue-Linked Security)	(50,674)	—
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	—	60,000
Mercury Network, LLC (Common Equity Units)	—	301,001
Northeast Metal Works LLC (Preferred Equity Interest)	398	—
Peekay Acquisition, LLC (Senior Secured Term Loan)	—	(1,995,421)
Peekay Acquisition, LLC (Common Stock)	—	(105,000)
Rostra Tool Company (Common Equity Warrants)	—	4,096
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	—	(33,251)
24/7 Software, Inc. (Common Stock)	275,006	—
WorkWell, LLC (Senior Secured Term Loan)	(636,050)	—
WorkWell, LLC (Preferred Equity Interest)	(249,990)	—
	$(609,120)	$(8,062,441)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(1.6) million for the three months ended September 30, 2018 and $6.4 million for the three months ended September 30, 2017.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.3) million for the nine months ended September 30, 2018 and $1.9 million for the nine months ended September 30, 2017.

In addition, we recognized a benefit for deferred tax liabilities relating to investments owned by our taxable blocker of $0.5 million for the three months ended September 30, 2018. We recognized a provision for deferred tax liabilities relating to investments owned by our taxable blocker of $15,584 for the nine months ended September 30, 2018. We did not recognize any provision for deferred tax liabilities relating to investments owned by our taxable blocker for both the three and nine months ended September 30, 2017.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $0.6 million for the three months ended September 30, 2018, compared to $(0.3) million for the three months ended September 30, 2017. The $1.0 million increase in net assets resulting from operations for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily attributable to a $8.5 million positive change in net realized gains/(losses) offset by a $7.5 million negative change in unrealized depreciation (which is net of $0.5 million benefit recognized for deferred taxes).

The net increase in net assets resulting from operations was $3.5 million for the nine months ended September 30, 2018, compared to $0.1 million for the nine months ended September 30, 2017. The $3.4 million increase in net assets resulting from operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily attributable to a decrease in net realized losses offset by an increase in unrealized depreciation and lower net investment income.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $6.3 million for the nine months ended September 30, 2018 and provided cash of $21.8 million for the nine months ended September 30, 2017, primarily in connection with investment exits and fundings of new investments.

Our financing activities provided cash of $2.9 million for the nine months ended September 30, 2018 and used cash of $26.9 million for the nine months ended September 30, 2017. Our financing activity proceeds and uses for both periods were primarily in connection with dividends paid to shareholders and net borrowings on our Credit Facility. During the nine months ended September 30, 2017, we also had financing activity proceeds from the issuance of common shares and our 2022 Notes and the redemption of our 2020 Notes.

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

Also, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. See Risk Factors - Recent Legislation May Allow Us to Incur Additional Leverage below. This requirement limits the amount that we may borrow. As of September 30, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $54.6 million, and our asset coverage, as defined in the 1940 Act, was 245%. As of December 31, 2017, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.5 million, and our asset coverage, as defined in the 1940 Act, was 284%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of September 30, 2018 and December 31, 2017, we had cash and restricted cash of $20.6 million and $11.5 million, respectively.

Credit Facility

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that following a recent amendment, expires on April 30, 2020. The maturity date under the Credit Facility, following a recent amendment, is the earlier of (x) October 30, 2021, or (y) the date that is six (6) months prior to the maturity of any of our outstanding unsecured long-term indebtedness, which based on our outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility would be October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
As of September 30, 2018 and December 31, 2017, the outstanding balance on the $55.0 million Credit Facility was $25.8 million and $16.7 million, respectively.

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

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of September 30, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.9 million. As of December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $1.0 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any existing and future unsecured unsubordinated indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

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

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. During both the three and nine months ended September 30, 2018, we did not sell any shares under this agreement. During the three months ended September 30, 2017, we did not sell any shares under this agreement. During the nine months ended September 30, 2017, we sold 109,774 shares at an average price of $14.22 per share.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018, our only off-balance sheet arrangements consisted of $2.4 million of unfunded revolving line of credit commitments to four of our portfolio companies.  As of December 31, 2017, our only off-balance sheet arrangements consisted of $3.0 million of unfunded revolving line of credit commitments to five of our portfolio companies.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility and our 2022 Notes Indenture may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders. Of the aggregate distributions declared and paid during the nine months ended September 30, 2018, and paid or to be paid subsequent to September 30, 2018, and through December 31, 2018, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 80% ordinary income ($0.91 per share) and (2) 20% return of capital ($0.23 per share) based on distributions of $1.14 paid through December 31, 2018. The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2018 distributions will be made after the end of our fiscal year, will be reported to stockholders on Form 1099-DIV, and could differ significantly from these estimates.

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

Recent Developments

On October 5, 2018, the Company funded $0.1 million as an over advance on its revolving credit facility and a $0.6 million equity contribution to Infinite Care, LLC.

On October 5, 2018, the Company increased the revolving commitment amount in its revolving credit facility to Coastal Screen and Rail, LLC from $0.5 million to $1.0 million and funded $0.4 million of the increased capacity.

On October 15, 2018, the Company sold its common equity warrants in Douglas Machines Corp. and received proceeds totaling $0.3 million.

On November 1, 2018, the Company entered into a Seventh Amendment to Loan and Security Agreement (the "Amendment"), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from to time to time party thereto, including City National Bank, effective as of October 30, 2018. The Amendment amends the Company's Credit Facility to, among other things, (i) extend the expiration of the revolving period from October 30, 2018 to April 30, 2020; (ii) extend the maturity date from April 30, 2020 to October 30, 2021; and (iii) provide for the fact that HCAP Advisors LLC replaced JMP Credit Advisors LLC as the Company's administrator in April 2018 and has engaged U.S. Bank National Association to provide certain loan administration services to it in connection with its provision of administration services to the Company.

On November 1, 2018, the board of directors authorized an open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of our outstanding common stock.

On November 2, 2018, the Company declared monthly distributions of $0.095 per share payable on each November 30, 2018, December 21, 2018, and January 30, 2019.

On November 2, 2018, the Company made a $0.1 million equity contribution in Flight Lease VII, LLC.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, fifteen of our debt investments, or 49.9%, of the fair value of our portfolio bore interest at floating rates. Nine of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at September 30, 2018 was 1.12%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. As of September 30, 2017, seventeen loans, or 56.9%, of the fair value of the portfolio bore interest at floating rates. Nine of these floating rate loans have interest rate floors. The weighted average LIBOR floor for all of our floating rate loans at September 30, 2017 was 0.57%. Four of these floating rate loans have terms that are the greater of a fixed rate or LIBOR plus a set rate. The fixed rate component of the interest rate exceeds the floating rate component, which effectively converts these loans to fixed rate loans. Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.4 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.4 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date. Changes in interest rates will affect our cost of funding. Our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, the interest rate on our outstanding 2022 Notes is fixed for the life of such debt.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

As of September 30, 2018, management completed its assessment of the remediation efforts related to the material weakness in internal control over financial reporting reported in our Form 10-K for the period ended December 31, 2017. Based on this assessment and the internal controls implemented during the nine months ended September 30, 2018, management has determined that the reported material weakness has been remediated as of September 30, 2018.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued a total of 7,868 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $83,248 for the three months ended September 30, 2018.

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

10.1
Seventh Amendment to Loan and Security Agreement, dated as of November 1, 2018, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K filed on November 7, 2018).

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

HARVEST CAPITAL CREDIT CORPORATION

Date: November 8, 2018	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: November 8, 2018	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)