Form 10-K
period 2018-12-31
Harvest Capital Credit Corp
filed 2019-03-15
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 29th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3589

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Market
6.125% Notes due 2022	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2018, was approximately $49.4 million based upon the last sale price for the Registrant’s common stock on that date.
There were 6,258,845 shares of the Registrant’s common stock outstanding as of March 13, 2019.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

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

We were formed as a Delaware corporation on November 14, 2012. We completed our initial public offering on May 7, 2013. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests of Harvest Capital Credit LLC were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments. Harvest Capital Credit LLC, which was formed in February 2011 and commenced operations in September 2011, was founded by certain members of HCAP Advisors LLC, or “HCAP Advisors,” our investment adviser and administrator, and JMP Group, Inc. (now JMP Group LLC), or “JMP Group.” Harvest Capital Credit LLC is considered to be our predecessor for accounting purposes, and as such, its financial statements are our historical financial statements.

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

Available Information

Our principal executive offices are located at 767 Third Avenue, 29th Floor, New York, New York 10017, and our telephone number is (212) 906-3589. We maintain a website at http://www.harvestcapitalcredit.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or the "SEC," in accordance with the Securities Exchange Act of 1934, as amended, or the "Exchange Act." These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonable practicable after we electronically file the information with, or furnish it to, the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC's website at www.sec.gov. The information on our website is not incorporated by reference in this annual report on Form 10-K.

Portfolio Composition

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 companies. As of December 31, 2018, our portfolio, at fair value, was comprised of approximately 57.5% senior secured term loans, 35.0% junior secured term loans and 7.5% equity and equity-related investments. As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 companies. As of December 31, 2017, our portfolio included approximately 51.0% of senior secured term loans, 41.6% of junior secured term loans and 7.4% of equity and equity-related investments (including our revenue linked security).

The weighted average effective yield of our debt and other income producing investments, as of December 31, 2018 and December 31, 2017, was approximately 14.8% and 15.3%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2018 and December 31, 2017, was 12.7% and 13.7%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 and December 31, 2017 because it was on non-accrual status on both dates. Other equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing.

The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

JMP Group

We were founded by certain members of HCAP Advisors, our investment adviser and administrator, and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in our investment adviser and administrator. JMP Group conducts its primary business activities through three wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC, an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors, and (iii) JMP Credit Advisors LLC, or “JMP Credit Advisors,” which manages approximately $1.2 billion in credit assets through its collateralized loan obligation funds. The shares of common stock of JMP Group are traded on the New York Stock Exchange (NYSE: JMP). JMP Credit Advisors historically acted as our administrator until the administration agreement expired on April 29, 2018, and we entered into an administration agreement with HCAP Advisors. Joseph A. Jolson, our Chief Executive Officer and Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of JMP Group.

Investment Adviser

Our investment adviser’s investment team is led by Joseph A. Jolson (our Chief Executive officer and Chairman of our board of directors), Richard P. Buckanavage (our Managing Director - Head of Business Development), and James Fowler, (our Chief Investment Officer), and is supported by the investment staff at HCAP Advisors, as well as investment professionals from JMP Credit Advisors and JMP Group. In addition, our investment adviser expects to draw upon JMP Group’s over 18-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.

Our investment adviser has an investment committee that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the investment committee are Messrs. Jolson; Buckanavage; Fowler; Carter D. Mack, the President of JMP Group; and Bryan B. Hamm, the President of JMP Credit Advisors. The members of our investment committee have extensive investment experience and collectively currently manage or oversee approximately $2.2 billion of assets, including alternative assets such as long-short equity hedge funds, middle-market lending, private equity, collateralized loan obligation funds, and Harvest Capital Credit Corporation. All key investment decisions made by our investment adviser on our behalf require approval from three of the five members of the investment committee and must include the approval of Mr. Jolson and Mr. Buckanavage.

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

“Enterprise value” lending. We and our investment adviser take an enterprise value approach to the loan structuring and underwriting process. “Enterprise value” is the value that a portfolio company’s most recent investors place on the portfolio company or “enterprise.” The value of the enterprise is determined by multiplying (x) the number of shares of common stock of the portfolio company outstanding on the date of calculation, on a fully diluted basis (assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants), by (y) the price per share paid by the most recent purchasers of equity securities of the portfolio company plus the value of the portfolio company's liabilities. We generally secure a subordinated lien or a senior secured lien position against the enterprise value of a portfolio company and we obtain pricing enhancements in the form of warrants and other fees that we expect will build long-term asset appreciation in our portfolio. “Enterprise value” lending requires an in-depth understanding of the companies and markets served. We believe the experience that our investment adviser possesses gives us enhanced capabilities in making these qualitative “enterprise value” evaluations, which we believe can produce a high quality loan portfolio with enhanced returns for our stockholders.

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

We also expect our investment adviser’s relationship with JMP Group, which, through Harvest Capital Strategies and JMP Credit Advisors, as applicable, also manages a family of one hedge fund, four private equity and credit funds, one real estate fund, and four collateralized loan obligation funds, to generate investment opportunities for us. From time to time, the Company, subject to the conditions included in the exemptive order we received from the SEC, may co-invest alongside certain accounts and funds affiliated with JMP Group.

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

The investment committee of our investment adviser currently consists of Messrs. Jolson, Buckanavage, Fowler, Mack and Hamm. All key decisions, including screening, initial approvals, final commitment, material amendments and sale approvals (if applicable), require approvals from three of the five investment committee members and must include approval from Mr. Jolson and Mr. Buckanavage. Although we have a formal process for investment approvals, the investment professionals of our investment adviser regularly communicate with at least one member of the investment committee throughout the investment transaction process to ensure efficiency as well as clarity for our prospective portfolio companies and clients.

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

Documentation/Closing

Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, the investment professionals assigned to the opportunity prepare an investment memorandum for review and approval. The investment committee of our investment adviser will reconvene to evaluate the opportunity, review the investment memorandum and discuss the findings of the due diligence process. If the opportunity receives final approval, the principals of our investment adviser, with the assistance of outside legal counsel, will be responsible for preparing and negotiating transaction documents and ensuring that the documents accurately reflect the terms and conditions approved by the investment committee. Funding requires final approval by three of the five investment committee members and must include approval from Mr. Jolson and Mr. Buckanavage.

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

•	Periodic, and often, face-to-face meetings with management team and owners (including private equity firm if applicable); and

•	Attendance at board of directors meetings at portfolio companies through formal board seat or board observation rights.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser, and each of our officers is an employee of our investment adviser or other affiliate. As of March 14, 2019, our investment adviser employed a total of seven full-time employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse our administrator, HCAP Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our executive officers and their respective staffs. For a more detailed discussion of the administration agreement with HCAP Advisors, see “Administration Agreement.” As previously disclosed, during 2018 we transitioned the provision of administrative services to the Company from JMP Credit Advisors to HCAP Advisors, our investment adviser.

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date), and equals 20.0% of our cumulative aggregate realized capital gains less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year). If the difference is positive, then the capital gains incentive fee is 20.0% of such amount, as noted above, less the aggregate amount of performance-based capital gains incentive fee payments previously made to our investment adviser.

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

Under the investment advisory and management agreement, the compensation and routine overhead expenses of the investment professionals and staff of HCAP Advisors is provided and paid for by HCAP Advisors. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including those relating to:

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

•
administration fees payable under our administration agreement with HCAP Advisors, including, but not limited to, all expenses reasonably incurred by us or HCAP Advisors, as our administrator, in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and the allocable portion of the cost of our executive officers and their respective staffs;

•	the allocated costs incurred by HCAP Advisors in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	and all other non-investment advisory expenses incurred by us or our investment adviser in connection with administering our business.

Limitation of Liability and Indemnification

The investment advisory and management agreement provides that HCAP Advisors and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment advisory and management agreement. The investment advisory and management agreement also provides for indemnification by us of HCAP Advisors’ members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and Termination
Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. The investment advisory and management agreement was originally executed as of April 29, 2013 for an initial term of two years. Subsequent one-year renewals have been approved by our board of directors per the table below.

Effective
Approval date	From	To
January 17, 2013	April 29, 2013	April 29, 2015
March 5, 2015	April 29, 2015	April 29, 2016
March 8, 2016	April 29, 2016	April 29, 2017
March 10, 2017	April 29, 2017	April 29, 2018
April 17, 2018	April 29, 2018	April 29, 2019
March 8, 2019	April 29, 2019	April 30, 2020

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
Board Approval of the Investment Advisory and Management Agreement
Our board of directors determined at an in-person meeting held on March 7 and 8, 2019, to re-approve our investment advisory and management agreement with our investment adviser. In its consideration of the investment advisory and management agreement, the board of directors focused on information it had received relating to, among other things:

•
the nature, extent, and quality of the advisory and other services to be provided to us by our investment adviser, including, without limitation, in relation to the origination and underwriting of investments in middle market and lower middle market private companies and information with respect to our investment adviser’s portfolio management process;

•	the performance of the Company and our investment adviser, including, without limitation, comparative data with respect to the performance of BDCs with similar investment objectives;

•	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, as well as other externally managed BDCs;

•
our operating expenses and expense ratio compared to BDCs with similar investment objectives, including, without limitation, consideration of administrative fees paid by other BDCs with similar investment objectives, as well as other externally managed BDCs, given HCAP Advisors’ provision of administrative services to the Company under the administration agreement and receipt of administrative fees for such services;

•
any existing and potential sources of indirect income to our investment adviser from its relationships with us and the profitability of those relationships, including, without limitation, administrative fees paid to HCAP Advisors in its capacity as the administrator under the administration agreement with the Company;

•
information about the services to be performed, the cost of such services, and the personnel performing such services under the investment advisory and management agreement, including, without limitation, the experience of such personnel in originating investments in the middle market and lower middle market;

•	the organizational capability and financial condition of our investment adviser;

•
the extent to which economies of scale would be realized if the Company grows and whether fee levels reflect these economies of scale for the benefit of the Company's stockholders, including, without limitation, consideration that the investment advisory and management agreement includes breakpoints that provide for the reduction of the base management fee as the Company’s gross assets increase above certain thresholds; and

•	such other matters as the board of directors determined were relevant to their consideration of the investment advisory and management agreement.

In connection with their consideration of the renewal of the investment advisory and management agreement, our board of directors gave weight to each of the factors described above, but did not identify one particular factor as controlling their decision. Based on the information reviewed and the discussions, the board of directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment management fee rates are reasonable in relation to the services to be provided and approved the renewal of the investment advisory and management agreement.

Organization of the Investment Adviser

HCAP Advisors is a Delaware limited liability company. The principal executive offices of HCAP Advisors are located at 767 Third Avenue, 29th Floor, New York, New York 10017.

Administration Agreement

HCAP Advisors currently serves as our administrator, pursuant to an administration agreement, which became effective on April 29, 2018. Prior to April 29, 2018, JMP Credit Advisors served as our administrator. Pursuant to the aforementioned administration agreement, HCAP Advisors furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, the administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of the administrator’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our executive officers and their respective staffs.

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

On March 8, 2016, we negotiated a cap with JMP Credit Advisors on amounts payable by us under the administration agreement during the 2016 fiscal and calendar year.  This cap set the maximum amount that would be payable by us for 2016 at the lesser of 0.60% of the average of our total investments (at fair value) over the year ended December 31, 2016 or $917,000. On January 4, 2017, our board of directors approved an increase in the cap to the extent necessary to reimburse JMP Credit Advisors for the cost of administrative services provided to the Company by Chief Executive Officer Richard P. Buckanavage and Vice President Ryan T. Magee in the fourth quarter of 2016, in an amount up to $75,000.

On March 10, 2017, we negotiated a new cap with JMP Credit Advisors on amounts payable by us under the administration agreement during the 2017 fiscal and calendar year.  This cap set the maximum amount that would be payable by us for 2017 at $1.2 million. On October 27, 2017, our compensation committee and board of directors approved an increase in the cap on amounts payable by the Company under the administration agreement to cover increased costs associated with moving our administrative functions from Alpharetta, Georgia to its headquarters in New York, New York.  In particular, our compensation committee and board of directors approved an increase in this cap to the extent necessary to reimburse JMP Credit Advisors for costs and expenses payable by us under the administration agreement for fiscal year 2017 in excess of the existing cap, up to an additional $0.2 million, for a total cap on all amounts to be paid by the Company under the administration agreement for fiscal year 2017 of $1.4 million.

On April 17, 2018, we negotiated a new cap with HCAP Advisors on amounts payable by us under the administration agreement during the 2018 fiscal and calendar year. This cap set the maximum amount that would be payable by us for 2018 at $1.4 million.

The existence of a cap, and the determination of a proper cap amount, in subsequent years will be determined by the mutual agreement of the independent members of our board of directors, on our behalf, and the administrator. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, HCAP Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the administrator’s services under the administration agreement or otherwise as administrator for us.

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

Issuance of Additional Shares of our Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

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

Senior securities; Derivative securities

We are permitted, under specified conditions and subject to certain exceptions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Legislation enacted in 2018, however, would allow us to incur additional leverage if we obtain certain approvals from our independent directors and/or our stockholders to reduce our asset coverage ratio from 200% to 150%. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as modified by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150%, effective May 4, 2019. At that time, we would be permitted under the 1940 Act to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, but we would still have to comply with or amend any then-existing provisions of our revolving credit facility that limit our ability to incur such additional leverage. Under our existing revolving credit facility, for example, our debt-to-tangible equity ratio is limited to 1.00 to 1.00. See "Risk Factors--Risks Relating to Our Business and Structure-- Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital. Changes to these regulations passed in 2018 will allow us to increase our leverage." We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company does not expect to incur an excise tax for the year ended December 31, 2018.

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

In accordance with certain applicable Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among each stockholder electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying distributions in shares of our stock in accordance with these Treasury regulations or revenue procedure.

Our Status as an Emerging Growth Company

At our IPO, we elected to be an "emerging growth company", or “EGC,” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the last day of the fiscal year following the fifth anniversary of the date it first sold securities pursuant to an initial public offering registration statement; (2) the last day of the fiscal year in which it first exceeds $1.07 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

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

Effective December, 31, 2018, we lost our EGC status, as this marked the last day of the fiscal year following the fifth anniversary of our initial public offering. Losing our EGC status did not have an adverse impact on our financial condition, business, or results of operations.

The NASDAQ Stock Market Corporate Governance Regulations

The NASDAQ Stock Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to BDCs.

Item 1A.	Risk Factors

 Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of any of our other securities, to the extent outstanding, including any preferred stock, subscription rights, warrants, or debt securities, may decline, and you may lose all or part of your investment.

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

The investment professionals of our investment adviser may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that these investment professionals will continue to dedicate a significant portion of their time to our investment activities; however, they may in the future engage in other business activities which could divert their time and attention from our investment activities. For example, Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (the Company's investment adviser and current administrator) and JMP Credit Advisors (the Company's previous administrator).

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

Our portfolio consists primarily of debt and equity investments in small and mid-sized companies. Compared to larger companies, small and mid-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. They also typically have fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements. In addition, many small and mid-sized companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

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

PIK interest earned increases our assets under management and, as a result, will increase the amount of base management fees and potential incentive fees payable by us to HCAP Advisors.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to HCAP Advisors is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, because the incentive fee that we pay to HCAP Advisors is based on a hurdle rate, the receipt of PIK interest by us will have the effect of increasing our pre-incentive fee net investment income during the quarter, and if that return is above the hurdle rate, may cause us to pay an incentive fee to HCAP Advisors.

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

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. As of December 31, 2018, we lost our status as an “emerging growth company” under the JOBS Act, which would require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as of December 31, 2018. However, because our aggregate market value of our common stock held by non-affiliates dropped below $50 million as of June 30, 2018, we ceased to be an accelerated filer on December 31, 2018, and became a non-accelerated filer. Accordingly, as provided in Section 404(c) of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, we are not required to include an independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting as of December 31, 2018. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital. Changes to these regulations passed in 2018 will allow us to increase our leverage.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act, which was enacted in March 2018, has modified the 1940 Act to allow a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval.  Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

On May 4, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act.  As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150%, effective May 4, 2019. At that time, we will be permitted under the 1940 Act to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%, but we would still have to comply with or amend any then-existing provisions of our Credit Facility that limit our ability to incur such additional leverage. Under our existing Credit Facility, for example, our debt-to-tangible equity ratio is limited to 1.00 to 1.00.

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

In addition, because our board of directors unanimously approved on May 4, 2018, the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act, effective on and after May 4, 2019, we will be permitted under the 1940 Act to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. We will still have to comply with or amend, however, any then-existing provisions of our Credit Facility that limit our ability to incur such additional leverage.

At December 31, 2018, we had $45.8 million of outstanding indebtedness with an annualized cost of $3.0 million related to interest and unused line fees, which assumes a weighted average cost of debt capital of 6.55% (which includes the unused fee) at December 31, 2018. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 3.16%.

Advances under our $55.0 million senior secured revolving credit facility with Pacific Western Bank (successor to CapitalSource Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank (the "Credit Facility"), bear interest at a rate per annum equal to the lesser of (i) LIBOR plus 3.25% and (ii) the maximum rate permitted under applicable law. In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of our assets. If we are unable to meet the financial obligations under the Credit Facility, and an event of default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders.

The Company's $28.8 million of unsecured notes, or the "2022 Notes", have a fixed annual interest rate of 6.125% and require quarterly interest payments until the notes mature in September 2022.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, but before operating expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(19.66)%	(11.74)%	(3.82)%	4.09%	12.01%

Assumes (i) $94.9 million in portfolio investments (at fair value) at December 31, 2018, (ii) $45.8 million in outstanding indebtedness at December 31, 2018, (iii) $78.4 million in net assets at December 31, 2018 and (iv) average cost of funds of 6.6%, which is the estimated weighted average borrowing cost under our Credit Facility (including our unused fee of 0.75%) and 2022 Notes as of December 31, 2018. The corresponding returns to stockholders are net of interest expense, but excludes other operating expenses.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2018, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio as well as our revolving credit facility.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

The investment advisory and management agreement and administration agreement with our investment adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The investment advisory and management agreement with our investment adviser and the administration agreement with our administrator were negotiated between related parties. Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (both the Company's investment adviser and administrator). Consequently, the terms of these agreements, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with JMP Group and its respective affiliates.

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

HCAP Equity Holdings, LLC and HCAP ICC, LLC, our wholly-owned taxable subsidiaries, have elected to be taxed as a C-Corporation and may incur federal income tax expense.

Our wholly-owned taxable subsidiaries, HCAP Equity Holdings, LLC and HCAP ICC, LLC, hold certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings, LLC and HCAP ICC, LLC are consolidated for financial reporting purposes. The purpose of HCAP Equity Holdings, LLC and HCAP ICC, LLC is to permit us to hold certain portfolio companies that are organized as limited liability companies ("LLCs") (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC's gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. However, HCAP Equity Holdings, LLC and HCAP ICC, LLC are not consolidated for income tax purposes and may generate tax expense as a result of its ownership of the portfolio companies. We intend to implement tax strategies to minimize the risk of HCAP Equity Holdings, LLC and HCAP ICC, LLC from incurring corporate-level income taxes; however there can be no such guarantee that we will be successful in implementing such strategies.

We will continue to need additional capital to finance our growth because we intend to distribute substantially all of our income to our stockholders to maintain our qualification as a RIC. If additional funds are unavailable or are not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Currently this coverage ratio is 200%; however this coverage ratio will be reduced to 150% effective May 4, 2019. This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue common stock priced below net asset value without stockholder and independent director approval. However, if we were to obtain the necessary approvals to issue securities at prices below net asset value, our stockholders’ investments would experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our net asset value could decrease.

Our operations and infrastructure are dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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

We have outsourced our technology, administrative and operational infrastructure, including data centers, disaster recovery systems and wide area networks to our investment adviser and third party-service providers. We are dependent on our service providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have yet to experience any form of disruption. However, there can be no guarantee that future disruptions will not occur, and any that may occur could be severe in nature.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyberattacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other means, and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. A cybersecurity incident affecting our computer systems, software and networks, or that of third-party vendors and clients, could subject us to significant liability and harm our reputation. If one or more of such events occur, this could jeopardize our or our portfolio companies' or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our, our portfolio companies', our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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
The global capital markets have experienced periods of disruption in recent years, as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe North Korea, and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. In addition, uncertainty regarding the United Kingdom referendum decision to leave the European Union (“Brexit”), continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like many of our portfolio companies, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, declines in oil and natural gas prices could adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. In addition, volatility in the equity markets could impact our portfolio companies’ access to the debt and equity capital markets, which could ultimately limit their ability to grow, satisfy existing financing and other arrangements and impact their ability to perform.  Volatility in the equity markets could also impact our ability to liquidate or achieve value from warrants and other equity investments we have in our portfolio companies. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

These market and economic disruptions affect, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The current administration has implemented new tariffs against a number of countries, impacting a variety of goods and services. Additional tariffs could be implemented in the near future. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to any applicable legal requirements, including the RIC diversification requirements, and the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration or level of risk, either because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a RIC under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector (however, at times we may exceed this threshold due to the timing of exits of investments in our portfolio and the amount of the time it takes for us to reinvest the proceeds), our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2018, we had one portfolio company on non-accrual status. This portfolio company comprised approximately 8.1% of our debt portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the 2022 Notes.

Risks Relating to Our Securities and an Offering of Our Securities

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms within an attractive time frame.

Delays in investing the net proceeds raised in an offering of our securities, or because of repayments, may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering, or proceeds from repayments, on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take us a substantial period of time to invest substantially all of the net proceeds of any offering, or repayment, in securities meeting our investment objective. During this period, we will invest the net proceeds of an offering, or repayment, primarily in cash, cash equivalents, U.S. government and agency securities, repurchase agreements relating to such securities, and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds of an offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the return on an investment in us may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

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

•
the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if and for so long as dividends on the preferred stock are in arrears by two years or more; and

•
under the terms of such securities, we may not be permitted to declare a cash distribution on our common stock or purchase our common stock unless our preferred stock (together with all of our other senior securities) has at the time of the declaration of any such distribution or at the time of any such purchase an asset coverage ratio of at least 200% or, effective on and after May 4, 2019, 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

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

Our 2022 Notes are not secured by any of our assets. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we have outstanding or that we may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2018, we had $17.0 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore effectively senior to the 2022 Notes to the extent of the value of such assets.

The 2022 Notes are structurally subordinated to the indebtedness and other liabilities of our existing and future subsidiaries.

The 2022 Notes are obligations exclusively of Harvest Capital Credit Corporation and not of any subsidiaries that we have or may have in the future. None of our existing or future subsidiaries, if any, will be a guarantor of the 2022 Notes, and the 2022 Notes are not required to be guaranteed by any subsidiaries we may have.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries, if any, will have priority over our claims (and therefore the claims of our creditors, including holders of the 2022 Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our existing or future subsidiaries, if any, our claims would still be effectively subordinated to any security interests in the assets of any such existing or future subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2022 Notes will be subordinated structurally to all indebtedness and other liabilities, including trade payables, of any subsidiaries that we have or may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our existing and future subsidiaries would be structurally senior to the 2022 Notes.

The indenture under which the 2022 Notes were issued contains limited protection for holders of the 2022 Notes.

The indenture under which the 2022 Notes were issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our existing or future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes, and (4) securities, indebtedness, or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% on and after May 4, 2019) after such borrowings. See "--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital. Changes to these regulations passed in 2018 will also allow us to increase our leverage.";

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, except that we have agreed that, for the period of time during which the 2022 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See "--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital. Changes to these regulations passed in 2018 will also allow us to increase our leverage.";

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

The 2022 Notes are an issue of debt securities listed on the NASDAQ Global Market under the symbol “HCAPZ.” Although the 2022 Notes are listed on NASDAQ, we cannot provide any assurances that an active trading market will exist in the future for the 2022 Notes or that holders will be able to sell their 2022 Notes. Even if an active trading market does exist, the 2022 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2022 Notes may be harmed.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including any 2022 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2022 Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

The last reported sale price for our common stock on the NASDAQ Global Market on March 11, 2019 was $10.02 per share. As of March 11, 2019, we had 17 shareholders of record.

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

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. For example, we recently reduced our monthly distribution to $0.08 per share from $0.095 per share (and had previously reduced it to $0.095 per share from $0.1125 per share). In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

Tax characteristics of all distributions paid by us (or the applicable withholding agent) are reported to stockholders on Form 1099 after the end of the calendar year. For the years ended December 31, 2016 and 2017, none of the distributions paid by the Company constituted a return of capital. For the year ended December 31, 2018, the Company estimates that $0.16 per share of the distributions paid represented a return of capital. Our future monthly distributions, and the rate of those distributions, if any, will be determined by our board of directors.

Sales of Unregistered Securities

In 2018, we issued a total of 34,032 shares of our common stock under our dividend reinvestment plan (“DRIP”). The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2018 was approximately $0.3 million.

These issuances were not subject to the registration requirements of the Securities Act of 1933.

Purchases of Equity Securities

During the three months ended December 31, 2018, the Company made the following repurchases pursuant to the repurchase plan:

Month	Total Number of Shares Purchased (1)	Average Purchase Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Shares that May Yet Be Purchased Under Plan (1)

October	—	—	—	—
November	—	—	—	250,000
December	39,464	9.69	39,464	210,536
Total repurchases	39,464	$9.69	39,464

(1)
On November 1, 2018, our board of directors authorized an open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to 250,000 shares in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be repurchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of our outstanding common stock.

Stock Performance Graph

This graph compares the return on our common stock with that of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the period from December 31, 2013 through December 31, 2018. The graph assumes that, on December 31, 2013, a person invested $100 in each of our common stock, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The following selected financial and other data as of and for the years ended December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and December 31, 2018, is derived from our financial statements, which have been audited. The financial information and other data below should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The other data is unaudited.

	As of and for the
	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Interest income	$15,525,664	$18,468,062	$20,738,511	$20,074,063	$14,004,609
Other income	658,257	236,198	154,963	252,833	707,438
Net investment income, after taxes	5,982,399	8,236,854	10,052,422	9,651,015	8,265,253
Net change in unrealized appreciation (depreciation) on investments	(428,921)	1,458,173	(3,528,349)	(2,182,647)	464,416
Net realized (losses) gains on investments	(486,680)	(8,062,441)	(517,586)	(1,057,355)	665,813
Net increase in net assets resulting from operations	5,066,798	1,632,586	6,006,487	6,411,013	9,395,482

Other Data:
Dollar-weighted average annualized yield on debt and other income-producing investments (1)	14.8%	15.3%	15.4%	13.9%	15.1%
Dollar-weighted average annualized yield on total investments (1)	12.7%	13.7%	14.4%	13.6%	14.0%
Number of portfolio companies at year-end	24	31	31	33	29

Per Share Data (2):
Net increase in net assets resulting from operations per share	$0.79	$0.25	$0.96	$1.03	$1.52
Net investment income per share	$0.93	$1.28	$1.60	$1.54	$1.34
Distributions declared per common share	$1.16	$1.45	$1.35	$1.35	$1.35
Net asset value per share	$12.30	$12.66	$13.86	$14.26	$14.60

Statement of Asset and Liabilities Data:
Gross investments	$94,913,862	$115,600,678	$134,101,534	$142,760,426	$115,834,428
Cash and restricted cash	28,775,548	11,464,437	7,556,978	3,069,409	2,171,771
Total assets	125,319,701	128,152,840	142,989,647	149,137,859	119,870,004
Borrowings	45,750,000	45,471,853	54,446,613	57,198,293	26,075,140
Total liabilities	46,923,737	46,371,411	55,867,351	59,723,603	28,997,689
Net assets	78,395,964	81,781,429	87,122,296	89,414,256	90,872,315

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
Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results, including the performance of our existing investments;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of investments we intend to make and future acquisitions and divestitures;

•	our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;

•	the unfavorable resolution of any existing or future legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	our regulatory structure and tax status;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•	the ability of our portfolio companies to achieve their objective;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•	our contractual arrangements and relationships with third parties;

•	our ability to access capital and any future financings by us;

•	the ability of our investment adviser to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

Portfolio

Portfolio Composition

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 companies. As of December 31, 2018, our portfolio, at fair value, was comprised of approximately 57.5% senior secured term loans, 35.0% junior secured term loans and 7.5% equity and equity-like investments.

As of December 31, 2017, we had $115.6 million (at fair value) invested in 31 companies. As of December 31, 2017, our portfolio, at fair value, was comprised of approximately 51.0% senior secured term loans, 41.6% junior secured term loans and 7.4% equity and equity-like investments (including our revenue linked security).

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$54,049,633	$54,609,097	$61,508,211	$59,010,761
Junior Secured	34,027,362	33,231,424	48,217,674	48,098,749
Equity and Equity Related	10,805,799	7,073,341	9,021,290	7,958,168
Revenue Linked Security	—	—	393,515	533,000
Total Investments	$98,882,794	$94,913,862	$119,140,690	$115,600,678

At December 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.9 million and $11.7 million, respectively. At December 31, 2017, our average portfolio company debt investment at amortized cost and fair value was approximately $4.6 million and $4.5 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.0 million and $12.0 million, respectively.

At December 31, 2018, 54.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.5% bore interest at fixed rates. At December 31, 2017, 54.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.4% bore interest at fixed rates.

The weighted average effective yield of our debt and other income producing investments, as of December 31, 2018 and December 31, 2017, was approximately 14.8% and 15.3%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2018 and December 31, 2017, was 12.7% and 13.7%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 and December 31, 2017 because it was on non-accrual status on such dates. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the years ended December 31, 2018 and December 31, 2017 is summarized in the tables below.

	2018
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$3,852,636	$4,099,981	$4,402,923	$4,743,637	$3,852,636
Accrual	363,919	324,211	340,714	301,909	1,330,753
Payments	—	(21,269)	—	(1,922,045)	(1,943,314)
Write-off	(116,574)	—	—	—	(116,574)
PIK, end of period	$4,099,981	$4,402,923	$4,743,637	$3,123,501	$3,123,501

	2017
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$2,582,253	$3,063,183	$3,503,747	$3,494,981	$2,582,253
Accrual	490,832	440,564	497,647	364,044	1,793,087
Payments	(9,902)	—	(228,774)	(6,389)	(245,065)
Write-off	—	—	(277,639)	—	(277,639)
PIK, end of period	$3,063,183	$3,503,747	$3,494,981	$3,852,636	$3,852,636

Investment Activity

During the year ended December 31, 2018, we closed $19.2 million of debt investment commitments in three new and four existing portfolio companies. We also made $1.6 million of equity investments in two new portfolio companies and four existing portfolio companies. During the year ended December 31, 2017, we closed $52.9 million of debt investment commitments in eleven new and four existing portfolio companies. We also made $4.1 million of equity investments in six new portfolio companies and one existing one.

During the year ended December 31, 2018, we exited $37.5 million of debt investment commitments from twelve portfolio companies, $1.4 million of equity investments from five portfolio companies, and $0.2 million from our revenue-linked security investment. During the year ended December 31, 2017, we exited $58.6 million of debt investment commitments from sixteen portfolio companies and one equity investment totaling $0.2 million.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2018			As of December 31, 2017
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$28.2	32.1%	5	$25.6	23.9%	8
2	30.7	35.0%	7	48.9	45.6%	10
3	18.4	21.0%	3	20.3	19.0%	3
4	2.8	3.2%	1	6.7	6.3%	2
5	7.7	8.7%	1	5.6	5.2%	1
	$87.8	100.0%	17	$107.1	100.0%	24

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, we remain contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management judgment regarding collectibility. As of December 31, 2018, we had one portfolio company on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 8.1% of our debt investments at cost. As of December 31, 2017, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 7.2% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Years Ended December 31, 2018 and December 31, 2017

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

Investment income for the year ended December 31, 2018 totaled $16.2 million, compared to investment income of $18.7 million for the year ended December 31, 2017. Investment income for the year ended December 31, 2018 was comprised of $12.9 million in cash interest, $1.3 million in PIK interest, $1.3 million in fees earned on the investment portfolio and $0.7 million in other income. Investment income for the year ended December 31, 2017 was comprised of $14.2 million in cash interest, $1.8 million in PIK interest, $2.5 million in fees earned on the investment portfolio and $0.2 million in other interest income. The $2.5 million decrease in investment income in the year ended December 31, 2018 is primarily attributable to a smaller investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the year ended December 31, 2017.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses and other administrative expenses under the administration agreement with JMP Credit Advisors (which expired on April 29, 2018) and the administration agreement with HCAP Advisors (which commenced on April 29, 2018) and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $10.2 million for the year ended December 31, 2018, compared to $10.5 million for the year ended December 31, 2017. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. Operating expenses decreased by approximately $0.3 million in 2018 primarily due to lower interest expense (due to lower borrowings outstanding and the $0.6 million loss on extinguishment of debt recognized in 2017) and lower base management fees for the year ended December 31, 2018 compared to the year ended December 31, 2017, offset by higher professional fees (of which $0.4 million was reimbursed by HCAP Advisors) and incentive fee expense (discussed in greater detail below).

Base management fees for the year ended December 31, 2018 were $2.3 million, compared to $2.6 million for the year ended December 31, 2017. The decrease in base management fees is attributable to a smaller average outstanding investment portfolio in 2018 as compared to 2017.

Incentive management fees for the year ended December 31, 2018 were $0.9 million, compared to $0.1 million for the year ended December 31, 2017. The increase in incentive management fees is a result of our pre-incentive fee net investment income exceeding the hurdle rate. We only incur an income incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income met the hurdle for each of the three months ended June 30, 2018, September, 30, 2018, and December 31, 2018. The incentive fees paid or owed to HCAP Advisors are also subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. The total return requirement did not impact the income incentive fee we paid to our investment adviser for the year ended December 31, 2018. Due to this total return requirement, incentive fees of $1.0 million were not paid or accrued for the year ended December 31, 2017.

 Administrative services expense was $1.4 million for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017. We negotiated a new cap with HCAP Advisors on amounts payable under the administration agreement for 2018. The cap, which was approved by our board of directors in April 2018, included limits such that amounts payable would not exceed $1.4 million for the year. We hit the $1.4 million cap for fiscal year 2018. In 2017, we negotiated a cap with JMP Credit Advisors that limited amounts payable under the administration agreement for 2017 to $1.4 million. The actual administrative services expense that would have been payable to HCAP Advisors for the year ended December 31, 2018 exceeded the cap by approximately $0.3 million. The actual administrative services expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2017 exceeded the cap by approximately $0.2 million due to an increase in administration expenses incurred relating to relocating the administrative services function to New York.

Other operating expenses included general and administrative expenses such as legal, accounting, valuation, and board of directors' fees.

Net Investment Income

For the year ended December 31, 2018, net investment income was $6.0 million, compared to $8.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, net investment income per share was $0.93, compared to $1.28 for the year ended December 31, 2017.

Net Realized Gains and Losses

Realized gains and losses on investments are calculated using the specific identification method. We measure realized gains or losses on equity investments as the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. Upon prepayment of debt investments, we recognize the acceleration of unamortized deferred fees as interest income and we recognize the collection of prepayment and other fees as other income.

We recognized $0.5 million and $8.1 million in net realized losses on our investments for the years ended December 31, 2018 and December 31, 2017, respectively. A summary of realized gains and losses for the years ended December 31, 2018 and December 31, 2017 is as follows:

	Year Ended December 31,
	2018	2017
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$3,777	$—
CRS Reprocessing (Junior Secured Term Loan)	—	(6,293,866)
Douglas Machines Corp. (Common Equity Warrants)	260,500	—
Flight Lease VII, LLC (Common Equity Interest)	(241,963)	—
Flight Lease XI, LLC (Common Equity Interest)	156,347	—
IAG Engine Center, LLC (Senior Secured Term Loan)	11,469	—
IAG Engine Center, LLC (Revenue-Linked Security)	(50,674)	—
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	—	60,000
Mercury Network, LLC (Common Equity Units)	—	301,001
Northeast Metal Works LLC (Preferred Equity Interest)	398	—
Peekay Acquisition, LLC (Senior Secured Term Loan)	—	(1,995,421)
Peekay Acquisition, LLC (Common Stock)	—	(105,000)
Rostra Tool Company (Common Equity Warrants)	—	4,096
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	—	(33,251)
24/7 Software, Inc. (Common Stock)	259,506	—
WorkWell, LLC (Senior Secured Term Loan)	(636,050)	—
WorkWell, LLC (Preferred Equity Interest)	(249,990)	—
Net realized losses	$(486,680)	$(8,062,441)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.4) million for the year ended December 31, 2018 and $1.5 million for the year ended December 31, 2017.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $5.1 million for the year ended December 31, 2018 compared to $1.6 million for the year ended December 31, 2017. The $3.5 million increase for the year ended December 31, 2018 was a result of lower realized losses offset by lower net investment income and higher unrealized depreciation in 2018 as compared to 2017.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Revenues

Investment income for the year ended December 31, 2017 totaled $18.7 million, compared to investment income of $20.9 million for the year ended December 31, 2016. Investment income for the year ended December 31, 2017 was comprised of $14.2 million in cash interest, $1.8 million in PIK interest, $2.5 million in fees earned on the investment portfolio and $0.2 million in other income. Investment income for the year ended December 31, 2016 was comprised of $17.4 million in cash interest, $1.5 million in PIK interest, $1.8 million in fees earned on the investment portfolio and $0.2 million in other income. The $2.2 million decrease in investment income in the year ended December 31, 2017 is primarily attributable to a smaller investment portfolio, on average during the period, as compared to the year ended December 31, 2016.

Expenses

Operating expenses totaled $10.5 million for the year ended December 31, 2017, compared to $10.8 million for the year ended December 31, 2016. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, and other general and administrative expenses. Operating expenses were slightly higher in 2016 due to higher interest expense, base management fees and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2017, offset by lower incentive fee expense (discussed in greater detail below).

Base management fees for the year ended December 31, 2017 were $2.6 million, compared to $2.9 million for the year ended December 31, 2016. The decrease in base management fees is attributable to a smaller average outstanding investment portfolio in 2017 compared to 2016.

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

 Administrative services expense was $1.4 million for the year ended December 31, 2017, compared to $0.9 million for the year ended December 31, 2016. The Company negotiated a new cap with JMP Credit Advisors on amounts payable under the administration agreement for 2017. The cap, which was increased by our board of directors in November 2017, included limits such that amounts payable would not exceed $1.4 million for the year. The actual administrative expense that would have been payable to JMP Credit Advisors for the year ended December 31, 2017 exceeded the cap by approximately $0.2 million.

Other operating expenses included general and administrative expenses such as legal, accounting, valuation, and board of directors' fees.

Net Investment Income

For the year ended December 31, 2017, net investment income was $8.2 million, compared to $10.1 million for the year ended December 31, 2016. For the year ended December 31, 2017, net investment income per share was $1.28, compared to $1.60 for the year ended December 31, 2016.

Net Realized Gains and Losses

We recognized $8.1 million and $0.5 million in net realized losses on our investments for the years ended December 31, 2017 and December 31, 2016, respectively. A summary of realized gains and losses for the years ended December 31, 2017 and December 31, 2016 is as follows:

	Year Ended December 31,
	2017	2016
Applied Systems, Inc. (Senior Secured Term Loan)	$—	$7,878
Atrium Innovations, Inc. (Senior Secured Term Loan)	—	(3,656)
Bridgewater Engine Ownership III, LLC (Residual Value)	—	18,301
CRS Reprocessing, LLC (Junior Secured Term Loan)	(6,293,866)	—
Infinite Aegis Group, LLC (Common Equity Warrants)	—	(77,522)
Infracon Energy Services Corp. (Unsecured Note)	—	10,775
Lanco Acquisition, LLC (Warrants to Purchase Common Equity)	60,000	—
Mercury Network, LLC (Common Equity Units)	301,001	—
Optimal Blue, LLC (Class A Common Equity Units)	—	683,578
Peekay Acquisition, LLC (Senior Secured Term Loan)	(1,995,421)	—
Peekay Acquisition, LLC (Common Stock)	(105,000)	—
Rostra Tool Company (Common Equity Warrants)	4,096	55,226
Shinnecock CLO 2006-1, Ltd (CLO Subordinated Notes)	(33,251)	(69,903)
Solex Fine Foods, LLC (Common Equity Units)	—	(700,465)
Solex Fine Foods, LLC (Senior Secured Term Loan)	—	(441,798)
Net realized losses	$(8,062,441)	$(517,586)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) on investments totaled $1.5 million for the year ended December 31, 2017 and $(3.5) million for the year ended December 31, 2016.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $1.6 million for the year ended December 31, 2017 compared to $6.0 million for the year ended December 31, 2016. The $4.4 million decrease for the year ended December 31, 2017 was a result of lower net investment income and higher net realized and unrealized losses on investments in 2017 compared to 2016.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $25.7 million for the year ended December 31, 2018 and $21.2 million for the year ended December 31, 2017, primarily in connection with the payoffs and fundings of investments. Our financing activities used cash of $8.4 million for the year ended December 31, 2018 and $17.3 million for the year ended December 31, 2017. Our financing activity uses for the year ended December 31, 2018 were primarily in connection with net repayments on our Credit Facility, distributions paid to shareholders and in connection with repurchases of our common stock. Our financing activity proceeds for the year ended December 31, 2017 were primarily in connection with net repayments on our Credit Facility, distributions paid to shareholders, and net borrowings and repayments of our 2022 Notes and 2020 Notes, respectively.

Our operating activities provided cash of $21.2 million for the year ended December 31, 2017 and $15.6 million for the year December 31, 2016, primarily in connection with the payoffs and fundings of investments. Our financing activities used cash of $17.3 million for the year ended December 31, 2017 and $11.1 million for the year ended December 31, 2016. Our financing activity uses for the year ended December 31, 2017 were primarily in connection with net repayments on our Credit Facility, distributions paid to shareholders, and net borrowings and repayments of our 2022 Notes and 2020 Notes, respectively. Our financing activity proceeds for the year ended December 31, 2016 were primarily in connection with net borrowings on our Notes offering and Credit Facility partially offset by distributions paid to shareholders.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For portions of 2018, 2017, and 2016, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019. See "Risk Factors--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital. Changes to these regulations passed in 2018 will allow us to increase our leverage." This requirement limits the amount that we may borrow. As of December 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.8 million, and our asset coverage, as defined in the 1940 Act, was 271%. As of December 31, 2017, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.5 million, and our asset coverage, as defined in the 1940 Act, was 284%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2018 and December 31, 2017, we had cash and restricted cash of $28.8 million and $11.5 million, respectively.

Credit Facility

On October 29, 2013, we entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the us with a $55.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility is secured by all of the our assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that, following a recent amendment, expires on April 30, 2020. The maturity date under the Credit Facility is, following a recent amendment, the earlier of (x) October 30, 2021, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured longer-term indebtedness, which, based on our outstanding unsecured notes that mature on September 15, 2022, the maturity date under the facility would be October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
As of December 31, 2018 and December 31, 2017, the outstanding balance on the $55.0 million Credit Facility was $17.0 million and $16.7 million, respectively.

Notes Offerings

On January 27, 2015, we closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, we closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to us from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to us from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2018 and December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2018 and December 31, 2017, the deferred offering costs balance was $0.8 million and $1.0 million, respectively. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at our option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu with any future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

At the Market Stock Offering

 On January 27, 2017, we entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the year ended December 31, 2018 we did not sell any shares under this program. During the year ended December 31, 2017, we sold 172,774 shares at an average gross price of $14.03 per share.

Contractual Obligations

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2018 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility (1)	$17.0	$—	$17.0	$—	$—
2022 Notes (2)	28.8	—	—	28.8	—
	$45.8	$—	$17.0	$28.8	$—

(1)
The Credit Facility has a revolving period that expires on April 30, 2020, and a stated maturity date of October 30, 2021. We are required to repay any outstanding principal amounts under the Credit Facility after expiration of the revolving period on a monthly basis in equal installments during the relevant calendar quarter so that the principal balance of the revolving loans outstanding will be reduced by an amount equal to or greater than (i) four percent (4%) of the maximum loan amount under the Credit Facility for each of the first two (2) full calendar quarters following the termination of the revolving period, (ii) six percent (6%) of the maximum loan amount under the Credit Facility for each of the succeeding two (2) full calender quarters and (iii) seven and one-half percent (7.5%) of the maximum loan amount under the Credit Facility for each of the succeeding two (2) full calendar quarters.

(2)	The 2022 Notes will mature on September 15, 2022 unless earlier repurchased or redeemed.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $1.4 million of unfunded revolving line of credit commitments to three of our portfolio companies. As of December 31, 2017, our only off-balance sheet arrangements consisted $3.0 million of unfunded revolving line of credit commitments to five of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, an independent external valuation firm to fair value at our portfolio at each quarter-end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

Recent Developments

During the first quarter of 2019, the Company repurchased 118,991 shares of its common stock at an average price of $10.48 per share. Inclusive of the shares repurchased during the fourth quarter of 2018, the Company has 91,545 shares remaining to be repurchased under its current repurchase plan which expires on June 30, 2019.

On January 8, 2019, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 1.0% prepayment fee on its junior secured term loan in Wetmore Tool and Engineering Company.

On January 10, 2019, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 2.0% prepayment fee on its junior secured term loan in Douglas Machines Corp.

On January 18, 2019, the Company purchased a $3.0 million of senior secured term loan in Dell International L.L.C. The term loan carries a current interest rate of LIBOR + 2.00% with a 0.75% LIBOR floor.

On January 22, 2019, the Company purchased a $3.0 million senior secured term loan in HCA Inc. The term loan carries an interest rate of LIBOR +2.00%.

Between January 24, 2019 and March 4, 2019, the Company purchased $5.0 million of senior secured term loans in Deluxe Entertainment Services Group, Inc. The term loans carry interest rates of LIBOR + 5.50% and LIBOR + 6.00%, respectively.

On January 28, 2019, the Company received a $2.0 million partial repayment on its senior secured term loan in Safety Services Acquisition Corp.

On February 15, 2019, the Company co-invested alongside affiliate funds of JMP Group and made a $5.3 million senior secured debt investment in Peerless Media, LLC. The term loan carries an interest rate of LIBOR + 8.50% with a 2.4% LIBOR floor.

On February 15, 2019, the Company declared monthly distributions of $0.08 per share payable on each of March 7, 2019, March 28, 2019 and April 25, 2019.

On February 19, 2019, the Company purchased a $5.0 million of senior secured term loan in General Nutrition Centers, Inc. The term loan carries an interest rate of LIBOR + 9.25%.

On March 7, 2019, the Company negotiated a new cap with HCAP Advisors on amounts payable by the Company under the administration agreement during the 2019 fiscal and calendar year. This cap set the maximum amount that would be payable by the Company for the 2019 fiscal year to $1.4 million.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, fourteen of our loans, or 54.5% of the fair value of our portfolio, carried interest at floating rates. As of December 31, 2017, fourteen of our loans, or 54.6% of the fair value of our portfolio, carried interest at floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2018 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by a maximum of $0.5 million. Similarly, a hypothetical one percent decrease in LIBOR would decrease our net income by $0.5 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 8.           Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Harvest Capital Credit Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and December 31, 2017 by correspondence with the custodian, transfer agent and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2019
We have served as the Company’s auditor since 2011.

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	December 31,	December 31,
	2018	2017
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $59,603,853 at 12/31/18 and $80,790,705 at 12/31/17)	$61,919,954	$82,902,537
Affiliated investments, at fair value (cost of $25,848,928 at 12/31/18 and $26,365,364 at 12/31/17)	24,645,597	25,983,871
Control investments, at fair value (cost of $13,430,013 at 12/31/18 and $11,984,621 at 12/31/17)	8,348,311	6,714,270
Cash	26,963,310	4,233,597
Restricted cash	1,812,238	7,230,840
Interest receivable	721,195	287,408
Accounts receivable – other	178,883	37,688
Deferred offering costs	—	146,446
Deferred financing costs	623,442	508,284
Other assets	106,771	107,899
Total assets	$125,319,701	$128,152,840

LIABILITIES:
Revolving line of credit	$17,000,000	$16,721,853
2022 Notes (net of deferred offering costs of $821,879 at 12/31/18 and $1,004,448 at 12/31/17)	27,928,121	27,745,552
Accrued interest payable	115,919	139,148
Accounts payable - base management fees	531,628	582,912
Accounts payable - incentive management fees	361,090	—
Accounts payable - administrative services expenses	366,667	397,463
Accounts payable and accrued expenses	620,312	782,726
Other liabilities	—	1,757
Total liabilities	46,923,737	46,371,411

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,554,010 issued and 6,372,581 outstanding at 12/31/18 and 6,519,978 issued and 6,457,588 outstanding at 12/31/17	6,554	6,520
Capital in excess of common stock	92,270,273	93,043,208
Treasury shares at cost, 181,429 and 62,390 shares at 12/31/18 and 12/31/17, respectively	(1,956,055)	(724,039)
Accumulated over distributed earnings (1)	(11,924,808)	(10,544,260)
Total net assets	78,395,964	81,781,429
Total liabilities and net assets	$125,319,701	$128,152,840

Common stock outstanding	6,372,581	6,457,588

Net asset value per common share	$12.30	$12.66

(1)
Accumulated over distributed earnings at December 31, 2017 consisted of accumulated realized losses on investments of $8,923,961, net unrealized depreciation on investments of $3,540,012, and undistributed net investment income of $1,919,713.

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$9,732,421	$10,811,964	$16,055,958
Cash - affiliated investments	3,052,524	2,583,523	1,253,098
Cash - control investments	130,934	813,486	133,966
PIK - non-affiliated/non-control investments	590,980	959,768	1,462,755
PIK - affiliated investments	739,773	568,482	—
PIK - control investments	—	264,837	35,978
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	1,185,784	2,247,071	1,819,960
Affiliated investments	93,248	147,859	(24,003)
Control investments	—	71,072	799
Total interest income	15,525,664	18,468,062	20,738,511
Other income	658,257	236,198	154,963
Total investment income	16,183,921	18,704,260	20,893,474

Expenses:
Interest expense - revolving line of credit	530,474	717,465	1,183,431
Interest expense - unused line of credit	341,476	276,197	146,728
Interest expense - deferred financing costs	227,814	233,993	278,733
Interest expense - unsecured notes	1,760,940	2,022,195	1,925,004
Interest expense - deferred offering costs	185,068	198,966	196,872
Loss on extinguishment of debt	—	581,734	—
Total interest expense	3,045,772	4,030,550	3,730,768

Professional fees	1,965,589	1,109,774	827,793
General and administrative	1,071,024	1,148,817	1,021,516
Base management fees	2,312,957	2,597,120	2,899,416
Incentive management fees	910,755	58,005	1,394,382
Administrative services expense	1,400,000	1,394,925	905,586
Total expenses, before reimbursement	10,706,097	10,339,191	10,779,461

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	(449,835)	—	—

Total expenses, after reimbursement	10,256,262	10,339,191	10,779,461

Net Investment Income, before taxes	5,927,659	8,365,069	10,114,013

Excise tax expense	8,825	64,650	61,591
Current income tax expense (benefit)	(63,565)	63,565	—
Net Investment Income, after taxes	5,982,399	8,236,854	10,052,422

Net realized gains (losses):
Non-affiliated / Non-control investments	225,072	(5,962,020)	624,677
Affiliated investments	(626,136)	(2,100,421)	(1,142,263)
Control investments	(85,616)	—	—
Net realized losses	(486,680)	(8,062,441)	(517,586)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	204,267	3,377,985	(464,342)
Affiliated investments	(821,837)	1,601,553	(3,051,977)
Control investments	188,649	(3,521,365)	(12,030)
Net change in unrealized appreciation (depreciation) on investments	(428,921)	1,458,173	(3,528,349)
Total net unrealized and realized losses on investments	(915,601)	(6,604,268)	(4,045,935)

Provision for taxes on unrealized gains on investments	—	—	—
Net increase in net assets resulting from operations	$5,066,798	$1,632,586	$6,006,487

Net investment income per share	$0.93	$1.28	$1.60
Net increase in net assets resulting from operations per share	$0.79	$0.25	$0.96
Weighted average shares outstanding (basic and diluted)	6,406,869	6,412,215	6,282,360

 See accompanying notes to audited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets

	Year Ended December 31,
	2018	2017	2016
Increase in net assets from operations:
Net investment income	5,982,399	$8,236,854	$10,052,422
Net realized losses on investments	(486,680)	(8,062,441)	(517,586)
Net change in unrealized appreciation (depreciation) on investments	(428,921)	1,458,173	(3,528,349)
Net increase in net assets resulting from operations	5,066,798	1,632,586	6,006,487

Shareholder transactions (1):
Distributions to shareholders (2)	(7,417,260)	(9,310,066)	(8,481,370)
Decrease in net assets resulting from shareholder transactions	(7,417,260)	(9,310,066)	(8,481,370)

Capital share transactions:
Issuance of common shares (net of offering costs of $96,891 for year ended December 31, 2017)	—	2,318,427	—
Reinvestment of dividends	343,460	420,088	505,060
Share repurchases	(1,232,017)	(401,902)	(322,137)
Write-off of deferred offering costs	(146,446)	—	—
Net increase (decrease) in net assets from capital share transactions	(1,035,003)	2,336,613	182,923

Total decrease in net assets	(3,385,465)	(5,340,867)	(2,291,960)
Net assets at beginning of period	81,781,429	87,122,296	89,414,256

Net assets at end of period	$78,395,964	$81,781,429	$87,122,296

Capital share activity (common shares):
Shares issued from stock offering	—	172,774	—
Shares issued from reinvestment of dividends	34,032	33,932	43,603
Shares repurchased	(119,039)	(36,614)	(25,776)
Net increase (decrease) in capital share activity	(85,007)	170,092	17,827

(1)	Includes par value of shares issued of $34, $34, and $44 and funds received for fractional shares of $55, $77 and $83 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)
Distributions to shareholders for the year ended December 31, 2018 consisted of distributions from net investment income of $6,385,179 and a tax return of capital of $1,032,081. Distributions to shareholders for the year ended December 31, 2017 consisted of $9,310,066 from net investment income. Distributions to shareholders for the year ended December 31, 2016 consisted of $8,481,370 from net investment income.

 See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,066,798	$1,632,586	$6,006,487
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(1,330,753)	(1,793,087)	(1,498,733)
Paid in kind income collected	1,943,314	245,065	533,670
Net realized losses on investments	486,680	8,062,441	517,586
Net change in unrealized depreciation (appreciation) of investments	428,921	(1,458,173)	3,528,349
Amortization of fees, discounts and premiums, net	(1,279,032)	(2,466,002)	(1,796,756)
Amortization of deferred financing costs	227,814	233,993	278,733
Amortization of deferred offering costs	185,068	198,966	196,872
Loss on extinguishment of debt	—	581,734	—
Acceleration of offering costs from expired shelf registration statement	—	77,386	—
Proceeds from sales of investments	2,307,046	—	—
Purchase of investments (net of loan origination and other fees)	(20,527,103)	(52,184,690)	(31,012,429)
Proceeds from principal payments	38,657,770	68,088,632	38,387,205
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(433,787)	290,732	534,745
(Increase) decrease in accounts receivable - other and other assets	(140,067)	(33,483)	311,152
Increase (decrease) in accrued interest payable	(23,229)	(282,386)	9,435
Increase (decrease) in accounts payable and other liabilities	114,839	50,396	(398,749)

Net cash provided by operating activities	25,684,279	21,244,110	15,597,567

Cash flows from financing activities:
Borrowings on revolving credit facility	113,800,000	56,550,000	23,931,375
Repayment of borrowings on revolving credit facility	(113,521,853)	(66,774,760)	(26,683,055)
Proceeds from the issuance of unsecured notes	—	28,750,000	—
Repayment of unsecured notes	—	(27,500,000)	—
Financing costs	(345,489)	(199,932)	(72,436)
Offering costs	—	(1,209,186)	12,565
Proceeds from the issuance of common stock	—	2,339,110	—
Repurchased shares (held in Treasury Stock)	(1,232,017)	(401,902)	(322,137)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $343,460, $420,088 and $505,060, respectively)	(7,073,809)	(8,889,981)	(7,976,310)

Net cash used in financing activities	(8,373,168)	(17,336,651)	(11,109,998)

Net increase in cash during the period	17,311,111	3,907,459	4,487,569

Cash at beginning of year	11,464,437	7,556,978	3,069,409

Cash at end of year (1)	$28,775,548	$11,464,437	$7,556,978

Non-cash operating activities:
Conversion of Infinite Care, LLC term loan into membership interests	$2,000,000	$—	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$343,460	$420,088	$505,060
Write-off of deferred equity offering costs	$146,446	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,656,119	$3,298,239	$3,245,725
Cash paid during the period for taxes	$88,841	$103,797	$48,297

(1) Consists of cash and restricted cash of $26,963,310 and $1,812,238 respectively, at December 31, 2018, $4,233,597 and $7,230,840 respectively, at December 31, 2017, and $4,472,749 and $3,084,229 respectively at December 31, 2016.

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (9)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.0%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.38%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	4,250,001	4,224,975	3,952,501
					4,250,001	4,224,975	3,952,501

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,679
						125,000	131,679

CP Holding Co. Inc (Choice Pet) (3.6%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Douglas Machines Corp. (4.3%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,377,633	3,351,798	3,377,633
					3,377,633	3,351,798	3,377,633

Flavors Holdings, Inc. (4.9%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.80%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,922,308	3,842,000
					4,000,000	3,922,308	3,842,000

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(6)		253,796	295,800
						253,796	295,800

Fox Rent A Car, Inc. (1.7%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	1,352,000
						—	1,352,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.05%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(5)	3,000,000	2,955,675	2,771,500
					3,000,000	2,955,675	2,771,500

King Engineering Associates, Inc. (2.5%) *	10/2017	Environmental Industries	Class A Membership Interest (103,414 Units)	(6)		641,711	1,939,500
					—	641,711	1,939,500

National Program Management & Project Controls, LLC (10.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.53%; 1M LIBOR + 10.00%)		6,937,681	6,840,054	6,911,000
			Class A Membership Interest (136,034 Units)	(6)		611,333	973,500
					6,937,681	7,451,387	7,884,500

ProAir Holdings Corporation (8.1%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,420,046	6,382,000
					6,500,000	6,420,046	6,382,000

Regional Engine Leasing, LLC (3.8%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		2,942,435	2,907,053	2,941,500
			Residual Value	(3)		102,421	—
					2,942,435	3,009,474	2,941,500

Portfolio Company	Date**	Industry	Investment (1) (2) (9)		Principal	Cost	Fair Value
Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (13.88%; 3M LIBOR + 11.00% with a 1.00% floor plus)	(5)	6,843,750	6,833,634	6,842,500
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					6,843,750	6,933,634	7,015,500

Shannon Specialty Floors, LLC (4.6%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.93%; 3M LIBOR + 10.50% with 1.00% LIBOR floor)	(5)	3,642,477	3,599,001	3,568,000
					3,642,477	3,599,001	3,568,000

Surge Busy Bee Holdings, LLC (9.0%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.53%; 1M LIBOR + 10.00%)		4,656,250	4,480,856	4,524,500
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,412,501	2,327,683	2,299,500
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,500
					7,068,751	6,961,489	7,067,500

Water-Land Manufacturing & Supply, LLC (3.1%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.38%; 3M LIBOR + 10.50% with 2.25% LIBOR floor)		2,500,000	2,453,154	2,453,154
					2,500,000	2,453,154	2,453,154

Wetmore Tool and Engineering Company (5.2%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,042,636	4,002,105	4,042,636
					4,042,636	4,002,105	4,042,636

World Business Lenders, LLC (0.1%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	60,551
						200,000	60,551
Subtotal Non-Control / Non-Affiliate Investments					$58,005,216	$59,603,853	$61,919,954

Affiliate Investments
Coastal Screen and Rail, LLC (9.6%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,392,068	$6,267,795	$6,328,000
	01/2018		Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(4)	700,000	700,000	700,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	395,000
					7,092,068	7,117,795	7,423,000

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Northeast Metal Works, LLC (15.0%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)		10,436,690	10,417,612	10,223,500
			Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,497,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					11,936,690	13,513,132	11,721,000

V-Tek, Inc. (6.2%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,412,500	3,342,147	3,341,000
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(6)		150,000	188,500

Portfolio Company	Date**	Industry	Investment (1) (2) (9)		Principal	Cost	Fair Value
					4,748,597	4,828,244	4,865,597
Subtotal Affiliate Investments					$23,777,355	$25,848,928	$24,645,597

Control Investments
Flight Lease VII, LLC (0.8%) *	03/2016	Aerospace &Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$684,311	$684,311
						684,311	684,311

Infinite Care, LLC (9.7%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(7)	4,641,335	3,377,702	3,948,000
			Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)	(7)	3,719,000	3,719,000	3,716,000
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,360,335	12,745,702	7,664,000
Subtotal Control Investments					$8,360,335	$13,430,013	$8,348,311

Total Investments at 12/31/18 (121.1%) *					$90,142,906	$98,882,794	$94,913,862

See accompanying notes to audited consolidated financial statements.

* Value as a percentage of net assets.
** Date refers to the origination date of the investment.

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2018 or, if higher, the applicable LIBOR floor.

(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)
Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.

(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(7)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of December 31, 2018. In addition, for the year ended December 31, 2018, the Company funded $1.7 million in revolver advances to ICC and made a $0.6 million equity contribution to ICC to fund their liquidity needs.

The Company is currently in conversations with the investment committee of its investment adviser and its board of directors about the appropriate next steps for ICC. In that regard, the Company is considering (1) selling ICC as-is, (2) investing in under-performing areas of ICC’s business prior to selling ICC or (3) investing further in the business with the intent of continuing to hold its investments in ICC.

Refer to Note 13 in the accompanying notes to the audited consolidated financial statements for summarized financial information for ICC as of and for the year ended December 31, 2018.

(8)
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

(9)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.
(10)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee has been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lease partner or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.

(11)
This portfolio company is in covenant default as of December 31, 2018 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the year ended December 31, 2018.

(12)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment.

As of December 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$54,049,633	$54,609,097	57.5%	69.7%
Junior Secured Debt	34,027,362	33,231,424	35.0%	42.4%
Equity	10,805,799	7,073,341	7.5%	9.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$40,292,392	$39,934,269	45.5%	50.9%
Floating Rate	47,784,603	47,906,252	54.5%	61.1%
Total	$88,076,995	$87,840,521	100.0%	112.0%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,337,337	$4,557,611	4.8%	5.8%
Automotive	—	1,352,000	1.4%	1.7%
Banking, Finance, Insurance & Real Estate	200,000	60,551	0.1%	0.1%
Beverage, Food & Tobacco	3,922,308	3,842,000	4.1%	4.9%
Capital Equipment	18,602,194	18,667,866	19.7%	23.8%
Chemicals, Plastics and Rubber	3,599,001	3,568,000	3.8%	4.6%
Construction & Building	14,569,182	15,307,500	16.1%	19.5%
Consumer Goods - Non-Durable	4,224,975	3,952,501	4.2%	5.0%
Consumer Goods - Durable	2,453,154	2,453,154	2.6%	3.1%
Environmental Industries	641,711	1,939,500	2.0%	2.5%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
High Tech Industries	2,955,675	2,771,500	2.9%	3.5%
Media: Broadcasting & Subscription	125,000	131,679	0.1%	0.2%
Metals & Mining	13,513,132	11,721,000	12.3%	15.0%
Retailer	3,098,300	2,842,000	3.0%	3.6%
Services: Business	13,895,123	14,083,000	14.8%	18.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The geographic concentrations at fair value as of December 31, 2018 was as follows:

Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	36,086,071	32,955,912	34.7%	42.1%
Northeast	35,519,206	33,053,552	34.8%	42.2%
South	20,857,471	22,522,398	23.7%	28.7%
Midwest	6,420,046	6,382,000	6.8%	8.1%
	98,882,794	94,913,862	100.0%	121.1%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2017)

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
AMS Flight Leasing, LLC (loss guaranty provided by IAG Engine Center, LLC) (0.5%) *	04/2017	Aerospace &Defense	Senior Secured Term Loan, due 01/2019 (14.00%)	(5) (7)	$428,456	$242,518	$428,456
					428,456	242,518	428,456

Bradford Soap International, Inc. (5.5%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (10.63%; 1M LIBOR + 9.25%)		4,500,000	4,457,846	4,500,000
					4,500,000	4,457,846	4,500,000

Bridgewater Engine Ownership III, LLC (0.2%) *	10/2014	Aerospace &Defense	Senior Secured Term Loan, due 07/2019 (14.00%; the greater of 14.00% and LIBOR +8.50%)		195,421	178,639	195,421
					195,421	178,639	195,421

Brite Media LLC (0.1%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	70,669
						125,000	70,669

CP Holding Co. Inc (Choice Pet) (3.5%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)		2,899,852	2,894,941	2,879,000
					2,899,852	2,894,941	2,879,000

DirectMed Parts & Service, LLC (6.8%) *	05/2017	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2022 (11%; 3M LIBOR +9.50% with 1.00% LIBOR floor)		5,530,000	5,442,369	5,530,000
			Revolver Line of Credit, due 02/2022 (3M LIBOR + 6.50% with 1.00% LIBOR floor)	(4)	—	—	—
					5,530,000	5,442,369	5,530,000

Douglas Machines Corp. (5.1%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 12/2018 (12.50%)		4,027,633	3,993,541	4,027,633
	04/2012		Common Equity Warrants (204 Shares)			12,500	177,391
					4,027,633	4,006,041	4,205,024

Flavors Holdings, Inc. (4.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.69%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,900,507	3,821,500
					4,000,000	3,900,507	3,821,500

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace &Defense	Common Equity Interest (600 Units)	(10)		300,000	310,854
						300,000	310,854

Fox Rent A Car, Inc. (1.1%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	861,425
						—	861,425

GK Holdings, Inc. (3.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.94%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(8)	3,000,000	2,943,370	2,906,000
					3,000,000	2,943,370	2,906,000

IAG Engine Center, LLC (1.3%) *	08/2016	Aerospace &Defense	Senior Secured Term Loan, due 08/2018 (14.00%)	(7)	563,395	471,875	563,000
			Revenue Linked Security	(6) (10)		393,515	533,000
					563,395	865,390	1,096,000

King Engineering Associates, Inc. (9.3%) *	04/2017	Environmental Industries	Senior Secured Term Loan, due 04/2021 (11.37%; 1M LIBOR +10.00%)		6,576,000	6,482,233	6,576,000

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
			Revolving Line of Credit, due 04/2019 (11.37%; 1M LIBOR +10.00%)	(4)	—	—	—
	10/2017		Class A Membership Interest (86,433 Units)	(10)		521,146	1,051,555
					6,576,000	7,003,379	7,627,555

ProAir Holdings Corporation (7.7%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,405,784	6,282,507
					6,500,000	6,405,784	6,282,507

Regional Engine Leasing, LLC (4.4%) *	03/2015	Aerospace &Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		3,471,326	3,403,439	3,471,326
			Residual Value	(3)		102,421	105,322
					3,471,326	3,505,860	3,576,648

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (14.5%; 3M LIBOR + 11.00% with a 1.00% floor/2.00% default interest)	(8)	7,218,750	7,169,237	7,179,000
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	69,000
					7,218,750	7,269,237	7,248,000

Shannon Specialty Floors, LLC (4.9%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (11.36%; 3M LIBOR + 10.00% with 1.00% LIBOR floor)	(8)	4,000,000	3,948,995	3,968,000
					4,000,000	3,948,995	3,968,000

Sitel Worldwide Corporation (2.1%) *	08/2015	Services: Business	Junior Secured Term Loan, due 09/2022 (10.88%; 3M LIBOR +9.50% with 1.00% LIBOR floor)	(11)	1,750,000	1,723,508	1,704,609
					1,750,000	1,723,508	1,704,609

Surge Busy Bee Holdings, LLC (9.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.38%; 1M LIBOR + 10.00%)		4,937,500	4,723,800	4,723,800
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,500,000	2,401,389	2,401,389
			Revolving Line of Credit, due 11/2021 (9.38%, 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (210 Units)			152,950	184,372
					7,587,500	7,428,139	7,459,561

Turning Point Brands, Inc. (2.5%) *	02/2017	Beverage, Food & Tobacco	Junior Secured Term Loan, due 08/2022 (11.00%)	(11)	2,000,000	1,982,298	2,015,000
					2,000,000	1,982,298	2,015,000

World Business Lenders, LLC (0.3%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	221,808
						200,000	221,808

Wetmore Tool and Engineering Company (4.9%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.5%; 12.00% Cash/0.5% PIK)	(8)	4,022,206	3,970,037	3,981,000
					4,022,206	3,970,037	3,981,000

Yucatan Foods, L.P. ( 14.7%) *	03/2016	Beverage, Food & Tobacco	Junior Secured Term Loan A, due 03/2021 (14.50%; 10.00% cash/4.50% PIK)	(8)	9,062,282	8,933,921	8,995,500
			Junior Secured Term Loan B, due 03/2021 (10.00% PIK; convertible into 5.80% of fully diluted common equity)	(9)	3,101,658	3,062,926	3,018,000
					12,163,940	11,996,847	12,013,500
Subtotal Non-Control / Non-Affiliate Investments					$80,434,479	$80,790,705	$82,902,537

Affiliate Investments
Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace &Defense	Common Equity Interest (1,000 Units)	(10)		$500,000	$616,502

Portfolio Company	Date**	Industry	Investment (1) (2)		Principal	Cost	Fair Value
						500,000	616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.) ( 5.1%) *	07/2017	High Tech Industries	Senior Secured Term Loan, due 07/2022 (13.25%)		2,887,500	2,859,272	2,859,272
			Revolving Line of Credit, due 07/2021 (10.5%, 3M LIBOR+9.00% with a 1.00% LIBOR floor)	(4)	—	—	—
			Common Stock (950 Shares)	(10)		950,000	1,300,000
					2,887,500	3,809,272	4,159,272

Northeast Metal Works, LLC (15.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 6.00% PIK)	(13)	9,788,725	9,752,528	9,652,000
			Revolving Line of Credit, due 12/2019 (13.50%)		1,500,000	1,500,000	1,482,000
	05/2017		Preferred Equity Interest (2,500 Class A Units, 12.0% cumulative preferred return)	(10)		1,600,000	1,481,000
					11,288,725	12,852,528	12,615,000

V-Tek, Inc. (5.8%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.5%; 3M LIBOR + 11.00%)		3,500,000	3,406,474	3,500,000
			Senior Secured Revolver, due 03/2021 (8.00%; 3M LIBOR + 06.50%)	(4)	886,097	886,097	886,097
			Common Stock (90 Shares)	(10)		150,000	351,000
					4,386,097	4,442,571	4,737,097

WorkWell, LLC ( 4.7%) *	10/2015	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)		4,569,699	4,510,993	3,856,000
			Preferred Stock (250,000 Shares)			250,000	—
			Common Stock (250,000 Shares)			—	—
					4,569,699	4,760,993	3,856,000
Subtotal Affiliate Investments					$23,132,021	$26,365,364	$25,983,871

Control Investments
Flight Lease VII (1.0%) *	03/2016	Aerospace &Defense	Common Equity Interest (1,800 Units)			$857,273	$829,849
						857,273	829,849

Flight Lease XI, LLC (0.4%) *	12/2016	Aerospace &Defense	Common Equity Interest (400 Units)	(10)		200,000	327,421
						200,000	327,421

Infinite Care, LLC (6.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (13.38%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)		6,360,914	5,862,348	3,492,000
			Revolving Line of Credit, due 02/2019 (13.38%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		2,065,000	2,065,000	2,065,000
			Class A Interest (3,000,000 Units)	(12)		3,000,000	—
					8,425,914	10,927,348	5,557,000
Subtotal Control Investments					$8,425,914	$11,984,621	$6,714,270

Total Investments at 12/31/17 (141.4%) *					$111,992,414	$119,140,690	$115,600,678

(1)	Debt investments and the revenue linked security are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2017 or, if higher, the applicable LIBOR floor.

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

(7)	IAG Engine Center, LLC has provided up to $1.4 million of credit enhancements to AMS Flight Leasing, LLC.
(8)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(9)	The loan is convertible any time, at the Company's discretion, into 5.8% of the fully diluted common equity of the borrower.
(10)	The investment is owned by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(11)	This portfolio company investment is a level 2 asset. Portfolio company investments without this footnote are level 3 assets whose values were determined using significant unobservable inputs.
(12)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2017. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

The Company is currently in conversations with the investment committee of its investment adviser and its board of directors about the appropriate next steps for ICC. In that regard, the Company is considering (1) selling ICC as-is, (2) investing in under-performing areas of ICC’s business prior to selling ICC or (3) investing further in the business with the intent of continuing to hold its investments in ICC.

Refer to Note 13 in the accompanying notes to the audited consolidated financial statements for summarized financial information for ICC as of and for the year ended December 31, 2017.

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

Harvest Capital Credit Corporation
Notes to Consolidated Financial Statements

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

As used herein, the terms “we”, “us” and the “Company” refer to HCC LLC for the periods prior to the initial public offering and refer to the Company for the periods after the initial public offering.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements. ASU 2018-13 is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company has reviewed the requirements and concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2018, the SEC issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule is effective on November 5, 2018. The Company has adopted these amendments as currently required and these are reflected in its consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank clearing accounts with financial institutions and cash held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.

Restricted Cash

Restricted cash of $1.8 million and $7.2 million as of December 31, 2018 and December 31, 2017 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under the Credit Facility.

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

Interest income from certain of the Company's equity investments are recorded based upon an estimation of an effective yield to expected maturity utilizing projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these equity investments and the effective yield is determined and updated at each reporting date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.5 million, $8.1 million, and $0.5 million in net realized losses on its investments during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $0.4 million in net change in unrealized depreciation during the year ended December 31, 2018, $1.5 million in net change in unrealized appreciation during the year ended December 31, 2017, and $3.5 million in net change in unrealized depreciation for the year ended December 31, 2016.

 Classification of Investments

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at December 31, 2018 and December 31, 2017, respectively.

	Number of portfolio company investments by classification as of
	December 31, 2018	December 31, 2017
Non-Control/Non-Affiliated	18	23
Affiliated	4	5
Control	2	3
Total	24	31

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

•
The valuation process generally begins with each investment initially being valued by the Company's management or the investment professionals of its investment adviser, and/or, if applicable, by an independent valuation firm.

•	Preliminary valuation conclusions are documented and discussed with senior management.

•	The audit committee of the board of directors reviews and discusses the preliminary valuations.

•
The board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith, based upon the input of senior management, the independent valuation firm report (if reviewed in such quarter), and the audit committee.

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

Further, Level 3 debt investments that have closed within six months of the measurement date are valued at cost unless a material adverse change in portfolio company operations has occurred since the closing of the investment.

 Valuation Methodology

The following section describes the valuation methods and techniques used to measure the fair value of the investments.

Fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of the Company's management, are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) the market approach (enterprise value), (iv) the income approach (discounted cash flow analysis) or (v) the bond yield approach.

The valuation methods selected for a particular investment are based on the circumstances and on the level of sufficient data available to measure fair value. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value given the circumstances.

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

In most cases the Company uses the bond yield approach for valuing its Level 3 debt investments, as long as the Company deems this method appropriate. This approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company's, in order to assess what the range of effective market interest rates would be for the investment if it were being made on or near the valuation date. Then all of the remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment. If, in the Company's judgment, the bond yield approach is not appropriate, the Company may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's registration statement on Form N-2 and the expenses related to the Company's 2022 Notes (defined below). The deferred offering costs relating to the Company's preparation and filing of its registration statement on Form N-2 consist of underwriting fees, legal fees and other direct costs incurred and are recognized as assets and are recognized as a direct reduction of net assets as shares are issued. The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, and other direct costs incurred and are recognized as a reduction to the unsecured notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. The Company had no deferred offering costs relating to the Company's registration statement on Form N-2 as of December 31, 2018. The balance of the deferred offering costs relating to the Company's registration statement on Form N-2 as of December 31, 2017 was $0.1 million. The balance of the deferred offering costs relating to the Company's 2022 Notes as of December 31, 2018 and December 31, 2017 was $0.8 million and $1.0 million, respectively.

Amortization expense of the deferred offering costs relating to the Company's unsecured notes was $0.2 million, $0.8 million, and $0.2 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Of the $0.8 million of deferred offering costs expensed during the year ended December 31, 2017, approximately $0.6 million was recognized as a loss on extinguishment of debt in the Company's Consolidated Statement of Operations. During the year ended December 31, 2018, the Company wrote off the remaining balance of $0.1 million of the deferred offering costs relating to the Company's registration statement on Form N-2 as the Company does not expect to issue any additional shares under the existing shelf registration statement.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's Credit Facility (defined below). The deferred debt financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2018 and December 31, 2017 was $0.6 million and $0.5 million, respectively. The amortization expense relating to deferred debt financing costs during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $0.2 million, $0.2 million, and $0.3 million, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date.  Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The determination of the tax attributes of the Company's distributions is made at the end of the year based upon the Company's taxable income for the full year and the distributions paid during the full year. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and the Company declares, a cash dividend or other distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash distribution.

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016 the Company declared distributions totaling $1.16, $1.45, and $1.35 per share, respectively. Of the aggregate distributions declared and paid during the year ended December 31, 2018, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 86% ordinary income ($1.00 per share) and (2) 14% return of capital ($0.16 per share) based on distributions of $1.16 paid through December 31, 2018. The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2018 distributions was reported to stockholders on Form 1099-DIV.

 Income Taxes

Beginning with its first taxable year ending December 31, 2013, the Company elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. To the extent the Company receives taxable income information from portfolio companies subsequent to the filing of the Form 10-K which alters taxable income estimates and book/tax differences as reported in the filing, the Company’s tax return will be trued-up.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company did not incur any deferred tax expense for such temporary differences. During the year ended December 31, 2018, the Company recognized a current income tax benefit of $0.1 million and a current income tax expense of $0.1 million for the year ended December 31, 2017. The Company did not recognize a current income tax expense during the year ended December 31, 2016.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities.

For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2018. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2015-2017 for HCC LLC and the Company remain subject to examination by the IRS.

Excise Tax

The Company estimates excise tax based on timely information available. The Company incurred an excise tax expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 of $8,825 (relating to an under accrual for its 2017 excise tax paid in 2018), $64,650, and $61,591, respectively.

Note 3. Borrowings

The Company's debt obligations consist of the following:

	As of
	December 31, 2018	December 31, 2017
Revolving line of credit	$17,000,000	$16,721,853
2022 Notes	28,750,000	28,750,000
Total debt obligations	$45,750,000	$45,471,853

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2018 were 5.93% and 3.4 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2017 was 5.57% and 3.8 years, respectively.

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

As of December 31, 2018 and December 31, 2017, the outstanding balance on the Credit Facility was $17.0 million and $16.7 million, respectively. As of December 31, 2018 and December 31, 2017, the deferred financing costs balance was $0.6 million and $0.5 million, respectively.

As of December 31, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

Unsecured Notes
On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were redeemable in whole or in part at anytime at the Company's option after January 16, 2017 at a price equal to 100% of the outstanding principal amount of the 2020 Notes plus accrued and unpaid interest. The 2020 Notes were redeemed on September 23, 2017. As a result of the redemption, the Company recorded a loss on extinguishment of debt for the amount of the unamortized debt issuance costs. The loss on extinguishment of debt recorded for the year ended December 31, 2017 was $0.6 million. The Company did not record a loss on extinguishment of debt for the years ended December 31, 2018 or December 31, 2016. The loss on extinguishment of debt is classified as a component of net investment income in the Company’s Consolidated Statement of Operations. The 2020 Notes were listed on the NASDAQ Global Market under the trading symbol “HCAPL.”

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of December 31, 2018 and December 31, 2017, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2018 and December 31, 2017, the deferred offering costs balance was $0.8 million and $1.0 million, respectively. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at anytime at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any future unsecured unsubordinated indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the NASDAQ Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section

61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of December 31, 2018 and December 31, 2017, the Company was in compliance with its debt covenants.

Regulatory Requirements
As a BDC, the Company is generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company will be changed from 200% to 150% effective May 4, 2019.

As of December 31, 2018 and December 31, 2017, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $45.8 million and $45.5 million, respectively, and as of December 31, 2018, and December 31, 2017, the Company's asset coverage, as defined in the 1940 Act, was 271% and 284%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 45.9% and 41.7% of total debt investments outstanding as of December 31, 2018 and December 31, 2017, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income from the five largest debt investments accounted for approximately 26.4%, 29.5% and 34.6% of total loan interest and fee income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2018, December 31, 2017, and December 31, 2016:

	Year Ended December, 31
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	172,774	$2,318,427	—	$—
Shares repurchased	(119,039)	(1,232,017)	(36,614)	(401,902)	(25,776)	(322,137)
Dividends reinvested	34,032	343,460	33,932	420,088	43,603	505,060
Total	(85,007)	$(888,557)	170,092	$2,336,613	17,827	$182,923

As of December 31, 2018, December 31, 2017, and December 31, 2016, the Company had no dilutive securities outstanding.

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of its common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of its common stock from time to time at prevailing market prices or at negotiated prices.The Company sold 172,774 shares of stock during the year ended December 31, 2017 under these agreements at an average gross price of $14.03 per share. The Company did not sell any shares of stock under the agreement during the year ended December 31, 2018.

On March 8, 2016, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The repurchase program expired on December 31, 2016.

On June 13, 2017, the Company's board of directors authorized another $3.0 million open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to $3.0 million in the aggregate of our outstanding stock in the open market. The repurchase program expired on June 30, 2018.

On November 1, 2018, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of our outstanding common stock. As of December 31, 2018, the Company has 210,536 shares remaining to be repurchased under the current open market stock repurchase program.

During the year ended December 31, 2018, the Company repurchased 119,039 shares of its common stock at an average price of $10.35 per share, and a total cost of $1.2 million. During the year ended December 31, 2017, the Company repurchased 36,614 shares of its common stock at an average price of $10.98 per share, and a total cost of $0.4 million. During the year ended December 31, 2016, the Company repurchased 25,776 shares of its common stock at an average price of $12.50 per share, and a total cost of $0.3 million.

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

Unsecured notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs. The 2022 Notes trade under the ticker HCAPZ and, as of December 31, 2018 and December 31, 2017, the fair value of the unsecured notes were $28.8 million and $29.3 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of December 31, 2018 and December 31, 2017 was $17.0 million and $16.7 million, which approximates cost.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2018 and December 31, 2017, unfunded commitments totaled $1.4 million and $3.0 million, respectively, and if funded, their estimated fair values on such dates were $1.3 million and $3.0 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or December 31, 2017. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively:

	Fair Values as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$54,609,097	$54,609,097
Junior Secured	—	—	33,231,424	33,231,424
Equity and Equity Related Securities	—	—	7,073,341	7,073,341
	$—	$—	$94,913,862	$94,913,862

	Fair Values as of December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$59,010,761	$59,010,761
Junior Secured	—	3,719,609	44,379,140	48,098,749
Equity and Equity Related Securities	—	—	7,958,168	7,958,168
Revenue Linked Security	—	—	533,000	533,000
	$—	$3,719,609	$111,881,069	$115,600,678

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2018 and December 31, 2017, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$54,609,097	Bond Yield	Risk adjusted discount factor	9.2% - 32.5%	15.2%

		Market	EBITDA multiple	3.0x - 5.8x	4.9x

		Income	Weighted average cost of capital	9.4% - 31.3%	15.6%

Junior Secured	$33,231,424	Bond Yield	Risk adjusted discount factor	13.4% - 20.0%	15.8%

		Market	EBITDA multiple	5.2x - 8.9x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.4% - 21.0%	15.6%

Equity and Equity Related Securities	$7,073,341	Market	EBITDA multiple	4.6x - 6.9x	5.9x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

Type of Investment	Fair Value at December 31, 2017	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$59,010,761	Bond Yield	Risk adjusted discount factor	6.0% - 30.2%	10.6%

		Market	EBITDA multiple	2.2x - 6.7x	5.5x

		Income	Weighted average cost of capital	10.0% - 23.1%	15.6%

Junior Secured	$44,379,140	Bond Yield	Risk adjusted discount factor	4.1% - 17.5%	12.6%

		Market	EBITDA multiple	0.9x - 10.9x	7.4x

		Income	Weighted average cost of capital	9.0% - 17.8%	15.1%

Equity and Equity Related Securities	$7,958,168	Market	EBITDA multiple	3.6x - 6.9x	5.5x

		Income	Weighted average cost of capital	10.0% - 25.0%	14.6%

Revenue Linked Security	$533,000	Income	Weighted average cost of capital	36.6%	36.6%

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2018 and December 31, 2017. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year Ended December 31, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2018	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments	16,814,500	2,500,000	1,599,898	—	20,914,398
Principal payments received	(22,324,909)	(13,979,511)	(203,804)	(342,842)	(36,851,066)
Sales of investments	(510,651)	—	(1,796,384)	—	(2,307,035)
Loan origination and other fees received	(301,633)	(85,662)	—	—	(387,295)
Payment-in-kind interest earned	752,272	578,479	—	—	1,330,751
Accretion of deferred loan origination fees/discounts	732,648	502,190	—	—	1,234,838
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized gains (losses) on investments	(620,804)	—	184,798	(50,674)	(486,680)
Change in unrealized appreciation (depreciation) on investments	3,056,913	(663,212)	(2,669,335)	(139,484)	(415,118)
Fair value of portfolio, 12/31/2018	$54,609,097	$33,231,424	$7,073,341	$—	$94,913,862
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2018	$2,877,164	$(646,558)	$(2,171,702)	$—	$58,904

	Year Ended December 31, 2017
	Senior Secured	Junior Secured	CLO Equity	Equity and Equity Related Securities	Revenue - Linked Security	Total

Fair value of portfolio, 1/1/2017	$76,221,062	$44,442,975	$138,730	$4,207,964	$992,012	$126,002,743
New/Add-on investments	33,058,389	17,952,428	—	4,267,737	—	55,278,554
Principal payments received	(52,116,306)	(7,735,662)	(76,947)	(662,304)	(605,612)	(61,196,831)
Loan origination and other fees received	(2,121,900)	(332,872)	—	(4,096)	—	(2,458,868)
Payment-in-kind interest earned	995,318	797,769	—	—	—	1,793,087
Accretion of deferred loan origination fees/discounts	2,071,919	263,719	—	—	—	2,335,638
Transfers to (from) level 3	—	(2,015,000)	—	—	—	(2,015,000)
Transfer (to) from investment type	4,300,000	(4,300,000)	—	—	—	—
Transfer (to) from other receivables	—	—	(28,532)	—	—	(28,532)
Net realized gains (losses) on investments	(1,995,421)	(6,293,866)	(33,251)	260,097	—	(8,062,441)
Change in unrealized appreciation (depreciation) on investments	(1,402,300)	1,599,649	—	(111,230)	146,600	232,719
Fair value of portfolio, 12/31/2017	$59,010,761	$44,379,140	$—	$7,958,168	$533,000	$111,881,069
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2017	$(2,812,484)	$(115,197)	$—	$153,884	$146,600	$(2,627,197)

There were no transfers between levels of fair value hierarchy during the year ended December 31, 2018. There was one transfer of an asset from Level 3 to Level 2 during the year ended December 31, 2017.

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

Management Fees and Incentive Fees

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

Management fee expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 were $2.3 million, $2.6 million, and $2.9 million, respectively.

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

Incentive fee expense for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 were $0.9 million, $0.1 million, and $1.4 million, respectively. The incentive fee expense for the year ended December 31, 2017 would have been $1.0 million had the total return requirement not applied.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded net change in unrealized appreciation/(depreciation) of $(0.4) million, $1.5 million, and $(3.5) million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The Company recorded net realized losses of $0.5 million, $8.1 million, and $0.5 million for the year ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The Company did not incur a capital gains incentive fee in any of the years ended December 31, 2018, December 31, 2017, or December 31, 2016.

Total base management fees and incentive management fees were $3.2 million, $2.7 million and $4.3 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Base and incentive management fees payable were $0.9 million and $0.6 million as of December 31, 2018 and December 31, 2017, respectively.

Administrative Services Expense

In conjunction with the Company's initial public offering in May 2013, the Company entered into an administration agreement with JMP Credit Advisors pursuant to which JMP Credit Advisors provided administrative services to the Company and furnished us with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement were equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by its chief executive officer and other officers. The Company negotiated a cap with JMP Credit Advisors to cap the amounts payable during the 2016 fiscal year as the lesser of 0.60% of the average of the Company's total investments over the year ended December 31, 2016, or $917,000. On January 4, 2017, the Company's board of directors approved an increase in the cap to the extent necessary to reimburse JMP Credit Advisors for the cost of administrative services provided to the Company by its Chief Executive Officer and Vice President in the fourth quarter of 2016, in an amount up to $75,000. The Company negotiated a cap with JMP Credit Advisors to cap the amounts payable during the 2017 fiscal year at $1.4 million.

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

Total administrative services expense was $1.4 million, $1.4 million, and $0.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Administrative services fees payable were $0.4 million and $0.4 million as of December 31, 2018 and December 31, 2017, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the year ended December 31, 2018, the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors agreed to reimburse the Company. HCAP Advisors did not waive or reimburse any expenses during the years ended December 31, 2017 or December 31, 2016.

Co-investment Transactions With Affiliates

On September 14, 2018, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of $3.5 million of senior secured term loan and $0.3 million of Class A membership interests. As of December 31, 2018, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $6.9 million senior secured term loan and $1.0 million of class A membership interests.

Other Related Party Transactions

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of our common stock that we may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of our common stock from time to time at prevailing market prices or at negotiated prices. During the year ended December 31, 2018, the Company did not sell any shares through these agreements. During the year ended December 31, 2017 the Company sold 172,774 shares at at average price of $14.03 per share through these agreements.

Note 8. Commitments and Contingencies

As of December 31, 2018, the Company had a total of $1.4 million in unfunded commitments comprised of unfunded revolving line of credit commitments on three of the Company’s debt investments.  At December 31, 2017, the Company had a total of $3.0 million in unfunded commitments comprised of unfunded revolving line of credit commitments on five of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value, if drawn, as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018		As of December 31, 2017
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
24/7 Software, Inc.	$—	$—	$300,000	$297,067
Coastal Screen and Rail, LLC	250,000	250,000	—	—
DirectMed Parts & Services, LLC	—	—	1,000,000	1,000,000
King Engineering Associates, Inc.	—	—	300,000	300,000
Surge Busy Bee Holdings, LLC	450,000	434,419	300,000	287,652
V-Tek, Inc.	663,903	663,903	1,113,903	1,113,903
	$1,363,903	$1,348,322	$3,013,903	$2,998,622

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2018, December 31, 2017 or December 31, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from operations	$5,066,798	$1,632,586	$6,006,487
Weighted average shares outstanding (basic and diluted)	6,406,869	6,412,215	6,282,360
Net increase (decrease) in net assets resulting from operations per share	$0.79	$0.25	$0.96

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2018, December 31, 2017, and December 31, 2016.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net increase in net assets resulting from operations	$5,066,798	$1,632,586	$6,006,487
Net change in unrealized depreciation (appreciation) on investments	428,921	(1,458,173)	3,528,349
Incentive fees on net unrealized depreciation on investments	—	—	—
Book/tax difference due to acceleration of loan fees on modified investments	(286,208)	(399,791)	(21,183)
Book/tax difference due to interest income on certain investments	1,204,065	299,656	(197,831)
Investment income in HCAP Equity Holdings, LLC	(840,690)	(420,493)	—
Operating expenses in HCAP Equity Holdings, LLC	329,335	245,271	—
Book/tax difference due to capital losses	(816,305)	766,206	148,716
Book/tax difference due to partnership income on certain equity investments	(1,160,803)	—	(17,853)
Excise and income taxes not deductible	8,825	128,215	61,591
Other expenses not deductible	6,552	—	—
Capital loss carryforward	1,302,985	7,296,235	368,870
Taxable/Distributable Income	$5,243,475	$8,089,712	$9,877,146

The gross unrealized appreciation, gross unrealized depreciation and net unrealized depreciation of the Company's investments for federal income tax purposes totaled $6.3 million, $9.2 million and $2.9 million, respectively, as of December 31, 2018.  The tax cost of investments is $97.8 million. The components of accumulated undistributed earnings and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2018	2017	2016
Ordinary income	$(1,032,081)	$1,108,620	$2,795,424
Realized capital gains	$—	$—	$—

At December 31, 2018, the Company had a net long term capital loss carryforward of $9.0 million to offset future net capital gains. This loss carryforward does not have an expiration date.

The Company's wholly-owned subsidiaries, HCAP Equity Holdings, LLC and HCAP ICC, LLC, have each elected to be taxed as a C-Corporation. As such, income taxes are accrued for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are limited to amounts considered to be realizable in future periods. The Company accounts for any interest and penalties related to unrecognized tax benefits as part of the income tax provision.

HCAP Equity Holdings, LLC has a net operating loss for federal and state income taxes as of December 31, 2018 of approximately $0.5 million. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company can not assume as of December 31, 2018 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which is estimated to approximate $0.1 million at December 31, 2018, resulting from net operating loss carry forwards, include certain future tax benefits that management believes will not be utilized and as such, has recorded a full valuation allowance. The loss carryforward does not expire.

The Company's distributions, if any, are determined by its board of directors. The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If the Company maintains its qualification as a RIC, the Company will not be taxed on its investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company incurred a U.S. federal excise tax of $39,051 and $85,512 for calendar years 2017 and 2016, respectively. The Company did not incur a U.S. federal excise tax for calendar year 2018.

The Company has adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014 through December 31, 2018:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of year	$12.66	$13.86	14.26	14.60	14.45
Net investment income (1)	0.93	1.28	1.60	1.54	1.34
Realized losses on investments (1)	(0.08)	(1.26)	(0.08)	(0.17)	0.10
Net change in unrealized appreciation (depreciation) on investments (1)	(0.06)	0.23	(0.56)	(0.34)	0.06
Net increase in net assets from operations	0.79	0.25	0.96	1.03	1.50
Distributions from net investment income	(1.00)	(1.45)	(1.35)	(1.29)	(1.35)
Distributions from capital gains	—	—	—	(0.06)	—
Return of capital distributions	(0.16)	—	—	—	—
Total distributions	$(1.16)	$(1.45)	$(1.35)	$(1.35)	$(1.35)
Effect of shares repurchased	0.01	—	—	—	—
Effect of shares issued, net of offering expenses	—	—	(0.01)	(0.02)	—
Net asset value at end of year	$12.30	$12.66	$13.86	$14.26	$14.60
Net assets at end of year	78,395,964	81,781,429	87,122,296	89,414,256	90,872,315
Shares outstanding at end of year	6,372,581	6,457,588	6,287,496	6,269,669	6,222,673
Weighted average shares outstanding (basic and diluted)	6,406,869	6,412,215	6,282,360	6,249,346	6,185,061
Per share closing price at end of year	10.05	$10.96	$13.75	$11.73	$11.54

Ratios and Supplemental data:
Total return based on change in NAV, before incentive fees (2)	10.16%	2.69%	10.92%	11.94%	14.11%
Total return based on change in NAV, after incentive fees (2)	8.90%	2.62%	9.17%	9.20%	11.85%
Total investment return (3)	2.78%	(10.45)%	31.66%	13.64%	(14.95)%
Average Net Assets	$80,104,433	$85,071,701	$87,281,555	$89,888,327	$89,846,742
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	12.16%	12.24%	10.82%	9.39%	5.15%

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	13.30%	12.30%	12.42%	11.88%	7.53%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	11.60%	12.24%	10.82%	9.39%	4.79%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	12.74%	12.30%	12.42%	11.88%	7.18%
Ratio of net investment income to average net assets	7.47%	9.68%	11.52%	10.74%	9.20%

(1)	Based on weighted average number of common shares outstanding for the period.
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

Note 12. Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last eight quarters prior to December 31, 2018. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$3,741	$4,055	$4,321	$4,067
Net investment income	1,215	1,605	1,587	1,575
Net increase in net assets resulting from operations	2,070	816	633	1,548
Net increase in net assets resulting from operations per share (basic and diluted)	$0.32	$0.13	$0.10	$0.24

	Quarter Ended
(in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$4,670	$5,083	$4,815	$4,136
Net investment income	2,238	2,515	1,560	1,925
Net increase (decrease) in net assets resulting from operations	2,334	(1,860)	(333)	1,492
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.37	$(0.29)	$(0.05)	$0.23

Note 13. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 4-08(g) for the years ended December 31, 2018 and December

31, 2017. The Company has determined that no portfolio companies met the conditions of a significant subsidiary under Regulation S-X Rule 3-09 for the years ended December 31, 2018, December 31, 2017, or December 31, 2016. The financial information presented below includes summarized financial information for Infinite Care, LLC, as of and for the years ended December 31, 2018 and December 31, 2017.

Balance Sheet - Infinite Care, LLC	As of December 31, 2018	As of December 31, 2017
Assets:
Current assets	$1,850,864	$1,253,107
Non-current assets	255,919	252,939
Total assets	$2,106,783	$1,506,046

Liabilities and Members' Deficit:
Current liabilities	$10,792,615	$3,492,009
Non-current liabilities	—	7,615,000
Members' deficit	(8,685,832)	(9,600,963)
Total liabilities and members' deficit	$2,106,783	$1,506,046

Income Statement - Infinite Care, LLC	For the year ended December 31, 2018	For the year ended December 31, 2017
Net sales	$14,705,301	$13,174,201
Cost of goods sold	11,624,137	11,896,043
Gross profit	3,081,164	1,278,158
Operating expenses	3,513,732	4,060,241
Loss from operations	(432,568)	(2,782,083)
Other expenses, net	(1,301,301)	(1,128,031)
Net loss	$(1,733,869)	$(3,910,114)

Note 14. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as discussed below.

During the first quarter of 2019, the Company repurchased 118,991 shares of its common stock at an average price of $10.48 per share. Inclusive of the shares repurchased during the fourth quarter of 2018, the Company has 91,545 shares remaining to be repurchased under its current repurchase plan which expires on June 30, 2019.

On January 8, 2019, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 1.0% prepayment fee on its junior secured term loan in Wetmore Tool and Engineering Company.

On January 10, 2019, the Company received a full repayment at par value, plus accrued and unpaid interest, plus a 2.0% prepayment fee on its junior secured term loan in Douglas Machines Corp.

On January 18, 2019, the Company purchased a $3.0 million of senior secured term loan in Dell International L.L.C. The term loan carries a current interest rate of LIBOR + 2.00% with a 0.75% LIBOR floor.

On January 22, 2019, the Company purchased a $3.0 million senior secured term loan in HCA Inc. The term loan carries an interest rate of LIBOR +2.00%.

Between January 24, 2019 and March 4, 2019, the Company purchased $5.0 million of senior secured term loans in Deluxe Entertainment Services Group, Inc. The term loans carry interest rates of LIBOR + 5.50% and LIBOR + 6.00%, respectively.

On January 28, 2019, the Company received a $2.0 million partial repayment on its senior secured term loan in Safety Services Acquisition Corp.

On February 15, 2019, the Company co-invested alongside affiliate funds of JMP Group and made a $5.3 million senior secured debt investment in Peerless Media, LLC. The term loan carries an interest rate of LIBOR + 8.50% with a 2.4% LIBOR floor.

On February 15, 2019, the Company declared monthly distributions of $0.08 per share payable on each of March 7, 2019, March 28, 2019 and April 25, 2019.

On February 19, 2019, the Company purchased a $5.0 million of senior secured term loan in General Nutrition Centers, Inc. The term loan carries an interest rate of LIBOR + 9.25%

On March 7, 2019, the Company negotiated a new cap with HCAP Advisors on amounts payable by the Company under the administration agreement during the 2019 fiscal and calendar year. This cap set the maximum amount that would be payable by the Company for the 2019 fiscal year to $1.4 million.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).  Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to the annual report on Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Financial Statements

1. The following financial statements of Harvest Capital Credit Corporation are filed herewith:

 2. The following financial statement schedule is filed herewith:

Page

Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2018 and December 31, 2017	116

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

10.19
Seventh Amendment to Loan and Security Agreement, dated as of November 1, 2018, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto.

10.20
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

* Filed herewith.

c. Schedule 12-14 - Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
More Than 25% Owned
Flight Lease XI, LLC	Common Equity Interest	(7) (11) (18)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(11)	(241,963)	27,424	38,144	829,849	96,424	(241,962)	684,311

Infinite Care, LLC	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,940,646	—	3,492,000	3,221,067	(2,765,067)	3,948,000

	Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		—	(3,000)	—	2,065,000	1,654,000	(3,000)	3,716,000

	Membership Interest (100% membership interests)	(8)	—	(2,649,000)	—	—	2,649,000	(2,649,000)	—

Total More Than 25% Owned Portfolio Companies			$(85,616)	$188,649	$130,935	$6,714,270	$7,620,491	$(5,986,450)	$8,348,311

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$60,205	$758,954	$—	$6,503,278	$(175,278)	$6,328,000

	Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)		—	—	56,288	—	835,000	(135,000)	700,000

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	245,000	—	—	395,000	—	395,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	222,925	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan	(6) (14) (18)	—	—	279,923	2,859,272	—	(2,859,272)	—

	Revolving Line of Credit,	(18)	—	—	—	—	—	—	—

	Common Equity Interest	(7) (18)	259,506	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(9) (15)	—	(93,583)	1,734,426	9,652,000	647,967	(76,467)	10,223,500

	Revolving Line of Credit, due 12/2019 (15.00%)		—	15,500	231,500	1,482,000	165,500	(150,000)	1,497,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(12)	—	(94,673)	489,831	3,500,000	—	(159,000)	3,341,000

	Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	111,697	886,097	450,000	—	1,336,097

	Common Stock (90 Shares)	(7)	—	(162,500)	—	351,000	—	(162,500)	188,500

WorkWell, LLC	Senior Secured Term Loan	(13) (18)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Equity Interest	(18)	(249,990)	250,000	—	—	250,000	(250,000)	—

Portfolio Company	Type of Investment (4) (5) (10) (17)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value

	Common Equity Interest	(18)	—	—	—	—	—	—	—

Total 5% And Greater Owned, But Not Greater Than 25%			$(626,136)	$(821,837)	$3,885,544	$25,983,871	$10,031,479	$(11,369,753)	$24,645,597

This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(18)	The Company exited its investment in this portfolio company during the year.

As of December 31, 2018 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,660,353	$31,090,097	32.8%	39.7%
Equity	8,618,588	1,903,811	2.0%	2.4%
Total	$39,278,941	$32,993,908	34.8%	42.1%

The rate type of affiliate debt investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,185,407	$18,049,000	19.1%	23.1%
Floating Rate	12,474,946	13,041,097	13.7%	16.6%
Total	$30,660,353	$31,090,097	32.8%	39.7%

The industry composition of affiliate investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,074,068	$1,320,311	1.4%	1.7%
Capital Equipment	4,828,244	4,865,597	5.1%	6.2%
Construction & Building	7,117,795	7,423,000	7.8%	9.4%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
Metals & Mining	13,513,132	11,721,000	12.4%	15%
Total	$39,278,941	$32,993,908	34.8%	42.1%

The geographic concentrations of affiliate investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,573,946	$12,529,597	13.2%	16.0%
Northeast	13,513,132	11,721,000	12.4%	15%
South	8,191,863	8,743,311	9.2%	11.1%
Total	$39,278,941	$32,993,908	34.8%	42.1%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2017

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
More Than 25% Owned
Flight Engine Leasing III LLC	Senior Secured Term Loan, due 12/2018 (13.00%; the greater of 13.00% or LIBOR + 7.50%)		$—	$—	$119,821	$1,807,299	$17,701	$(1,825,000)	$—

Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11)	—	127,421	149,154	200,000	127,421	—	327,421

Flight Lease VII, LLC	Common Equity Interest (1,800 Units)	(11)	—	(15,393)	155,859	923,947	—	(94,098)	829,849

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (13.38%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	(2,366,893)	653,687	5,916,570	318,209	(2,742,779)	3,492,000

	Revolving Line of Credit, due 2/2019 (13.38%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	—	70,875	200,000	1,865,000	—	2,065,000

	Class A Common Equity Units (3,000,000 Units)		—	(1,266,500)	—	1,266,500	—	(1,266,500)	—

Total More Than 25% Owned Portfolio Companies			$—	$(3,521,365)	$1,149,396	$10,314,316	$2,328,331	$(5,928,377)	$6,714,270

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	$—	$116,502	$—	$—	$616,502	$—	$616,502

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan, due 7/2022 (13.25%)	(6) (14)	—	—	198,005	—	2,971,772	(112,500)	2,859,272

	Revolving Line of Credit, due 7/2021 (10.5%; 3M LIBOR + 9.00% with a 1.00% LIBOR floor		—	—	—	—	—	—	—

Portfolio Company	Type of Investment (4) (5) (10)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
	Common Equity Interest (950 Units)	(7)	—	350,000	—	—	1,300,000	—	1,300,000

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (16.50%; 10.50% Cash plus 5.00% PIK)	(9) (15)	—	(237,269)	1,760,994	11,678,261	530,621	(2,556,882)	9,652,000

	Revolving Line of Credit, due 12/2019 (13.50%)		—	(18,000)	215,961	1,189,239	1,295,751	(1,002,990)	1,482,000

	Preferred Equity Interest (2,500 Class A Units)	(7)	—	(119,000)	—	—	1,600,000	(119,000)	1,481,000

Peekay Acquisition, LLC	Senior Secured Term Loan, due 2/2016 (17.00% PIK)		(1,995,421)	1,957,463	—	37,959	1,957,462	(1,995,421)	—

	Common Equity Interest (Peekay Boutiques, Inc.) (35,000 Units)		(105,000)	105,000	—	—	105,000	(105,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 3/2022 (12.5%; 3M LIBOR + 11.00%)	(12)	—	93,526	343,208	—	3,500,000	—	3,500,000

	Senior Secured Revolver, due 3/2021 (8.00%; M LIBOR + 6.50%)	(6)	—	—	54,543	—	1,036,097	(150,000)	886,097

	Common Equity Interest (90 Units)	(7)	—	201,000	—	—	351,000	—	351,000

WorkWell, LLC	Senior Secured Term Loan, due 10/2020 (13.00%; 3M LIBOR + 11.50% with 0.50% LIBOR floor)	(13)	—	(677,146)	727,153	4,546,000	135,584	(825,584)	3,856,000

	Preferred Equity Interest (250,000 Units)		—	(170,000)	—	170,000	—	(170,000)	—

Portfolio Company	Type of Investment (4) (5) (10)	Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2016 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2017 Value
	Common Equity Interest (250,000 Units)	—	(523)	—	523	—	(523)	—

Total 5% And Greater Owned, But Not Greater Than 25%		$(2,100,421)	$1,601,553	$3,299,864	$17,621,982	$15,399,789	$(7,037,900)	$25,983,871

 This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

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
The geographic concentrations of affiliate investments at fair value as of December 31, 2017 was as follows:

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

HARVEST CAPITAL CREDIT CORPORATION

Date: March 15, 2019	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2019	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2019	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 15, 2019	/s/ Richard P. Buckanavage
Richard P. Buckanavage Director

Date: March 15, 2019	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 15, 2019	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 15, 2019	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director