Form 10-Q
period 2019-03-31
Harvest Capital Credit Corp
filed 2019-05-14
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” , “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value of $0.001 per share	HCAP	NASDAQ Global Market
6.125% Notes due 2022	HCAPZ	NASDAQ Global Market

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 13, 2019 was 6,172,358.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2019

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $59,046,794 at 3/31/19 and $59,603,853 at 12/31/18)	$60,190,825	$61,919,954
Affiliated investments, at fair value (cost of $33,940,471 at 3/31/19 and $25,848,928 at 12/31/18)	33,109,024	24,645,597
Control investments, at fair value (cost of $13,419,123 at 3/31/19 and $13,430,013 at 12/31/18)	8,400,921	8,348,311
Cash	9,913,316	26,963,310
Restricted cash	1,262,334	1,812,238
Interest receivable	1,256,754	721,195
Accounts receivable – other	312,273	178,883
Deferred financing costs	568,432	623,442
Other assets	305,054	106,771
Total assets	$115,318,933	$125,319,701

LIABILITIES:
Revolving line of credit	$5,000,000	$17,000,000
2022 Notes (net of deferred offering costs of $773,519 at 3/31/19 and $821,879 at 12/31/18)	27,976,481	27,928,121
Payable for securities purchased	5,285,658	—
Accrued interest payable	115,864	115,919
Accounts payable - base management fees	494,846	531,628
Accounts payable - incentive management fees	—	361,090
Accounts payable - administrative services expenses	350,000	366,667
Accounts payable and accrued expenses	1,170,546	620,312
Total liabilities	40,393,395	46,923,737

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,561,732 issued and 6,189,542 outstanding at 3/31/19 and 6,554,010 issued and 6,372,581 outstanding at 12/31/18	6,562	6,554
Capital in excess of common stock	92,347,663	92,270,273
Treasury shares, at cost, 372,190 and 181,429 shares at 3/31/19 and 12/31/18, respectively	(3,959,962)	(1,956,055)
Accumulated over distributed earnings	(13,468,725)	(11,924,808)
Total net assets	74,925,538	78,395,964
Total liabilities and net assets	$115,318,933	$125,319,701

Common stock outstanding	6,189,542	6,372,581

Net asset value per common share	$12.11	$12.30

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,481,111	$2,325,116
Cash - affiliated investments	960,946	706,571
Cash - control investments	—	83,388
PIK - non-affiliated/non-control investments	12,119	196,042
PIK - affiliated investments	194,515	167,877
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	226,862	191,033
Affiliated investments	22,732	15,841
Total interest income	2,898,285	3,685,868
Other income	139,959	54,916
Total investment income	3,038,244	3,740,784

Expenses:
Interest expense - revolving line of credit	10,486	138,839
Interest expense - unused line of credit	101,749	81,655
Interest expense - deferred financing costs	55,011	55,121
Interest expense - 2022 Notes	440,235	440,235
Interest expense - deferred offering costs	48,360	44,986
Total interest expense	655,841	760,836

Professional fees	520,334	1,032,288
General and administrative	254,953	290,285
Base management fees	494,846	580,643
Administrative services expense	350,000	300,000
Total expenses, before reimbursement	2,275,974	2,964,052

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	(438,556)

Total expenses, after reimbursement	2,275,974	2,525,496

Net Investment Income	762,270	1,215,288

Net realized gains (losses):
Non-affiliated / Non-control investments	46,300	—
Affiliated investments	—	(885,642)
Control investments	(10,890)	—
Net realized gains (losses)	35,410	(885,642)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(738,955)	54,343
Affiliated investments	(61,230)	1,781,469
Control investments	63,500	(95,463)
Net change in unrealized appreciation (depreciation) on investments	(736,685)	1,740,349
Total net unrealized and realized gains (losses) on investments	(701,275)	854,707

Net increase in net assets resulting from operations	$60,995	$2,069,995

Net investment income per share	$0.12	$0.19
Net increase in net assets resulting from operations per share	$0.01	$0.32
Weighted average shares outstanding (basic and diluted)	6,302,724	6,437,478

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended March 31,
	2019	2018
Increase in net assets from operations:
Net investment income	$762,270	$1,215,288
Net realized gains (losses) on investments	35,410	(885,642)
Net change in unrealized appreciation (depreciation) on investments	(736,685)	1,740,349
Net increase in net assets resulting from operations	60,995	2,069,995

Distributions to shareholders (1):
Distributions	(1,604,912)	(1,947,088)
Decrease in net assets resulting from shareholder distributions	(1,604,912)	(1,947,088)

Capital share transactions:
Reinvestment of dividends (2)	77,398	89,508
Share repurchases	(2,003,908)	(697,907)
Net decrease in net assets from capital share transactions	(1,926,510)	(608,399)

Total decrease in net assets	(3,470,427)	(485,492)
Net assets at beginning of period	78,395,964	81,781,429

Net assets at end of period	$74,925,538	$81,295,937

Capital share activity (common shares):
Shares issued from reinvestment of dividends	7,722	8,484
Shares repurchased	(190,761)	(64,897)
Net decrease in capital share activity	(183,039)	(56,413)

(1)	Distributions exceeded net investment income for the three months ended March 31, 2019 and 2018 in the amount of $842,642 and $731,800, respectively. See Dividends and Distributions Policy in Note 2.
(2)	Net of par value of shares issued of $8 and $7 and funds received for fractional shares of $9 and $10 for March 31, 2019 and 2018, respectively.
 See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$60,995	$2,069,995
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(206,634)	(363,919)
Paid in kind income collected	42,636	—
Net realized losses (gains) on investments	(35,410)	885,642
Net change in unrealized appreciation (depreciation) of investments	736,685	(1,740,349)
Amortization of fees, discounts and premiums, net	(249,594)	(206,874)
Amortization of deferred financing costs	55,011	55,121
Amortization of deferred offering costs	48,360	44,986
Proceeds from sales of investments	—	4,878
Purchase of investments (net of loan origination and other fees)	(12,227,539)	(8,350,000)
Proceeds from principal payments	10,236,031	7,082,781
Changes in operating assets and liabilities
Increase in interest receivable	(535,559)	(77,002)
Increase in accounts receivable - other and other assets	(131,754)	(443,948)
Decrease in accrued interest payable	(55)	(11,884)
Increase in accounts payable and other liabilities	135,695	1,646,714

Net cash provided by (used in) operating activities	(2,068,476)	596,141

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000,000	8,500,000
Repayment of borrowings on revolving credit facility	(17,000,000)	(15,921,853)
Repurchased shares (held in Treasury Stock)	(2,003,908)	(697,907)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $77,398 and $89,508, respectively)	(1,527,514)	(1,857,575)

Net cash used in financing activities	(15,531,422)	(9,977,335)

Net decrease in cash during the period	(17,599,898)	(9,381,194)

Cash at beginning of period	28,775,548	11,464,437

Cash at end of period (1)	$11,175,650	$2,083,243

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$77,398	$89,508

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$552,525	$672,613
Cash paid during the period for taxes	$12,772	$—

(1) Consists of cash and restricted cash of $9,913,316 and $1,262,334, respectively, at March 31, 2019, and $187,301 and $1,895,942, respectively at March 31, 2018.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (unaudited)
(as of March 31, 2019)

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.1%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.50%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	$4,100,002	$4,082,484	$3,813,000
					4,100,002	4,082,484	3,813,000

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,600
						125,000	131,600

CP Holding Co., Inc. (Choice Pet) (3.8%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Dell International L.L.C. (4.0%) *	01/2019	High Tech Industries	Senior Secured Term Loan B, due 09/2023 (4.50%; LIBOR + 2.00% with a 0.75% LIBOR floor)		2,992,424	2,967,526	2,967,526
					2,992,424	2,967,526	2,967,526

Deluxe Entertainment Services Group Inc.(5.9%) *	01/2019	Media: Diversified & Production	Senior Secured Term Loan, due 02/2020 (8.24%; LIBOR + 5.50%)		4,749,955	4,249,227	4,249,227
			Senior Secured Term Loan, due 02/2020 (8.74%; LIBOR + 6.00%)		212,344	187,661	187,661
					4,962,299	4,436,888	4,436,888

Flavors Holdings, Inc. (5.1%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.60%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,928,171	3,836,500
					4,000,000	3,928,171	3,836,500

Fox Rent A Car, Inc. (1.3%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	948,000
						—	948,000

GK Holdings, Inc. (3.7%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.85%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,958,883	2,776,000
					3,000,000	2,958,883	2,776,000

General Nutrition Centers, Inc. (5.7%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (11.40%, LIBOR + 8.75%; ABR + 7.75%)		4,421,113	4,272,772	4,272,772
					4,421,113	4,272,772	4,272,772

KC Engineering & Construction Services, LLC (2.4%) *	10/2017	Environmental Industries	Class A Membership Interest (105,784 Units)	(6)		664,392	1,816,877
						664,392	1,816,877

Peerless Media, LLC (7.1%) *	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.56%; 1M LIBOR + 8.50% with 2.40% LIBOR floor + 0.50% PIK)		4,847,832	4,802,662	4,802,662
			Revolving Line of Credit, due 08/2020 (11.56%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		500,000	500,000	500,000
					5,347,832	5,302,662	5,302,662

ProAir Holdings Corporation (8.5%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,423,912	6,386,000
					6,500,000	6,423,912	6,386,000

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value
Regional Engine Leasing, LLC (3.7%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		2,800,067	2,772,478	2,800,000
			Residual Value	(3)		102,421	—
					2,800,067	2,874,899	2,800,000

Safety Services Acquisition Corp. (6.6%) *	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (11.38%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor)	(5)	4,750,000	4,741,365	4,750,000
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					4,750,000	4,841,365	4,923,000

Shannon Specialty Floors, LLC (4.6%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (13.30%; 3M LIBOR + 10.50% with a 1.00% LIBOR floor)	(5)	3,558,654	3,519,772	3,484,000
					3,558,654	3,519,772	3,484,000

Surge Busy Bee Holdings, LLC (9.3%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.51%; 1M LIBOR + 10.00%)		4,562,500	4,397,978	4,436,000
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,424,563	2,343,708	2,312,500
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,000
					6,987,063	6,894,636	6,991,500

Water-Land Manufacturing & Supply, LLC (3.3%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.13%; 3M LIBOR + 10.50% with 2.25% LIBOR floor)		2,500,000	2,455,132	2,462,500
					2,500,000	2,455,132	2,462,500

World Business Lenders, LLC (0.0%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,819,306	$59,046,794	$60,190,825

Affiliate Investments
Coastal Screen and Rail, LLC (10.0%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,341,065	$6,224,185	$6,253,593
	01/2018		Revolving Line of Credit, due 07/2022 (10.63%; 3M LIBOR + 8.00%)		950,000	950,000	950,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	306,000
					7,291,065	7,324,185	7,509,593

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

National Program Management & Project Controls, LLC (11.0%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.51%; 1M LIBOR + 10.00%)		6,893,772	6,800,926	6,891,818
			Class A Membership Interest (163,296 Units)	(6)		746,904	1,332,016
					6,893,772	7,547,830	8,223,834

Northeast Metal Works, LLC (15.8%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash + 6.50% PIK)		10,607,206	10,592,705	10,314,500
			Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,496,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					12,107,206	13,688,225	11,811,000

V-Tek, Inc. (6.6%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,368,750	3,304,377	3,276,000

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Stock (90 Shares)	(6)		150,000	116,500
					4,904,847	4,990,474	4,928,597
Subtotal Affiliate Investments					$31,196,890	$33,940,471	$33,109,024

Control Investments
Flight Lease VII, LLC (0.9%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$673,421	$673,421
						673,421	673,421

Infinite Care, LLC (10.3%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.50%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,710,955	3,377,702	4,015,000
			Revolving Line of Credit, due 02/2019 (14.50%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,719,000	3,719,000	3,712,500
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,429,955	12,745,702	7,727,500
Subtotal Control Investments					$8,429,955	$13,419,123	$8,400,921

Total Investments at 3/31/19 (135.7%) *					$98,446,151	$106,406,388	$101,700,770

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on March 31, 2019 or, if higher, the applicable LIBOR floor.

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
(7)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of March 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of March 31, 2019.
Refer to Note 12 in the accompanying notes to the unaudited consolidated financial statements for summarized financial information for ICC for the three months ended March 31, 2019 and March 31, 2018.

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

(9)	The Company's non-qualifying assets, on a fair value basis, total approximately 5.0% of the Company's total assets.
(10)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the three months ended March 31, 2019, the Company recognized an impairment charge of $10,890, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.

(11)
This portfolio company is in covenant default as of March 31, 2019 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the three months ended March 31, 2019.

(12)
This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment. As such, the Company has placed this loan on non-accrual status as of March 31, 2019.

(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.

As of March 31, 2019, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$69,240,369	$69,724,357	68.5%	93.0%
Junior Secured Debt	26,466,654	25,600,000	25.2%	34.2%
Equity	10,699,365	6,376,413	6.3%	8.5%
Total	$106,406,388	$101,700,770	100.0%	135.7%

The rate type of debt investments at fair value as of March 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$32,955,287	$32,405,093	34.0%	43.2%
Floating Rate	62,751,736	62,919,264	66.0%	84.0%
Total	$95,707,023	$95,324,357	100.0%	127.2%

The industry composition of investments at fair value as of March 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$3,938,076	$4,109,421	4.0%	5.5%
Automotive	—	948,000	0.9%	1.3%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,200,943	8,109,272	8.0%	10.8%
Capital Equipment	11,414,387	11,314,597	11.1%	15.1%
Chemicals, Plastics and Rubber	3,519,772	3,484,000	3.4%	4.6%
Construction & Building	14,872,015	15,733,427	15.5%	21.0%
Consumer Goods - Non-Durable	4,082,484	3,813,000	3.8%	5.1%
Consumer Goods - Durable	2,455,133	2,462,500	2.4%	3.3%
Environmental Industries	664,392	1,816,877	1.8%	2.4%
Healthcare & Pharmaceuticals	12,745,702	7,727,500	7.6%	10.3%
High Tech Industries	5,926,408	5,743,526	5.7%	7.6%
Media: Advertising, Printing & Publishing	5,427,662	5,434,262	5.3%	7.3%
Media: Diversified & Production	4,436,888	4,436,888	4.4%	5.9%
Metals & Mining	13,688,225	11,811,000	11.6%	15.8%
Retailer	3,098,300	2,842,000	2.8%	3.8%
Services: Business	11,736,001	11,914,500	11.7%	15.9%
Total	$106,406,388	$101,700,770	100.0%	135.7%

The geographic concentrations at fair value as of March 31, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$34,687,260	$31,319,420	30.8%	41.8%
Northeast	44,987,022	42,353,435	41.6%	56.5%
South	20,308,194	21,641,915	21.3%	28.8%
Midwest	6,423,912	6,386,000	6.3%	8.6%
	$106,406,388	$101,700,770	100.0%	135.7%

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.0%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.38%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	$4,250,001	$4,224,975	$3,952,501
					4,250,001	4,224,975	3,952,501

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,679
						125,000	131,679

CP Holding Co., Inc. (Choice Pet) (3.6%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Douglas Machines Corp. (4.3%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,377,633	3,351,798	3,377,633
					3,377,633	3,351,798	3,377,633

Flavors Holdings, Inc. (4.9%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.80%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,922,308	3,842,000
					4,000,000	3,922,308	3,842,000

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace & Defense	Common Equity Interest (600 Units)	(6)		253,796	295,800
						253,796	295,800

Fox Rent A Car, Inc. (1.7%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	1,352,000
						—	1,352,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.05%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,955,675	2,771,500
					3,000,000	2,955,675	2,771,500

KC Engineering & Construction Services, LLC (2.5%) *	10/2017	Environmental Industries	Class A Membership Interest (103,414 Units)	(6)		641,711	1,939,500
						641,711	1,939,500

National Program Management & Project Controls, LLC (10.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.53%; 1M LIBOR + 10.00%)		6,937,681	6,840,054	6,911,000
			Class A Membership Interest (136,034 Units)	(6)		611,333	973,500
					6,937,681	7,451,387	7,884,500

ProAir Holdings Corporation (8.1%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,420,046	6,382,000
					6,500,000	6,420,046	6,382,000

Regional Engine Leasing, LLC (3.8%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,942,435	2,907,053	2,941,500
			Residual Value	(3)		102,421	—
					2,942,435	3,009,474	2,941,500

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (13.88%; 3M LIBOR + 11.00% with a 1.00% floor)	(5)	6,843,750	6,833,634	6,842,500

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					6,843,750	6,933,634	7,015,500

Shannon Specialty Floors, LLC (4.6%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.93%; 3M LIBOR + 10.50% with a 1.00% LIBOR floor)	(5)	3,642,477	3,599,001	3,568,000
					3,642,477	3,599,001	3,568,000

Surge Busy Bee Holdings, LLC (9.0%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.53%; 1M LIBOR + 10.00%)		4,656,250	4,480,856	4,524,500
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,412,501	2,327,683	2,299,500
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,500
					7,068,751	6,961,489	7,067,500

Water-Land Manufacturing & Supply, LLC (3.1%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.38%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,453,154	2,453,154
					2,500,000	2,453,154	2,453,154

Wetmore Tool and Engineering Company (5.2%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,042,636	4,002,105	4,042,636
					4,042,636	4,002,105	4,042,636

World Business Lenders, LLC (0.1%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)			200,000	60,551
						200,000	60,551
Subtotal Non-Control / Non-Affiliate Investments					$58,005,216	$59,603,853	$61,919,954

Affiliate Investments
Coastal Screen and Rail, LLC (9.6%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,392,068	$6,267,795	$6,328,000
	01/2018		Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(4)	700,000	700,000	700,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	395,000
					7,092,068	7,117,795	7,423,000

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Northeast Metal Works, LLC (15.0%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash + 6.50% PIK)		10,436,690	10,417,612	10,223,500
			Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,497,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					11,936,690	13,513,132	11,721,000

V-Tek, Inc. (6.2%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,412,500	3,342,147	3,341,000
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(6)		150,000	188,500
					4,748,597	4,828,244	4,865,597
Subtotal Affiliate Investments					$23,777,355	$25,848,928	$24,645,597

Control Investments
Flight Lease VII, LLC (0.8%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$684,311	$684,311
						684,311	684,311

Portfolio Company	Date**	Industry	Investment (1) (2) (9) (13)		Principal	Cost	Fair Value

Infinite Care, LLC (9.7%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,641,335	3,377,702	3,948,000
			Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,719,000	3,719,000	3,716,000
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,360,335	12,745,702	7,664,000
Subtotal Control Investments					$8,360,335	$13,430,013	$8,348,311

Total Investments at 12/31/18 (121.1%) *					$90,142,906	$98,882,794	$94,913,862
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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

Refer to Note 12 in the accompanying notes to the unaudited consolidated financial statements for summarized financial information for ICC for the three months ended March 31, 2019 and March 31, 2018.

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
(10)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.

(11)
This portfolio company is in covenant default as of December 31, 2018 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the year ended December 31, 2018.

(12)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment.
(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.

As of December 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$54,049,633	$54,609,097	57.5%	69.7%
Junior Secured Debt	34,027,362	33,231,424	35.0%	42.4%
Equity	10,805,799	7,073,341	7.5%	9.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$40,292,392	$39,934,269	45.5%	50.9%
Floating Rate	47,784,603	47,906,252	54.5%	61.1%
Total	$88,076,995	$87,840,521	100.0%	112.0%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,337,337	$4,557,611	4.8%	5.8%
Automotive	—	1,352,000	1.4%	1.7%
Banking, Finance, Insurance & Real Estate	200,000	60,551	0.1%	0.1%
Beverage, Food & Tobacco	3,922,308	3,842,000	4.1%	4.9%
Capital Equipment	18,602,194	18,667,866	19.7%	23.8%
Chemicals, Plastics and Rubber	3,599,001	3,568,000	3.8%	4.6%
Construction & Building	14,569,182	15,307,500	16.1%	19.5%
Consumer Goods - Non-Durable	4,224,975	3,952,501	4.2%	5.0%
Consumer Goods - Durable	2,453,154	2,453,154	2.6%	3.1%
Environmental Industries	641,711	1,939,500	2.0%	2.5%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
High Tech Industries	2,955,675	2,771,500	2.9%	3.5%
Media: Advertising, Printing & Publishing	125,000	131,679	0.1%	0.2%
Metals & Mining	13,513,132	11,721,000	12.3%	15.0%
Retailer	3,098,300	2,842,000	3.0%	3.6%
Services: Business	13,895,123	14,083,000	14.8%	18.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The geographic concentrations at fair value as of December 31, 2018 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$36,086,071	$32,955,912	34.7%	42.1%
Northeast	35,519,206	33,053,552	34.8%	42.2%
South	20,857,471	22,522,398	23.7%	28.7%
Midwest	6,420,046	6,382,000	6.8%	8.1%
	$98,882,794	$94,913,862	100.0%	121.1%

See accompanying notes to unaudited financial statements.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule became effective on November 5, 2018. The Company has adopted these amendments as currently required and these are reflected in its consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank clearing accounts with financial institutions and cash held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.

Restricted Cash

Restricted cash of $1.3 million and $1.8 million as of March 31, 2019 and December 31, 2018 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees and expenses owed under its Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of March 31, 2019, the Company had two portfolio companies with a combined fair value of $10.6 million on non-accrual status. As of December 31, 2018, the Company had one portfolio company with a fair value of $7.7 million on non-accrual status.

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

Income from certain of the Company's equity investments is recorded based upon an estimation of an effective yield to expected maturity utilizing projected cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these equity investments and the effective yield is determined and updated at each reporting date.

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Consolidated Statements of Assets and Liabilities. The Company's portfolio turnover rate for the three months ended March 31, 2019 was 14.42%.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $35,410 in net realized gains on its investments during the three months ended March 31, 2019 and $0.9 million of realized losses on its investments during the three months ended March 31, 2018.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $0.7 million in net change in unrealized depreciation during the three months ended March 31, 2019 and $1.7 million in net change in unrealized appreciation during the three months ended March 31, 2018.

 Classification of Investments

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's investments by classification at March 31, 2019 and December 31, 2018, respectively.

	Number of portfolio company investments by classification
	March 31, 2019	December 31, 2018
Non-Control/Non-Affiliated	18	18
Affiliated	5	4
Control	2	2
Total	25	24

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

Valuation Process

Investments are measured at fair value as determined in good faith by the Company's board of directors based on, among other factors, consistently applied valuation procedures and the following multi-step valuation process on each measurement date:

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

Further, Level 3 debt investments that have closed within six months of the measurement date are valued at amortized cost unless a material adverse change in portfolio company operations has occurred since the closing of the investment.

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

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's 2022 Notes, including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of March 31, 2019 and December 31, 2018 was $0.8 million and $0.8 million, respectively. Amortization expense of the deferred offering costs was $48,360 and $44,986 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2019 and December 31, 2018 was $0.6 million and $0.6 million, respectively. The amortization expense relating to deferred debt financing costs during the three months ended March 31, 2019 and March 31, 2018 was $55,011 and $55,121, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date.  Distributions to shareholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The determination of the tax attributes of the Company's distributions is made at the end of the year based upon the Company's taxable income for the full year and the distributions paid during the full year. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of the Company's stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash distribution.

During the three month periods ended March 31, 2019 and March 31, 2018, the Company paid distributions totaling $0.2550 and $0.3025 per share, respectively.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three months ended March 31, 2019 and March 31, 2018, the Company did not incur any deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during the three months ended year ended March 31, 2019 and March 31, 2018.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2019. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2015-2018 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2013-2018 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2019. The Company incurred an excise tax expense for the year ended December 31, 2018 of $8,825, relating to an under accrual for its 2017 excise tax paid in 2018.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	March 31, 2019	December 31, 2018
Revolving line of credit	$5,000,000	$17,000,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$33,750,000	$45,750,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of March 31, 2019 were 6.1% and 3.3 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2018 was 5.9% and 3.4 years, respectively.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum leverage ratio of 1.00 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of the Company's unsecured longer-term indebtedness (as defined in the Credit Facility), which includes the 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

As of March 31, 2019 and December 31, 2018 the outstanding balance on the Credit Facility was $5.0 million and $17.0 million, respectively. As of March 31, 2019 and December 31, 2018, the Company was in compliance with its debt covenants.

2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of March 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of March 31, 2019 and December 31, 2018 , the Company was in compliance with its debt covenants.

Regulatory Requirements
As a BDC, the Company is generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company was changed from 200% to 150% effective May 4, 2019.
As of March 31, 2019 and December 31, 2018, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $33.8 million and $45.8 million, respectively, and as of March 31, 2019, and December 31, 2018, the Company's asset coverage, as defined in the 1940 Act, was 322% and 271%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 42.4% and 41.2% of total principal balance outstanding as of March 31, 2019 and December 31, 2018, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest income and fee income from the five largest debt investments accounted for approximately 39.8% and 38.4% of total loan interest and fee income for the three months ended March 31, 2019 and March 31, 2018, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended March 31, 2019 and March 31, 2018.

	Three months ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Shares repurchased	(190,761)	$(2,003,908)	(64,897)	$(697,907)
Dividends reinvested	7,722	77,398	8,484	89,508
Total	(183,039)	$(1,926,510)	(56,413)	$(608,399)

As of March 31, 2019 and 2018, the Company had no dilutive securities outstanding.

On June 13, 2017, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of its outstanding stock in the open market. The repurchase program expired on June 30, 2018. Prior to the expiration of the share repurchase program on June 30, 2018, the Company repurchased 116,189 shares of its common stock for a total cost of $1.3 million.

On November 1, 2018, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of its outstanding common stock. Since the start of the repurchase program through March 31, 2019, the Company repurchased 230,225 shares of its common stock for a total cost of $2.4 million and as of March 31, 2019 the Company had 19,775 shares remaining to be repurchased under the current open market stock repurchase program.

See footnote 13 to the unaudited consolidated financial statements, as the Company purchased 19,775 shares of its common stock subsequent to March 31, 2019 and reached the 250,000 share limit. Also, subsequent to March 31, 2019, the Company's board of directors authorized another open market stock repurchase program in which the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. This repurchase program will expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock.

During the three months ended March 31, 2019, the Company repurchased 190,761 shares of its common stock at an average price of $10.50 per share, and a total cost of $2.0 million. During the three months ended March 31, 2018, the Company repurchased 64,897 shares of its common stock at an average price of $10.75 per share and a total cost of $0.7 million.

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

2022 notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker HCAPZ. As of March 31, 2019 and December 31, 2018, the fair value of the 2022 Notes was $29.1 million and $28.8 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of March 31, 2019 and December 31, 2018 was $5.0 million and $17.0 million, which approximates cost.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2019 and December 31, 2018, unfunded commitments totaled $0.9 million and $1.4 million, respectively, and if funded, their estimated fair values on such dates were $0.9 million and $1.3 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

	Fair Values as of March 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$2,967,526	$66,756,831	$69,724,357
Junior Secured	—	—	25,600,000	25,600,000
Equity and Equity Related Securities	—	—	6,376,413	6,376,413
	$—	$2,967,526	$98,733,244	$101,700,770

	Fair Values as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$54,609,097	$54,609,097
Junior Secured	—	—	33,231,424	33,231,424
Equity and Equity Related Securities	—	—	7,073,341	7,073,341
	$—	$—	$94,913,862	$94,913,862

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2019 and December 31, 2018, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$66,756,831	Bond Yield	Risk adjusted discount factor	8.0% - 32.5%	14.6%

		Market	EBITDA multiple	3.0x - 6.1x	4.0x

		Income	Weighted average cost of capital	8.0% - 31.3%	14.9%

Junior Secured	$25,600,000	Bond Yield	Risk adjusted discount factor	13.4% - 25.0%	16.4%

		Market	EBITDA multiple	4.5x - 9.1x	6.8x

		Market	Revenue multiple	0.7x - 0.7x	0.7%

		Income	Weighted average cost of capital	13.4% - 25.0%	17.0%

Equity and Equity Related Securities	$6,376,413	Market	EBITDA multiple	4.6x - 7.5x	6.4x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

Type of Investment	Fair Value at December 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$54,609,097	Bond Yield	Risk adjusted discount factor	9.2% - 32.5%	15.2%

		Market	EBITDA multiple	3.0x - 5.8x	4.9x

		Income	Weighted average cost of capital	9.4% - 31.3%	15.6%

Junior Secured	$33,231,424	Bond Yield	Risk adjusted discount factor	13.4% - 20.0%	15.8%

		Market	EBITDA multiple	5.2x - 8.9x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.4% - 21.0%	15.6%

Equity and Equity Related Securities	$7,073,341	Market	EBITDA multiple	4.6x - 6.9x	5.9x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended March 31, 2019 and March 31, 2018. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur :

	Three Months Ended March 31, 2019
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Total Investments as of March 31, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments	15,795,463	—	158,251	15,953,714
Principal payments received	(3,106,750)	(7,654,148)	(230,116)	(10,991,014)
Sales of investments	—	—	—	—
Loan origination fees received	(826,940)	—	—	(826,940)
Payment-in-kind interest earned	206,577	56	—	206,633
Accretion of deferred loan origination fees/discounts	154,860	93,384	—	248,244
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	—	(34,570)	(34,570)
Change in unrealized depreciation on investments	(75,476)	(70,716)	(590,493)	(736,685)
Fair value of portfolio, end of period	$66,756,831	$25,600,000	$6,376,413	$98,733,244
Net unrealized depreciation relating to Level 3 assets still held at March 31, 2019	$(75,476)	$(4,349)	$(548,489)	$(628,314)

	Three Months Ended March 31, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total Investments as of March 31, 2018

Fair value of portfolio, beginning of period	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments	8,350,000	—	150,000	—	8,500,000
Principal payments received	(4,759,404)	(37,500)	(130,271)	(172,057)	(5,099,232)
Sales of investments	—	—	(4,878)	—	(4,878)
Loan origination fees received	(150,000)	—	—	—	(150,000)
Payment-in-kind interest earned	180,378	183,542	—	—	363,920
Accretion of deferred loan origination fees/discounts	134,453	53,634	—	—	188,087
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(636,050)	—	(249,592)	—	(885,642)
Change in unrealized appreciation (depreciation) on investments	2,461,088	61,622	(772,611)	(35,943)	1,714,156
Fair value of portfolio, end of period	$62,591,226	$44,640,438	$8,950,816	$325,000	$116,507,480
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2018	$(36,362)	$(71,106)	$(1,835,733)	$103,542	$(1,839,659)

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019 and March 31, 2018.

Note 7. Related Party Transactions

The Company was founded in September 2011 by certain members of its investment adviser and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in the Company and the Company's investment adviser. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors.

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

Management fee expense for the three months ended March 31, 2019 and March 31, 2018 totaled $0.5 million and $0.6 million, respectively.

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

The Company did not incur a pre-incentive fee net investment income incentive fee expense for the three months ended March 31, 2019 or March 31, 2018.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized depreciation of $0.7 million for the three months ended March 31, 2019 and a net change in unrealized appreciation of $1.7 million for the three months ended March 31, 2018. The Company recorded a net realized gain of $35,410 for the three months ended March 31, 2019 and a net realized loss of $0.9 million for the three months ended March 31, 2018. The Company did not incur a capital gains incentive fee expense for the three months ended March 31, 2019 or March 31, 2018.

Total base management fees and incentive management fees expense was $0.5 million and $0.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Accrued base management fees and incentive management fees were $0.5 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively.

Administrative Services Expense

In conjunction with the Company's initial public offering in May 2013, the Company entered into an administration agreement with JMP Credit Advisors LLC (now Medalist Partners Corporate Finance LLC) ("JMP Credit Advisors"), an affiliate of JMP Group, pursuant to which JMP Credit Advisors provided administrative services to the Company and furnished the Company with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement were equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by its chief executive officer and other officers.

On April 17, 2018, in connection with the Company moving its administrative function from its Alpharetta, Georgia office to its New York, New York office, the board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. Under the new agreement, HCAP Advisors will provide administrative services to HCAP and furnish the Company with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. The Company negotiated a cap with HCAP Advisors to cap the amounts payable during the 2018 and 2019 fiscal years to $1.4 million, respectively.

Total administrative services expense was $0.4 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the three months ended March 31, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2018. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. HCAP Advisors did not voluntarily waive and/or reimburse any expenses incurred by the Company during the three months ended March 31, 2019.

Co-investment Transactions With Affiliates

On September 14, 2018, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of $3.5 million of senior secured term loan and $0.3 million of Class A membership interests. As of March 31, 2019, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $6.9 million senior secured term loan and $1.3 million of class A membership interests.

On February 15, 2019, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. As of March 31, 2019, the Company total investment, at fair value, in Peerless Media, LLC consisted of a $4.8 million senior secured term loan and a $0.5 million fully-funded revolving line of credit.

Note 8. Commitments and Contingencies

At March 31, 2019, the Company had a total of $0.9 million in unfunded commitments comprised of unfunded revolving line of credit commitments on two of the Company’s debt investments.  At December 31, 2018, the Company had a total of $1.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on three of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Coastal Screen and Rail, LLC	$—	$—	$250,000	$250,000
Surge Busy Bee Holdings, LLC	450,000	434,635	450,000	434,419
V-Tek, Inc.	463,903	463,903	663,903	663,903
	$913,903	$898,538	$1,363,903	$1,348,322

Legal Proceedings

The Company is party to certain legal proceedings incidental to the normal course of business, including where third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Company does not expect that these proceedings will have a material effect on the Company's financial condition or results of operations.

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2019 or March 31, 2018 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2019	2018
Net increase in net assets resulting from operations	$60,995	$2,069,995
Weighted average shares outstanding (basic and diluted)	6,302,724	6,437,478
Net increase in net assets resulting from operations per share	$0.01	$0.32

Note 10. Income Tax

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company did not incur an excise tax for calendar year 2018.

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

HCAP Equity Holdings, LLC has a net operating loss for federal and state income taxes as of March 31, 2019 of approximately $0.6 million. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of March 31, 2019 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which are estimated to be approximate $0.9 million as of March 31, 2019, resulting from net operating loss carry forwards and deferred taxes on unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019, and March 31, 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Per share data:
Net asset value at beginning of period	$12.30	$12.66
Net investment income (1)	0.12	0.19
Realized gains (losses) on investments (1)	0.01	(0.14)
Net change in unrealized appreciation (depreciation) on investments (1)	(0.12)	0.27
Net increase in net assets from operations (1)	0.01	0.32
Distributions (2)	(0.26)	(0.30)
Total distributions	(0.26)	(0.30)
Effect of shares repurchased	0.06	0.02
Net asset value at end of period	$12.11	$12.70
Net assets at end of period	74,925,538	81,295,937
Shares outstanding at end of period	6,189,542	6,401,175
Weighted average shares outstanding (basic and diluted)	6,302,724	6,437,478
Per share closing price at end of period	$10.44	$10.26
Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	0.98%	3.22%
Total investment return (not annualized) (4)	6.55%	(3.68)%
Average Net Assets	$76,660,751	$81,538,683
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors (annualized)	11.88%	14.54%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors (annualized)	11.88%	12.39%
Ratio of net investment income to average net assets (annualized)	3.98%	5.96%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the three months ended March 31, 2019 exceeded net investment income in the amount of $842,642 and distributions for the three months ended March 31, 2018 exceeded net investment income in the amount of $731,800. See Dividends and Distributions Policy in Note 2.

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

Note 12. Significant Subsidiaries

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the three months ended ended March 31, 2019. The financial information presented below includes a summarized income statement for Infinite Care, LLC, LLC for the three months ended March 31, 2019 and March 31, 2018.

Income Statement - Infinite Care, LLC	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Net sales	$4,222,044	$3,783,801
Cost of goods sold	3,069,129	2,676,737
Gross profit	1,152,915	1,107,064
Operating expenses	1,101,435	1,095,252
Income from operations	51,480	11,812
Other expenses, net	(137,960)	(305,277)
Net loss	$(86,480)	$(293,465)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019, except as discussed below.

Since March 31, 2019, and through May 13, 2019, the Company repurchased 19,775 shares of its common stock at an average price of $10.59 per share. With those shares repurchased in the second quarter of 2019, the Company reached the 250,000 share limit under the stock repurchase program authorized by the Company's board of directors in November 2018.

On April 4, 2019, the Company sold its senior secured term loan in Dell International L.L.C. and received approximately $3.0 million in sale proceeds.

On April 9, 2019, the Company made a $0.3 million equity contribution to Infinite Care, LLC.

On April 15, 2019, the Company increased its equity investment in National Program Management & Project Controls, LLC, with a $0.3 million pro-rata increase through an add-on funding to purchase Class A Units.

On May 2, 2019, the board of directors authorized an open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock.

On May 3, 2019, the Company declared monthly distributions of $0.08 per share payable on each May 30, 2019, June 27, 2019, and July 25, 2019.

Effective May 4, 2019, the asset coverage ratio applicable to the Company decreased from 200% to 150% as a result of the board of directors' approval in May 2018 of the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act.

On May 10, 2019, the Company entered into an Eighth Amendment to Loan and Security Agreement (the “Amendment”), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from to time to time party thereto, including City National Bank. The Amendment amends the Credit Facility to, among other things, (i) provide for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1 to 1; (ii) provide for a total leverage ratio (the ratio of total debt to equity) of 1.4 to 1, which replaces the prior 1-to-1 leverage ratio; and (iii) provide for a minimum utilization fee of 2.50% that will be payable on unused commitments below $16.5 million at any time that Company’s unsecured longer-term indebtedness (which is currently $28.8 million) exceeds $30 million.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended March 31, 2019

Portfolio Company	Type of Investment (4) (5) (12) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2019 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(10) (13)	$(10,890)	$—	$—	$684,311	$—	$(10,890)	$673,421

Infinite Care, LLC	Senior Secured Term Loan, due 02/2019 (14.50%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(8) (15)	—	67,000	—	3,948,000	67,000	—	4,015,000

	Revolving Line of Credit, due 02/2019 (14.50%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		—	(3,500)	—	3,716,000	—	(3,500)	3,712,500

	Membership Interest (100% membership interests)	(7)	—	—	—	—	—	—	—

Total More Than 25% Owned Portfolio Companies			$(10,890)	$63,500	$—	$8,348,311	$67,000	$(14,390)	$8,400,921

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(17)	$—	$(30,797)	$199,386	$6,328,000	$31,392	$(105,799)	$6,253,593

	Revolving Line of Credit, due 07/2022 (10.63%; 3M LIBOR + 8.00%)		—	—	21,229	700,000	250,000	—	950,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)	(7)	—	(89,000)	—	395,000	—	(89,000)	306,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (13)	—	—	70,985	636,000	—	—	636,000

Portfolio Company	Type of Investment (4) (5) (12) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2019 Value
National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (12.51%; 1M LIBOR + 10.00%)	(17)	—	19,946	221,764	6,911,000	24,727	(43,909)	6,891,818

	Class A Membership Interest (163,296 Units)	(7) (11)	—	222,945	—	973,500	358,516	—	1,332,016

Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash + 6.50% PIK)	(16)	—	(84,093)	455,541	10,223,500	175,093	(84,093)	10,314,500

	Revolving Line of Credit, due 12/2019 (15.00%)	(9)	—	(1,000)	56,250	1,497,500	—	(1,000)	1,496,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(14)	—	(27,231)	123,653	3,341,000	5,981	(70,981)	3,276,000

	Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	34,386	1,336,097	200,000	—	1,536,097

	Common Stock (90 Shares)	(7)	—	(72,000)	—	188,500	—	(72,000)	116,500

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$—	$(61,230)	$1,183,194	$32,530,097	$1,045,709	$(466,782)	$33,109,024

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at March 31, 2019.

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

(9)
The interest rate on the revolver is 11% prior to and following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from 6/1/18 until expiration of the interim advance.

(10)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.

(11)
During the three months ended March 31, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.

(12)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 5% of the Company's total assets
(13)	Industry: Aerospace & Defense
(14)	Industry: Capital Equipment
(15)	Industry: Healthcare & Pharmaceuticals
(16)	Industry: Metals & Mining
(17)	Industry: Construction & Building
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.

As of March 31, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$38,004,992	$38,446,008	37.8%	51.3%
Equity	9,354,602	3,063,937	3.0%	4.1%
Total	$47,359,594	$41,509,945	40.8%	55.4%

The rate type of affiliate debt investments at fair value as of March 31, 2019 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,316,890	$18,064,593	17.8%	24.1%
Floating Rate	19,688,102	20,381,415	20.0%	27.2%
Total	$38,004,992	$38,446,008	37.8%	51.3%

The industry composition of affiliate investments at fair value as of March 31, 2019 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,063,178	$1,309,421	1.3%	1.7%
Capital Equipment	4,990,474	4,928,597	4.8%	6.6%
Construction & Building	14,872,015	15,733,427	15.5%	21.0%
Healthcare & Pharmaceuticals	12,745,702	7,727,500	7.6%	10.3%
Metals & Mining	13,688,225	11,811,000	11.6%	15.8%
Total	$47,359,594	$41,509,945	40.8%	55.4%

The geographic concentrations of affiliate investments at fair value as of March 31, 2019 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$25,284,006	$20,879,931	20.5%	27.8%
Northeast	13,688,225	11,811,000	11.6%	15.8%
South	8,387,363	8,819,014	8.7%	11.8%
Total	$47,359,594	$41,509,945	40.8%	55.4%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
More than 25% Owned
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11) (18)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(11) (19)	(241,963)	27,424	38,144	829,849	96,424	(241,962)	684,311

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (14.51%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,940,646	—	3,492,000	3,221,067	(2,765,067)	3,948,000

	Revolving Line of Credit, due 2/2019 (14.51%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor		—	(3,000)	—	2,065,000	1,654,000	(3,000)	3,716,000

	Membership Interest (100% membership interests)	(7) (8)	—	(2,649,000)	—	—	2,649,000	(2,649,000)	—

Total More Than 25% Owned Portfolio Companies			$(85,616)	$188,649	$130,935	$6,714,270	$7,620,491	$(5,986,450)	$8,348,311

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$60,205	$758,954	$—	$6,503,278	$(175,278)	$6,328,000

	Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(6)	—	—	56,288	—	835,000	(135,000)	700,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	245,000	—	—	395,000	—	395,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	222,925	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan	(6) (14) (18)	—	—	279,923	2,859,272	—	(2,859,272)	—

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
	Revolving Line of Credit	(18)	—	—	—	—	—	—	—

	Common Stock (950 Shares)	(7) (18)	259,506	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(15)	—	(93,583)	1,734,426	9,652,000	647,967	(76,467)	10,223,500

	Revolving Line of Credit, due 12/2019 (15.00%)	(9)	—	15,500	231,500	1,482,000	165,500	(150,000)	1,497,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(12)	—	(94,673)	489,831	3,500,000	—	(159,000)	3,341,000

	Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	111,697	886,097	450,000	—	1,336,097

	Common Stock (90 Shares)	(7)	—	(162,500)	—	351,000	—	(162,500)	188,500

WorkWell, LLC	Senior Secured Term Loan	(13) (18)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Stock (250,000 Shares)	(18)	(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Stock (250,000 Shares)	(18)	—	—	—	—	—	—	—

Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$(626,136)	$(821,837)	$3,885,544	$25,983,871	$10,031,479	$(11,369,753)	$24,645,597

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2018.

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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(18)	The Company exited its investment in this portfolio company 2018.
(19)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.

(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.

As of December 31, 2018, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,660,353	$31,090,097	32.8%	39.7%
Equity	8,618,588	1,903,811	2.0%	2.4%
Total	$39,728,941	$32,993,908	34.8%	42.1%

The rate type of affiliate debt investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,185,407	$18,049,000	19.1%	23.1%
Floating Rate	12,474,946	13,041,097	13.7%	16.6%
Total	$30,660,353	$31,090,097	32.8%	39.7%

The industry composition of affiliate investments at fair value as of December 31, 2018 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,074,068	$1,320,311	1.4%	1.7%
Capital Equipment	4,828,244	4,865,597	5.1%	6.2%
Construction & Building	7,117,795	7,423,000	7.8%	9.4%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
Metals & Mining	13,513,132	11,721,000	12.4%	15.0%
Total	$39,278,941	$32,993,908	34.8%	42.1%

The geographic concentrations of affiliate investments at fair value as of December 31, 2018 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,573,946	$12,529,597	13.2%	16.0%
Northeast	13,513,132	11,721,000	12.4%	15.0%
South	8,191,863	8,743,311	9.2%	11.1%
Total	$39,278,941	$32,993,908	34.8%	42.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we are required to comply with certain regulatory requirements. For instance, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

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

Portfolio

Portfolio Composition

As of March 31, 2019, we had $101.7 million (at fair value) invested in 25 portfolio companies. As of March 31, 2019, our portfolio was comprised of approximately 68.5% senior secured debt, 25.2% junior secured debt and 6.3% equity and equity-like investments.

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 portfolio companies. As of December 31, 2018, our portfolio was comprised of approximately 57.5% senior secured debt, 35.0% junior secured debt and 7.5% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$69,240,369	$69,724,357	$54,049,633	$54,609,097
Junior Secured Debt	26,466,654	25,600,000	34,027,362	33,231,424
Equity	10,699,365	6,376,413	10,805,799	7,073,341
Total Investments	$106,406,388	$101,700,770	$98,882,794	$94,913,862

At March 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $3.7 million and $3.7 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $12.1 million and $11.8 million, respectively. At December 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.9 million and $11.7 million, respectively.

At March 31, 2019, 66.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 34.0% of our debt investments bore interest at fixed rates. At December 31, 2018, 54.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.5% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of March 31, 2019 and December 31, 2018, was approximately 14.5% and 14.8%, respectively. The weighted average effective yield on the entire portfolio, as of March 31, 2019 and December 31, 2018, was 12.2% and 12.7%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of March 31, 2019 because they were on non-accrual status as of that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 because it was on non-accrual status on that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three months ended March 31, 2019 and March 31, 2018 is summarized in the table below.

	Three Months Ended March 31,
	2019	2018
PIK, beginning of period	$3,123,501	$3,852,636
Accrual	206,634	363,919
Payments	(42,636)	—
Write-off	—	(116,574)
PIK, end of period	$3,287,499	$4,099,981

Investment Activity

During the three months ended March 31, 2019, we closed $21.0 million of debt investment commitments and $0.2 million of equity investments in five new and two existing portfolio companies. During the three months ended March 31, 2018, we closed $7.8 million of debt investment commitments and $0.1 million of equity investments in one new and four existing portfolio companies

During the three months ended March 31, 2019, we exited $10.4 million of debt investment commitments and $0.2 million of equity investments in four portfolio companies. During the three months ended March 31, 2018, we exited $6.8 million of debt investment commitments in two portfolio companies.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2019			As of December 31, 2018
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$18.9	19.8%	3	$28.2	32.1%	5
2	47.5	49.8%	11	30.7	35.0%	7
3	18.4	19.3%	3	18.4	21.0%	3
4	2.8	3.0%	1	2.8	3.2%	1
5	7.7	8.1%	1	7.7	8.7%	1
	$95.3	100.0%	19	$87.8	100.0%	17

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of March 31, 2019, we had two loans on non-accrual status (our senior secured debt investment in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)) which comprised 10.7% of our debt investments at cost. As of December 31, 2018, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 8.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

Results of Operations

An important measure of our financial performance is the net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss and net change in unrealized appreciation or depreciation. Net investment income is the difference between our income from interest, distributions, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain or loss on investments is generally the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation or depreciation on investments is the net unrealized change in the fair value of our investment portfolio.

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

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

Investment income for the three months ended March 31, 2019 totaled $3.0 million, compared to investment income of $3.7 million for the three months ended March 31, 2018. Investment income for the three months ended March 31, 2019 was comprised of $2.4 million in cash interest, $0.2 million in PIK interest, $0.3 million in fees earned on the investment portfolio, and $0.1 million in other income. Investment income for the three months ended March 31, 2018 was comprised of $3.1 million in cash interest, $0.4 million in PIK interest, $0.2 million in fees earned on the investment portfolio, and $0.1 million of other income. The decrease in investment income in the three months ended March 31, 2019 is primarily attributable a smaller investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the three months ended March 31, 2018.

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

Operating expenses totaled $2.3 million for the three months ended March 31, 2019, compared to $2.5 million for the three months ended March 31, 2018. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The decrease in operating expenses was primarily due to higher professional fees and general and administrative costs incurred during the three months ended March 31, 2018 relating to the material weakness identified by management at December 31, 2017, coupled with a decrease in interest expense (due to a decrease in borrowings throughout the the three months ended March 31, 2019 due to a lower portfolio balance) and a decrease in management fees expense (due to the aforementioned lower portfolio balance).

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by us. During the three months ended March 31, 2018 we incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors agreed to reimburse us approximately $0.4 million of those expenses. We are under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing us. Net of expenses reimbursed by HCAP Advisors, we incurred approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that we do not expect to recur in the future. HCAP Advisors did not voluntarily waive and/or reimburse expenses incurred by us during the three months ended March 31, 2019.

Interest expense decreased due to a lower average outstanding debt balance during the three months ended March 31, 2019, compared to March 31, 2018.

Administrative services expense was $0.4 million for the three months ended March 31, 2019, compared to $0.3 million for the three months ended March 31, 2018.

Base management fees for the three months ended March 31, 2019 was $0.5 million, compared to $0.6 million for the three months ended March 31, 2018. The decrease in base management fees is attributable to a smaller average amount of gross investments outstanding during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

We did not incur any incentive management fees for the three months ended March 31, 2019 or for the three months ended March 31, 2018. This is primarily a result of the pre-incentive fee net investment income not exceeding the hurdle rate for both periods. We only incur an incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. The Company's pre-incentive fee net investment income return failed to meet this hurdle rate for both the three months ended March 31, 2019 and March 31, 2018. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Net Investment Income

For the three months ended March 31, 2019, net investment income was $0.8 million, compared to $1.2 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net investment income per share was $0.12 compared to $0.19 for the three months ended March 31, 2018.

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

We recognized $35,410 in net realized gains on our investments for the three months ended March 31, 2019, compared to $0.9 million of realized losses on our investments in the three months ended March 31, 2018. A summary of realized gains and losses for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Flight Lease VII, LLC (Common Equity Interest)	$(10,890)	$—
Flight Lease XIII, LLC (Common Equity Interest)	(23,680)	—
Mercury Network, LLC (Common Equity Units)	69,980	—
Northeast Metal Works LLC (Preferred Equity Interest)	—	398
WorkWell, LLC (Senior Secured Term Loan)	—	(636,050)
WorkWell, LLC (Preferred Equity Interest)	—	(249,990)
Net realized gains (losses)	$35,410	$(885,642)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.7) million for the three months ended March 31, 2019 and $1.7 million for the three months ended March 31, 2018.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $0.1 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. The $2.0 million net decrease in net assets resulting from operations for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily attributable to a decrease in investment income (attributed to a lower income-earning portfolio and a lower effective yield) and an increase in unrealized depreciation, offset by lower operating expenses (including lower interest expense due to lower borrowings outstanding) and an increase in realized gains.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $2.1 million for the three months ended March 31, 2019 and provided cash of $0.6 million for the three months ended March 31, 2018, primarily in connection with investment exits and fundings of new investments.

Our financing activities used cash of $15.5 million for the three months ended March 31, 2019 and used cash of $10.0 million for the three months ended March 31, 2018. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to shareholders and net borrowings on our Credit Facility.

Our liquidity and capital resources are derived from our Credit Facility and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2019 to date and all of 2018, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not obtained.

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

Also, as a BDC, we are generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company was changed from 200% to 150% effective May 4, 2019. This requirement limits the amount that we may borrow. As of March 31, 2019, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $33.8 million, and our asset coverage, as defined in the 1940 Act, was 322%. As of December 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.8 million, and our asset coverage, as defined in the 1940 Act, was 271%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2019 and December 31, 2018, we had cash and restricted cash of $11.2 million and $28.8 million, respectively.

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
As of March 31, 2019 and December 31, 2018, the outstanding balance on the $55.0 million Credit Facility was $5.0 million and $17.0 million, respectively.

Notes Offering

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of March 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019, our only off-balance sheet arrangements consisted of $0.9 million of unfunded revolving line of credit commitments to two of our portfolio companies.  As of December 31, 2018, our only off-balance sheet arrangements consisted of $1.4 million of unfunded revolving line of credit commitments to three of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an an independent external valuation firm to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

Recent Developments

Since March 31, 2019, and through May 13, 2019, we repurchased 19,775 shares of our common stock at an average price of $10.59 per share. With those shares repurchased in the second quarter of 2019, the Company reached the 250,000 total share limit under the stock repurchase program authorized by our board of directors in November 2018.

On April 4, 2019, we sold our senior secured term loan in Dell International L.L.C. and received approximately $3.0 million in sale proceeds.

On April 9, 2019, we made a $0.3 million equity contribution to Infinite Care, LLC.

On April 15, 2019, we increased our equity investment in National Program Management & Project Controls, LLC, with a $0.3 million pro-rata increase through an add-on funding to purchase Class A units.

On May 2, 2019, our board of directors authorized an open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to 250,000 shares in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of our outstanding common stock.

On May 3, 2019, we declared monthly distributions of $0.08 per share payable on each May 30, 2019, June 27, 2019, and July 25, 2019.

Effective May 4, 2019, the asset coverage ratio applicable to us decreased from 200% to 150%as a result of the board of directors' approval in May 2018 of the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as modified by the Small Business Credit Availability Act.

On May 10, 2019, we entered into an Eighth Amendment to Loan and Security Agreement (the “Amendment”), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from to time to time party thereto, including City National Bank. The Amendment amends the Credit Facility to, among other things, (i) provide for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1 to 1; (ii) provide for a total leverage ratio (the ratio of total debt to equity) of 1.4 to 1, which replaces the prior 1-to-1 leverage ratio; and (iii) provide for a minimum utilization fee of 2.50% that will be payable on unused commitments below $16.5 million at any time that our unsecured longer-term indebtedness (which is currently $28.8 million) exceeds $30 million.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the three months ended March 31, 2019, nineteen of our debt investments, or 66.0%, of the fair value of our portfolio bore interest at floating rates. For the three months ended March 31, 2018, seventeen loans, or 50.1%, of the fair value of the portfolio bore interest at floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by approximately $0.7 million. Alternatively, a hypothetical one percent decrease in LIBOR would decrease our net investment income by approximately $0.6 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There has been no material change in the information provided under the heading "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition, and/or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we issued a total of 7,722 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $0.1 million for the three months ended March 31, 2019.

On November 1, 2018, our board of directors authorized an open market stock repurchase program. Pursuant to our program, we are authorized to repurchase up to 250,000 shares in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock or any particular amount will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of June 30, 2019 or the repurchase of 250,000 shares of our outstanding common stock.

During the three months ended March 31, 2019, the Company made the following repurchases pursuant to the repurchase plan:

Month (1)	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Remaining Shares That May Yet Be Purchased Under Plan (1)
January 1 - January 31	47,537	$10.74	47,537	162,999
February 1 - February 28	26,336	10.28	26,336	136,663
March 1 - March 31	116,888	10.46	116,888	19,775
	190,761	$10.50	190,761

(1)
Subsequent to March 31, 2019, the Company repurchased an additional 19,775 shares of its common stock pursuant to the stock repurchase program at an average price of $10.59 per share. As of May 12, 2019, the 250,000 share limit under the share repurchase program authorized by our board of directors in November 2018 has been met, but on May 2, 2019, our board of directors renewed our share repurchase program as described under "Recent Developments" in Item 2 above.

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

10.1
Eighth Amendment to Loan and Security Agreement, dated as of May 10, 2019, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K filed on May 10, 2019).

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

HARVEST CAPITAL CREDIT CORPORATION

Date: May 14, 2019	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: May 14, 2019	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)