Form 10-Q
period 2019-06-30
Harvest Capital Credit Corp
filed 2019-08-08
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 8, 2019 was 6,070,033.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $54,221,536 at 6/30/19 and $59,603,853 at 12/31/18)	$55,414,945	$61,919,954
Affiliated investments, at fair value (cost of $48,210,903 at 6/30/19 and $25,848,928 at 12/31/18)	47,447,273	24,645,597
Control investments, at fair value (cost of $13,719,123 at 6/30/19 and $13,430,013 at 12/31/18)	7,802,027	8,348,311
Cash	15,575,300	26,963,310
Restricted cash	1,732,874	1,812,238
Interest receivable	778,938	721,195
Accounts receivable – other	142,082	178,883
Deferred financing costs	522,086	623,442
Other assets	233,249	106,771
Total assets	$129,648,774	$125,319,701

LIABILITIES:
Revolving line of credit	$27,000,000	$17,000,000
2022 Notes (net of deferred offering costs of $724,309 at 6/30/19 and $821,879 at 12/31/18)	28,025,691	27,928,121
Payable for securities purchased	200,000	—
Accrued interest payable	142,422	115,919
Accounts payable - base management fees	539,727	531,628
Accounts payable - incentive management fees	—	361,090
Accounts payable - administrative services expenses	350,000	366,667
Accounts payable and accrued expenses	522,174	620,312
Total liabilities	56,780,014	46,923,737

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,569,661 issued and 6,126,724 outstanding at 6/30/19 and 6,554,010 issued and 6,372,581 outstanding at 12/31/18	6,570	6,554
Capital in excess of common stock	92,426,143	92,270,273
Treasury shares, at cost, 442,937 and 181,429 shares at 6/30/19 and 12/31/18, respectively	(4,702,931)	(1,956,055)
Accumulated over distributed earnings	(14,861,022)	(11,924,808)
Total net assets	72,868,760	78,395,964
Total liabilities and net assets	$129,648,774	$125,319,701

Common stock outstanding	6,126,724	6,372,581

Net asset value per common share	$11.89	$12.30

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,349,743	$2,390,700	$2,830,855	$4,715,816
Cash - affiliated investments	1,100,708	811,059	2,061,654	1,517,630
Cash - control investments	—	47,546	—	130,934
PIK - non-affiliated/non-control investments	18,647	141,785	30,766	337,827
PIK - affiliated investments	187,598	182,426	382,112	350,303
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	200,200	440,680	427,062	631,713
Affiliated investments	34,423	18,245	57,155	34,086
Total interest income	2,891,319	4,032,441	5,789,604	7,718,309
Other income	102,987	22,557	242,946	77,473
Total investment income	2,994,306	4,054,998	6,032,550	7,795,782

Expenses:
Interest expense - revolving line of credit	92,295	150,335	102,781	289,174
Interest expense - unused line of credit	92,135	82,481	193,884	164,136
Interest expense - deferred financing costs	55,629	57,590	110,640	112,711
Interest expense - 2022 Notes	440,235	440,235	880,470	880,470
Interest expense - deferred offering costs	49,210	45,856	97,570	90,842
Total interest expense	729,504	776,497	1,385,345	1,537,333

Professional fees	297,546	209,382	817,880	1,241,669
General and administrative	236,619	283,062	491,572	573,348
Base management fees	539,727	605,237	1,034,573	1,185,880
Incentive management fees	—	187,293	—	187,293
Administrative services expense	350,000	366,666	700,000	666,666
Total expenses, before reimbursement	2,153,396	2,428,137	4,429,370	5,392,189

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	(11,279)	—	(449,835)

Total expenses, after reimbursement	2,153,396	2,416,858	4,429,370	4,942,354

Net Investment Income, before taxes	840,910	1,638,140	1,603,180	2,853,428

Current income tax expense	—	32,833	—	32,833

Net Investment Income, after taxes	840,910	1,605,307	1,603,180	2,820,595

Net realized gains (losses):
Non-affiliated / Non-control investments	6,151	—	52,451	—
Affiliated investments	20,750	—	20,750	(885,642)
Control investments	—	156,347	(10,890)	156,347
Net realized gains (losses)	26,901	156,347	62,311	(729,295)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	49,377	68,338	(689,578)	122,681
Affiliated investments	67,816	(297,157)	6,586	1,484,312
Control investments	(898,894)	(193,601)	(835,394)	(289,064)
Net change in unrealized appreciation (depreciation) on investments	(781,701)	(422,420)	(1,518,386)	1,317,929
Total net unrealized and realized gains (losses) on investments	(754,800)	(266,073)	(1,456,075)	588,634

Provision for taxes on unrealized gains on investments	$—	$(523,478)	—	(523,478)
Net increase in net assets resulting from operations	$86,110	$815,756	$147,105	$2,885,751

Net investment income per share	$0.14	$0.25	$0.26	$0.44
Net increase in net assets resulting from operations per share	$0.01	$0.13	$0.02	$0.45
Weighted average shares outstanding (basic and diluted)	6,161,052	6,390,521	6,231,496	6,413,869

 See accompanying notes to unaudited financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended June 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of March 31, 2019	6,189,542	$6,562	$92,347,663	$(3,959,962)	$(13,468,725)	$74,925,538
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	840,910	840,910
Net realized gains	—	—	—	—	26,901	26,901
Net change in unrealized depreciation on investments	—	—	—	—	(781,701)	(781,701)
Distributions to shareholders (2):
Distributions	—	—	—	—	(1,478,407)	(1,478,407)
Capital share transactions
Reinvestment of dividends	7,929	8	78,480	—	—	78,488
Share repurchases	(70,747)	—	—	(742,969)	—	(742,969)
Total increase (decrease) for the three months ended June 30, 2019	(62,818)	8	78,480	(742,969)	(1,392,297)	(2,056,778)
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760

	Common Stock
Three Months Ended June 30, 2018	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings (1)	Total Net Assets
Balance as of March 31, 2018	6,401,175	$6,528	$93,132,713	$(1,421,951)	$(10,421,353)	$81,295,937
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	1,605,307	1,605,307
Net realized gains	—	—	—	—	156,347	156,347
Net change in unrealized depreciation on investments	—	—	—	—	(422,420)	(422,420)
Provision for taxes on unrealized gains on investments					(523,478)	(523,478)
Distributions to shareholders (2):
Distributions	—	—	—	—	(1,820,978)	(1,820,978)
Capital share transactions
Reinvestment of dividends	8,695	9	85,276	—	—	85,285
Share repurchases	(14,678)	—	—	(151,506)	—	(151,506)
Write-off of deferred offering costs	—	—	(146,446)	—	—	(146,446)
Total increase (decrease) for the three months ended June 30, 2018	(5,983)	9	(61,170)	(151,506)	(1,005,222)	(1,217,889)
Balance as of June 30, 2018	6,395,192	$6,537	$93,071,543	$(1,573,457)	$(11,426,575)	$80,078,048

	Common Stock
Six Months Ended June 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	1,603,180	1,603,180
Net realized gains	—	—	—	—	62,311	62,311
Net change in unrealized depreciation on investments	—	—	—	—	(1,518,386)	(1,518,386)
Distributions to shareholders (2):
Distributions	—	—	—	—	(3,083,319)	(3,083,319)
Capital share transactions
Reinvestment of dividends	15,651	16	155,870	—	—	155,886
Share repurchases	(261,508)	—	—	(2,746,876)	—	(2,746,876)
Total increase (decrease) for the six months ended June 30, 2019	(245,857)	16	155,870	(2,746,876)	(2,936,214)	(5,527,204)
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760

	Common Stock
Six Months Ended June 30, 2018	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings (1)	Total Net Assets
Balance as of December 31, 2017	6,457,588	$6,520	$93,043,208	$(724,039)	$(10,544,260)	$81,781,429
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	2,820,595	2,820,595
Net realized losses	—	—	—	—	(729,295)	(729,295)
Net change in unrealized appreciation on investments	—	—	—	—	1,317,929	1,317,929
Provision for taxes on unrealized gains on investments					(523,478)	(523,478)
Distributions to shareholders (2):
Distributions	—	—	—	—	(3,768,066)	(3,768,066)
Capital share transactions
Reinvestment of dividends	17,179	17	174,781	—	—	174,798
Share repurchases	(79,575)	—	—	(849,418)	—	(849,418)
Write-off of deferred offering costs	—	—	(146,446)	—	—	(146,446)
Total increase (decrease) for the six months ended June 30, 2018	(62,396)	17	28,335	(849,418)	(882,315)	(1,703,381)
Balance as of June 30, 2018	6,395,192	$6,537	$93,071,543	$(1,573,457)	$(11,426,575)	$80,078,048

(1)	The following tables provide a reconciliation of the components of accumulated over distributed earnings to conform to the current period presentation:

	Undistributed Net Investment income	Accumulated Realized Losses on Investments	Net Unrealized Depreciation on Investments	Accumulated Over Distributed Earnings
Balance as of March 31, 2018	$1,187,914	$(9,809,603)	$(1,799,664)	$(10,421,353)
Net increase in net assets resulting from operations:
Net investment income	1,605,307	—	—	1,605,307
Net realized gains on investments	—	156,347	—	156,347
Net change in unrealized appreciation on investments	—	—	(422,420)	(422,420)
Provision for taxes on unrealized gains on investments	—	—	(523,478)	(523,478)
Distributions to shareholders:
Distributions	(1,820,978)	—	—	(1,820,978)
Balance as of June 30, 2018	$972,243	$(9,653,256)	$(2,745,562)	$(11,426,575)

	Undistributed Net Investment income	Accumulated Realized Losses on Investments	Net Unrealized Depreciation on Investments	Accumulated Over Distributed Earnings
Balance as of December 31, 2017	$1,919,713	$(8,923,961)	$(3,540,012)	$(10,544,260)
Net increase in net assets resulting from operations:
Net investment income	2,820,595	—	—	2,820,595
Net realized losses on investments	—	(729,295)	—	(729,295)
Net change in unrealized appreciation on investments	—	—	1,317,929	1,317,929
Provision for taxes on unrealized gains on investments	—	—	(523,479)	(523,479)
Distributions to shareholders:
Distributions	(3,768,065)	—	—	(3,768,065)
Balance as of June 30, 2018	$972,243	$(9,653,256)	$(2,745,562)	$(11,426,575)

(2)
Distributions exceeded net investment income for the three months ended June 30, 2019 and 2018 in the amount of $637,497 and $215,671, respectively. Distributions exceeded net investment income for the six months ended June 30, 2019 and 2018 in the amount of $1,480,139 and $947,471, respectively.See Dividends and Distributions Policy in Note 2.

 See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$147,105	$2,885,751
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid in kind income	(412,878)	(688,130)
Paid in kind income collected	87,065	21,269
Net realized losses (gains) on investments	(62,311)	729,295
Net change in unrealized appreciation (depreciation) of investments	1,518,386	(1,317,929)
Provision for taxes on unrealized gains on investments	—	523,478
Amortization of fees, discounts and premiums, net	(484,217)	(665,799)
Amortization of deferred financing costs	110,640	112,711
Amortization of deferred offering costs	97,570	90,842
Proceeds from sales of investments	6,078,795	331,710
Purchase of investments (net of loan origination and other fees)	(36,756,865)	(13,012,633)
Proceeds from principal payments	14,190,434	9,616,874
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	(57,743)	(153,144)
Increase in accounts receivable - other and other assets	1,529	(261,859)
Increase (decrease) in accrued interest payable	26,503	(3,192)
Increase (decrease)in accounts payable and other liabilities	(267,796)	264,910

Net cash used in operating activities	(15,783,783)	(1,525,846)

Cash flows from financing activities:
Borrowings on revolving credit facility	40,000,000	44,000,000
Repayment of borrowings on revolving credit facility	(30,000,000)	(37,721,853)
Financing costs	(9,282)	(24,816)
Repurchased shares (held in Treasury Stock)	(2,746,876)	(849,418)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $155,886 and $174,798, respectively)	(2,927,433)	(3,593,268)

Net cash provided by financing activities	4,316,409	1,810,645

Net increase (decrease) in cash during the period	(11,467,374)	284,799

Cash at beginning of period	28,775,548	11,464,437

Cash at end of period (1)	$17,308,174	$11,749,236

Non-cash operating activities:
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$186,970	$—
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Junior Secured Term Loan	$446,494	$—
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$950,000	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$155,886	$174,798

Write-off of deferred offering costs	$—	$146,446

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,150,631	$1,336,972
Cash paid during the period for taxes	$36,431	$39,840

(1) Consists of cash and restricted cash of $15,575,300 and $1,732,874, respectively, at June 30, 2019, and $8,375,062 and $3,374,174, respectively at June 30, 2018.

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of June 30, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.3%)*	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.50%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (10)	$3,950,002	$3,939,992	$3,871,002
					3,950,002	3,939,992	3,871,002

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	188,200
						125,000	188,200

CP Holding Co., Inc. (Choice Pet) (3.9%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(11)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Deluxe Entertainment Services Group Inc.(6.2%)*	01/2019	Media: Diversified & Production	Senior Secured Term Loan, due 02/2020 (8.08%; LIBOR + 5.50%)		4,716,026	4,343,907	4,343,907
			Senior Secured Term Loan, due 02/2020 (8.58%; LIBOR + 6.00%)		210,938	192,549	192,549
					4,926,964	4,536,456	4,536,456

Flavors Holdings, Inc. (5.3%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.33%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,934,208	3,830,000
					4,000,000	3,934,208	3,830,000

Fox Rent A Car, Inc. (1.3%)*	10/2014	Automotive	Common Equity Warrants (102 shares)			—	918,000
						—	918,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.58%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,962,162	2,536,500
					3,000,000	2,962,162	2,536,500

General Nutrition Centers, Inc. (5.7%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (11.20%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,177,807	4,177,807
					4,326,812	4,177,807	4,177,807

KC Engineering & Construction Services, LLC (2.6%)*	10/2017	Environmental Industries	Class A Membership Interest (105,784 Units)	(6)		664,392	1,859,822
						664,392	1,859,822

Peerless Media, LLC (6.6%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.44%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		4,835,712	4,799,409	4,799,409
			Revolving Line of Credit, due 08/2020 (1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)	(4)	—	—	—
					4,835,712	4,799,409	4,799,409

ProAir Holdings Corporation (8.8%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,427,907	6,387,000
					6,500,000	6,427,907	6,387,000

Regional Engine Leasing, LLC (3.6%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		2,655,215	2,635,130	2,655,000
			Residual Value	(3)		102,421	—
					2,655,215	2,737,551	2,655,000

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
Safety Services Acquisition Corp. (6.6%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.38%; 3M LIBOR + 8.00% with a 1.00% LIBOR floor)	(5)	4,656,250	4,648,827	4,656,250
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					4,656,250	4,748,827	4,829,250

Shannon Specialty Floors, LLC (3.5%)*	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (13.10%; 3M LIBOR + 10.50% with a 1.00% LIBOR floor)	(5)	2,617,477	2,584,209	2,538,000
					2,617,477	2,584,209	2,538,000

Surge Busy Bee Holdings, LLC (9.6%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.41%; 1M LIBOR + 10.00%)		4,468,750	4,315,116	4,339,499
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,424,563	2,360,072	2,329,000
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	316,000
					6,893,313	6,828,138	6,984,499

Water-Land Manufacturing & Supply, LLC (3.4%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.88%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,457,178	2,462,000
					2,500,000	2,457,178	2,462,000

World Business Lenders, LLC (0.0%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$53,761,597	$54,221,536	$55,414,945

Affiliate Investments
Coastal Screen and Rail, LLC (10.4%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$7,240,625	$7,115,026	$7,123,536
			Revolving Line of Credit, due 07/2022 (10.32%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	388,000
					7,340,625	7,365,026	7,611,536

Flight Lease XII, LLC (0.9%)*	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Kleen-Tech Acquisition, LLC (10.1%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash/2.00% PIK)		7,232,917	6,901,318	6,901,318
			Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash/2.00% PIK)	(4)	—	—	—
			Common Equity Units (13.51% fully diluted)	(6)		250,000	250,000
			Common Equity Warrants (8.50% Common Equity)	(6)		186,970	186,970
					7,232,917	7,338,288	7,338,288

National Program Management & Project Controls, LLC (15.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.41%; 1M LIBOR + 10.00%)		6,860,283	6,771,783	6,858,401
			Class A Membership Interest (574,392 Units)	(6)		2,791,241	4,147,000
					6,860,283	9,563,024	11,005,401

Northeast Metal Works, LLC (13.8%)*	09/2014	Metals & Mining	Junior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash/4.00% PIK)	(12)	11,201,886	11,190,987	10,057,000
	05/2017		Preferred Equity Interest (2,368 Class A Units; 12.0% cumulative preferred return)	(6) (12)		1,515,520	—
					11,201,886	12,706,507	10,057,000

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value

Slappey Communications, LLC (8.1%)	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor)		5,815,003	5,695,548	5,695,548
			Revolving Line of Credit, due 05/2023 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(4)	—	—	—
			Common Equity Units (7.74% fully diluted)	(6)		200,000	200,000
					5,815,003	5,895,548	5,895,548

V-Tek, Inc. (6.7%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.63%; 3M LIBOR + 11.00%)		3,325,000	3,266,656	3,239,000
			Revolving Line of Credit, due 03/2021 (9.13%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,535,500
			Common Stock (90 Shares)	(6)		150,000	129,000
					4,861,097	4,952,753	4,903,500
Subtotal Affiliate Investments					$43,311,811	$48,210,903	$47,447,273

Control Investments
Flight Lease VII, LLC (0.9%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$673,421	$685,527
						673,421	685,527

Infinite Care, LLC (9.7%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.40%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,782,404	3,377,702	3,402,000
			Revolving Line of Credit, due 02/2019 (14.40%; 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,719,000	3,719,000	3,714,500
			Membership Interest (100% membership interests)	(6)		5,949,000	—
					8,501,404	13,045,702	7,116,500
Subtotal Control Investments					$8,501,404	$13,719,123	$7,802,027

Total Investments at 6/30/19 (151.9%) *					$105,574,812	$116,151,562	$110,664,245

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on June 30, 2019 or, if higher, the applicable LIBOR floor.

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
(7)
Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of June 30, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019.  ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto.  In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale.  The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of June 30, 2019.
Refer to Note 12 in the accompanying notes to the unaudited consolidated financial statements for summarized financial information for ICC for both the three and six months ended June 30, 2019 and June 30, 2018.

(8)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, total approximately 1.3% of the Company's total assets.

(9)
This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the six months ended June 30, 2019, the Company recognized an impairment charge of $10,890, which is presented in the net realized gains (losses) - control investments balance on the Consolidated Statement of Operations.

(10)
This portfolio company is in covenant default as of June 30, 2019 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the six months ended June 30, 2019.

(11)
This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment. As such, this loan is on non-accrual status as of June 30, 2019. In addition, management determined as of June 30, 2019, that the contractual interest payments, including the deferred interest, was no longer collectible and, as a result, reversed the interest payment that had previously been viewed as collectible under the circumstances and accrued.

(12)
On May 22, 2019, Northeast Metal Works, LLC entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works, LLC and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender throughout the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date in which Northeast Metal Works, LLC has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of the entity. As a result, the Company has reclassified its term loan investment in Northeast Metal Works, LLC from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works, LLC paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works, LLC to a third party and recognized a realized gain of $20,750.

(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(14)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(15)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

As of June 30, 2019, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$65,955,947	$66,063,224	59.7%	90.7%
Junior Secured Debt	36,594,943	34,523,502	31.2%	47.4%
Equity	13,600,672	10,077,519	9.1%	13.8%
Total	$116,151,562	$110,664,245	100.0%	151.9%

The rate type of debt investments at fair value as of June 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$39,728,740	$38,294,854	38.1%	52.6%
Floating Rate	62,822,150	62,291,872	61.9%	85.4%
Total	$102,550,890	$100,586,726	100.0%	138.0%

The industry composition of investments at fair value as of June 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$3,800,729	$3,976,527	3.6%	5.5%
Automotive	—	918,000	0.8%	1.3%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,112,015	8,007,807	7.2%	11.0%
Capital Equipment	11,380,660	11,290,500	10.2%	15.5%
Chemicals, Plastics and Rubber	2,584,209	2,538,000	2.3%	3.5%
Construction & Building	16,928,051	18,616,937	16.8%	25.5%
Consumer Goods - Non-Durable	3,939,992	3,871,002	3.5%	5.3%
Consumer Goods - Durable	2,457,178	2,462,000	2.2%	3.4%
Environmental Industries	664,392	1,859,822	1.7%	2.6%
Healthcare & Pharmaceuticals	13,045,702	7,116,500	6.4%	9.8%
High Tech Industries	2,962,162	2,536,500	2.3%	3.5%
Media: Advertising, Printing & Publishing	4,924,409	4,987,609	4.5%	6.8%
Media: Diversified & Production	4,536,456	4,536,456	4.1%	6.2%
Metals & Mining	12,706,507	10,057,000	9.1%	13.8%
Retailer	3,098,300	2,842,000	2.6%	3.9%
Services: Business	18,915,252	19,152,037	17.4%	26.2%
Telecommunications	5,895,548	5,895,548	5.3%	8.1%
Total	$116,151,562	$110,664,245	100.0%	151.9%

The geographic concentrations at fair value as of June 30, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$44,310,050	$40,835,595	36.9%	56.0%
Northeast	42,268,570	39,099,718	35.3%	53.7%
South	23,145,035	24,341,932	22.0%	33.4%
Midwest	6,427,907	6,387,000	5.8%	8.8%
	$116,151,562	$110,664,245	100.0%	151.9%

See accompanying notes to unaudited financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2018

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.0%)*	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.38%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	$4,250,001	$4,224,975	$3,952,501
					4,250,001	4,224,975	3,952,501

Brite Media LLC (0.2%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,679
						125,000	131,679

CP Holding Co., Inc. (Choice Pet) (3.6%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Douglas Machines Corp. (4.3%)*	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,377,633	3,351,798	3,377,633
					3,377,633	3,351,798	3,377,633

Flavors Holdings, Inc. (4.9%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.80%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,922,308	3,842,000
					4,000,000	3,922,308	3,842,000

Flight Lease XIII, LLC (0.4%)*	03/2017	Aerospace & Defense	Common Equity Interest (600 Units)	(6)		253,796	295,800
						253,796	295,800

Fox Rent A Car, Inc. (1.7%)*	10/2014	Automotive	Common Equity Warrants (102 shares)			—	1,352,000
						—	1,352,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.05%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,955,675	2,771,500
					3,000,000	2,955,675	2,771,500

KC Engineering & Construction Services, LLC (2.5%)*	10/2017	Environmental Industries	Class A Membership Interest (103,414 Units)	(6)		641,711	1,939,500
						641,711	1,939,500

National Program Management & Project Controls, LLC (10.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.53%; 1M LIBOR + 10.00%)		6,937,681	6,840,054	6,911,000
			Class A Membership Interest (136,034 Units)	(6)		611,333	973,500
					6,937,681	7,451,387	7,884,500

ProAir Holdings Corporation (8.1%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,420,046	6,382,000
					6,500,000	6,420,046	6,382,000

Regional Engine Leasing, LLC (3.8%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,942,435	2,907,053	2,941,500
			Residual Value	(3)		102,421	—
					2,942,435	3,009,474	2,941,500

Safety Services Acquisition Corp. (8.9%)*	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (13.88%; 3M LIBOR + 11.00% with a 1.00% floor)	(5)	6,843,750	6,833,634	6,842,500

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					6,843,750	6,933,634	7,015,500

Shannon Specialty Floors, LLC (4.6%)*	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.93%; 3M LIBOR + 10.50% with a 1.00% LIBOR floor)	(5)	3,642,477	3,599,001	3,568,000
					3,642,477	3,599,001	3,568,000

Surge Busy Bee Holdings, LLC (9.0%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.53%; 1M LIBOR + 10.00%)		4,656,250	4,480,856	4,524,500
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,412,501	2,327,683	2,299,500
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,500
					7,068,751	6,961,489	7,067,500

Water-Land Manufacturing & Supply, LLC (3.1%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.38%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,453,154	2,453,154
					2,500,000	2,453,154	2,453,154

Wetmore Tool and Engineering Company (5.2%)*	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,042,636	4,002,105	4,042,636
					4,042,636	4,002,105	4,042,636

World Business Lenders, LLC (0.1%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)	(9)		200,000	60,551
						200,000	60,551
Subtotal Non-Control / Non-Affiliate Investments					$58,005,216	$59,603,853	$61,919,954

Affiliate Investments
Coastal Screen and Rail, LLC (9.6%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,392,068	$6,267,795	$6,328,000
	01/2018		Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(4)	700,000	700,000	700,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	395,000
					7,092,068	7,117,795	7,423,000

Flight Lease XII, LLC (0.8%)*	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Northeast Metal Works, LLC (15.0%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash + 6.50% PIK)	(8)	10,436,690	10,417,612	10,223,500
			Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,497,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					11,936,690	13,513,132	11,721,000

V-Tek, Inc. (6.2%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,412,500	3,342,147	3,341,000
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(6)		150,000	188,500
					4,748,597	4,828,244	4,865,597
Subtotal Affiliate Investments					$23,777,355	$25,848,928	$24,645,597

Control Investments
Flight Lease VII, LLC (0.8%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$684,311	$684,311
						684,311	684,311

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value

Infinite Care, LLC (9.7%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,641,335	3,377,702	3,948,000
			Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,719,000	3,719,000	3,716,000
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,360,335	12,745,702	7,664,000
Subtotal Control Investments					$8,360,335	$13,430,013	$8,348,311

Total Investments at 12/31/18 (121.1%) *					$90,142,906	$98,882,794	$94,913,862
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
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

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.

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

(12)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment.
(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(14)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.

(15)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

As of December 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$54,049,633	$54,609,097	57.5%	69.7%
Junior Secured Debt	34,027,362	33,231,424	35.0%	42.4%
Equity	10,805,799	7,073,341	7.5%	9.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$40,292,392	$39,934,269	45.5%	50.9%
Floating Rate	47,784,603	47,906,252	54.5%	61.1%
Total	$88,076,995	$87,840,521	100.0%	112.0%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,337,337	$4,557,611	4.8%	5.8%
Automotive	—	1,352,000	1.4%	1.7%
Banking, Finance, Insurance & Real Estate	200,000	60,551	0.1%	0.1%
Beverage, Food & Tobacco	3,922,308	3,842,000	4.1%	4.9%
Capital Equipment	18,602,194	18,667,866	19.7%	23.8%
Chemicals, Plastics and Rubber	3,599,001	3,568,000	3.8%	4.6%
Construction & Building	14,569,182	15,307,500	16.1%	19.5%
Consumer Goods - Non-Durable	4,224,975	3,952,501	4.2%	5.0%
Consumer Goods - Durable	2,453,154	2,453,154	2.6%	3.1%
Environmental Industries	641,711	1,939,500	2.0%	2.5%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
High Tech Industries	2,955,675	2,771,500	2.9%	3.5%
Media: Advertising, Printing & Publishing	125,000	131,679	0.1%	0.2%
Metals & Mining	13,513,132	11,721,000	12.3%	15.0%
Retailer	3,098,300	2,842,000	3.0%	3.6%
Services: Business	13,895,123	14,083,000	14.8%	18.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The geographic concentrations at fair value as of December 31, 2018 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$36,086,071	$32,955,912	34.7%	42.1%
Northeast	35,519,206	33,053,552	34.8%	42.2%
South	20,857,471	22,522,398	23.7%	28.7%
Midwest	6,420,046	6,382,000	6.8%	8.1%
	$98,882,794	$94,913,862	100.0%	121.1%

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

In August 2018, the SEC issued Final Rule Release No. 33-10532 - Disclosure Update and Simplification. This rule amends various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in stockholders' equity. This final rule became effective on November 5, 2018. The Company has adopted these amendments as currently required and these are reflected in its consolidated financial statements and related disclosures. Certain prior year information has been adjusted to conform with these amendments.

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, there were no significant changes to the Company's consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank clearing accounts with financial institutions and cash held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.

Restricted Cash

Restricted cash of $1.7 million and $1.8 million as of June 30, 2019 and December 31, 2018 respectively, was held at U.S. Bank, National Association in conjunction with the Company's senior secured revolving credit facility (the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees and expenses owed under its Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of June 30, 2019, the Company had two portfolio companies with a combined fair value of $10.0 million on non-accrual status. As of December 31, 2018, the Company had one portfolio company with a fair value of $7.7 million on non-accrual status.

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

For equity investments with contractual dividends, the Company accrues the dividend income based on the contractual obligation. The Company will not accrue the dividend income if the Company believes that the dividend income is no longer collectible, including if the portfolio company valuation indicates that such dividend income is not collectible. For equity investments without contractual dividends, dividend income will be recognized on the ex-dividend date.

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

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Consolidated Statements of Assets and Liabilities. The Company's portfolio turnover rate for the six months ended June 30, 2019 was 21.47%.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $26,901 in realized gains on its investments during the three months ended June 30, 2019 and $0.2 million of realized gains on its investments during the three months ended June 30, 2018. The Company recognized $0.1 million in net realized gains on its investments during the six months ended June 30, 2019 and $0.7 million of net realized losses on its investments during the six months ended June 30, 2018.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $0.8 million in net change in unrealized depreciation during the three months ended June 30, 2019 and $0.4 million in net change in unrealized depreciation during the three months ended June 30, 2018. The Company recognized $1.5 million in net change in unrealized depreciation during the six months ended June 30, 2019 and $1.3 million in net change in unrealized appreciation during the six months ended June 30, 2018.

 Classification of Portfolio Companies

The Company classifies its portfolio companies by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's portfolio companies by classification at June 30, 2019 and December 31, 2018, respectively.

	Number of portfolio company investments by classification
	June 30, 2019	December 31, 2018
Non-Control/Non-Affiliated	17	18
Affiliated	7	4
Control	2	2
Total	26	24

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

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 6.125% Notes due 2022 ("2022 Notes"), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of June 30, 2019 and December 31, 2018 was $0.7 million and $0.8 million, respectively. Amortization expense of the deferred offering costs was $49,210 and $45,856 for the three months ended June 30, 2019 and June 30, 2018, respectively. Amortization expense of the deferred offering costs was $0.1 million and $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2019 and December 31, 2018 was $0.5 million and $0.6 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended June 30, 2019 and June 30, 2018 was $55,629 and $57,590, respectively. Amortization expense relating to the deferred debt financing costs during the six months ended June 30, 2019 and June 30, 2018 was $0.1 million and $0.1 million, respectively.

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

During the three months ended June 30, 2019 and June 30, 2018, the Company paid distributions totaling $0.24 and $0.29 per share, respectively. During the six months ended June 30, 2019 and June 30, 2018, the Company paid distributions totaling $0.50 and $0.59, respectively.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During both the three and six months ended June 30, 2019, the Company did not incur any deferred tax expense for such temporary differences. During the three and six months ended June 30, 2018, the Company incurred a $0.5 million deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during both the three and months ended year ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recognized a $32,833 current income tax expense.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of June 30, 2019. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2015-2018 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2013-2018 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2019. The Company incurred an excise tax expense for the year ended December 31, 2018 of $8,825, relating to an under accrual for its 2017 excise tax paid in 2018.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	June 30, 2019	December 31, 2018
Revolving line of credit	$27,000,000	$17,000,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$55,750,000	$45,750,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of June 30, 2019 were 5.9% and 2.8 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2018 was 5.9% and 3.4 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million Credit Facility. The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million. The Credit Facility has a revolving period that expires on April 30, 2020. The maturity date under the Credit Facility is the earlier of (x) October 30, 2021, or (y) the date that is six (6) months prior to the maturity of any of the Company's outstanding unsecured long-term indebtedness, which, based on the Company's outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility would be October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum senior leverage ratio of 1.00 to 1.00, a maximum total leverage ratio of 1.40 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of the Company's unsecured longer-term indebtedness (as defined in the Credit Facility), which includes the 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

As of June 30, 2019 and December 31, 2018 the outstanding balance on the Credit Facility was $27.0 million and $17.0 million, respectively. As of June 30, 2019 and December 31, 2018, the Company was in compliance with its debt covenants.
2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 2022 Notes. On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of June 30, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.7 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after May 4, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of June 30, 2019 and December 31, 2018 , the Company was in compliance with its debt covenants.

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
As of June 30, 2019 and December 31, 2018, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $55.8 million and $45.8 million, respectively, and as of June 30, 2019, and December 31, 2018, the Company's asset coverage, as defined in the 1940 Act, was 231% and 271%, respectively.
Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 39.0% and 41.2% of total principal balance outstanding as of June 30, 2019 and December 31, 2018, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest and fee income from the five largest debt investments accounted for approximately 34.6% and 35.8% of total investment income for the three months ended June 30, 2019 and June 30, 2018, respectively. Interest and fee income from the five largest debt investments accounted for approximately 33.6% and 36.8% of total investment income for the six months ended June 30, 2019 and June 30, 2018, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the quarters ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares repurchased	(70,747)	$(742,969)	(14,678)	$(151,506)	(261,508)	$(2,746,876)	(79,575)	$(849,418)
Dividends reinvested	7,929	78,488	8,695	85,285	15,651	155,886	17,179	174,798
Total	(62,818)	$(664,481)	(5,983)	$(66,221)	(245,857)	$(2,590,990)	(62,396)	$(674,620)

As of June 30, 2019 and 2018, the Company had no dilutive securities outstanding.

On June 13, 2017, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of its outstanding stock in the open market. The repurchase program expired on June 30, 2018. In total, the Company repurchased 116,189 shares of its common stock for a total cost of $1.3 million under this stock repurchase program.

On November 1, 2018, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on April 4, 2019. The Company repurchased all 250,000 shares authorized by its board of directors under this stock repurchase program for a total cost of $2.6 million.

On May 2, 2019, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by the Company's management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by the Company's board of directors, the repurchase program will expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock. Through June 30, 2019, the Company has purchased 50,972 shares of its common stock under this stock repurchase program and has a total of 199,028 shares remaining to purchase.

During the three months ended June 30, 2019 the Company repurchased 70,747 shares of its common stock at an average price of $10.50 and a total cost of $0.7 million. During the three months ended June 30, 2018, the Company repurchased 14,678 shares of its common stock at an average price of $10.32, and a total cost of $0.2 million. During the six months ended June 30, 2019, the Company repurchased 261,508 shares of its common stock at an average price of $10.50 per share, and a total cost of $2.7 million. During the six months ended June 30, 2018, the Company repurchased 79,575 shares of its common stock at an average price of $10.67 per share and a total cost of $0.8 million.

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

2022 notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker "HCAPZ". As of June 30, 2019 and December 31, 2018, the fair value of the 2022 Notes was $29.6 million and $28.8 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of June 30, 2019 and December 31, 2018 was $27.0 million and $17.0 million, which approximates cost.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of June 30, 2019 and December 31, 2018, unfunded commitments totaled $3.2 million and $1.4 million, respectively, and if funded, their estimated fair values on such dates were $3.1 million and $1.3 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

	Fair Values as of June 30, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$66,063,224	$66,063,224
Junior Secured	—	—	34,523,502	34,523,502
Equity and Equity Related Securities	—	—	10,077,519	10,077,519
	$—	$—	$110,664,245	$110,664,245

	Fair Values as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$54,609,097	$54,609,097
Junior Secured	—	—	33,231,424	33,231,424
Equity and Equity Related Securities	—	—	7,073,341	7,073,341
	$—	$—	$94,913,862	$94,913,862

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2019 and December 31, 2018, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$66,063,224	Bond Yield	Risk adjusted discount factor	8.0% - 32.5%	14.5%

		Market	EBITDA multiple	3.1x - 7.0x	4.9x

		Income	Weighted average cost of capital	3.3% - 32.5%	13.5%

Junior Secured	$34,523,502	Bond Yield	Risk adjusted discount factor	12.8% - 25.0%	19.6%

		Market	EBITDA multiple	4.7x - 9.1x	6.5x

		Market	Revenue multiple	0.6x - 0.6x	0.6%

		Income	Weighted average cost of capital	12.8% - 30.0%	20.0%

Equity and Equity Related Securities	$10,077,519	Market	EBITDA multiple	4.6x - 7.5x	6.9x

		Income	Weighted average cost of capital	12.3% - 12-3%	12.3%

Type of Investment	Fair Value at December 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$54,609,097	Bond Yield	Risk adjusted discount factor	9.2% - 32.5%	15.2%

		Market	EBITDA multiple	3.0x - 5.8x	4.9x

		Income	Weighted average cost of capital	9.4% - 31.3%	15.6%

Junior Secured	$33,231,424	Bond Yield	Risk adjusted discount factor	13.4% - 20.0%	15.8%

		Market	EBITDA multiple	5.2x - 8.9x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.4% - 21.0%	15.6%

Equity and Equity Related Securities	$7,073,341	Market	EBITDA multiple	4.6x - 6.9x	5.9x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the six months ended June 30, 2019 and June 30, 2018. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur :

	Six Months Ended June 30, 2019
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Total Investments as of June 30, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	29,907,965	446,494	3,139,559	33,494,018
Principal payments received/principal reductions	(6,712,528)	(8,745,324)	(230,115)	(15,687,967)
Sales of investments	—	—	(100,750)	(100,750)
Loan origination fees received	(1,318,410)	—	—	(1,318,410)
Payment-in-kind interest earned	264,635	148,243	—	412,878
Accretion of deferred loan origination fees/discounts	357,357	125,463	—	482,820
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	(10,314,500)	10,314,500	—	—
Net realized losses on investments	—	—	(13,820)	(13,820)
Change in unrealized depreciation on investments	(730,392)	(997,298)	209,304	(1,518,386)
Fair value of portfolio, end of period	$66,063,224	$34,523,502	$10,077,519	$110,664,245
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2019	$(648,800)	$(1,015,025)	$251,309	$(1,412,516)

	Six Months Ended June 30, 2018
	Senior Secured	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total Investments as of June 30, 2018

Fair value of portfolio, beginning of period	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments/principal increases	12,812,500	—	434,766	—	13,247,266
Principal payments received/principal reductions	(6,643,744)	(635,242)	(187,086)	(172,057)	(7,638,129)
Sales of investments	—	—	(313,878)	—	(313,878)
Loan origination fees received	(219,633)	(26,250)	—	—	(245,883)
Payment-in-kind interest earned	362,803	325,326	—	—	688,129
Accretion of deferred loan origination fees/discounts	390,275	255,634	—	—	645,909
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(636,050)	—	(93,245)	—	(729,295)
Change in unrealized appreciation (depreciation) on investments	2,263,937	15,101	(927,666)	(43,943)	1,307,429
Fair value of portfolio, end of period	$65,340,849	$44,313,709	$8,871,059	$317,000	$118,842,617
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2018	$(233,512)	$(117,627)	$(1,990,789)	$95,542	$(2,246,386)

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019 and June 30, 2018.

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

Management fee expense for the three months ended June 30, 2019 and June 30, 2018 totaled $0.5 million and $0.6 million, respectively. Management fee expense for the six months ended June 30, 2019 and June 30, 2018 totaled $1.0 million and $1.2 million, respectively.

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

The Company did not incur a pre-incentive fee net investment income incentive fee expense for both the three and six months ended June 30, 2019. During the three months ended June 30, 2018, the Company incurred a pre-incentive fee net investment income incentive fee expense of $0.2 million. During the six months ended June 30, 2018, the Company incurred a pre-incentive fee net investment income incentive fee expense of $0.2 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized depreciation of $0.8 million for the three months ended June 30, 2019 and a net change in unrealized depreciation of $0.4 million for the three months ended June 30, 2018. The Company recorded a net change in unrealized depreciation of $1.5 million for the six months ended June 30, 2019 and a net change in unrealized appreciation of $1.3 million for the six months ended six months ended. The Company recorded realized gains of $26,901 for the three months ended June 30, 2019 and realized gains of $0.2 million for the three months ended June 30, 2018. The Company recorded a net realized gain of $0.1 million during the six months ended June 30, 2019 and a net realized loss of $0.7 million during the six months ended June 30, 2018. The Company did not incur a capital gains incentive fee expense for either the three or six months ended June 30, 2019 or June 30, 2018.

Total base management fees and incentive management fees expense was $0.5 million and $0.8 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Total base management and incentive fees expense was $1.0 million and $1.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Accrued base management fees and incentive management fees were $0.5 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

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

On April 17, 2018, in connection with the Company moving its administrative function from its Alpharetta, Georgia office to its New York, New York office, the board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. Under the new agreement, HCAP Advisors provides administrative services to HCAP and furnishes the Company with office facilities, equipment, and clerical, bookkeeping, and record keeping services. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. The Company negotiated a cap with HCAP Advisors to cap the amounts payable during the 2018 and 2019 fiscal years to $1.4 million, respectively.

Total administrative services expense was $0.4 million and $0.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively. Total administrative services expense was $0.7 million and $0.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time, HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the year ended December 31, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. HCAP Advisors did not voluntarily waive and/or reimburse any expenses incurred by the Company during the three or six months months ended June 30, 2019.

Co-investment Transactions With Affiliates

On September 14, 2018, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of $3.5 million of senior secured term loan and $0.3 million of Class A membership interests. As of June 30, 2019, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC, after subsequent add-on investments, consisted of a $6.9 million senior secured term loan and $4.1 million of class A membership interests.

On February 15, 2019, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. As of June 30, 2019, the Company total investment, at fair value, in Peerless Media, LLC consisted of a $4.8 million senior secured term loan and an undrawn revolving credit facility.

Note 8. Commitments and Contingencies

At June 30, 2019, the Company had a total of $3.2 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on six of the Company’s debt investments. As of December 31, 2018, the Company had a total of $1.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on three of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Coastal Screen and Rail, LLC	$850,000	$850,000	$250,000	$250,000
Kleen-Tech Acquisition, LLC	400,000	381,662	—	—
Peerless Media, LLC	500,000	496,246	—	—
Slappey Communications, LLC	500,000	489,729	—	—
Surge Busy Bee Holdings, LLC	450,000	435,324	450,000	434,419
V-Tek, Inc.	463,903	463,722	663,903	663,903
	$3,163,903	$3,116,683	$1,363,903	$1,348,322

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of June 30, 2019 or June 30, 2018 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$86,110	$815,756	$147,105	$2,885,751
Weighted average shares outstanding (basic and diluted)	6,161,052	6,390,521	6,231,496	6,413,869
Net increase in net assets resulting from operations per share	$0.01	$0.13	$0.02	$0.45

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes of approximately $0.5 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of June 30, 2019 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which are estimated to be approximate $0.6 million as of June 30, 2019, resulting from net operating loss carry forwards and deferred taxes on net unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019, and June 30, 2018, respectively:

	Six Months Ended June 30,
	2019		2018
Per share data:
Net asset value at beginning of period	$12.30		$12.66
Net investment income (1)	0.26		0.44
Realized gains (losses) on investments (1)	—	(5)	(0.11)
Net change in unrealized appreciation (depreciation) on investments (1)	(0.24)		0.21
Provision for taxes on unrealized gains on investments (1)	—		(0.09)
Net increase in net assets from operations (1)	0.02		0.45
Distributions (2)	(0.50)		(0.59)
Total distributions	(0.50)		(0.59)
Effect of shares repurchased	0.07		—	(5)
Net asset value at end of period	$11.89		$12.52
Net assets at end of period	72,868,760		80,078,048
Shares outstanding at end of period	6,126,724		6,395,192
Weighted average shares outstanding (basic and diluted)	6,231,496		6,413,869
Per share closing price at end of period	$10.56		$10.56
Ratios and Supplemental data:
Total return based on change in NAV (not annualized), gross of incentive fees (3)	1.57%		4.99%
Total return based on change in NAV (not annualized), net of incentive fees (3)	1.57%		4.74%
Total investment return (not annualized) (4)	10.41%		2.05%
Average Net Assets	$75,396,754		$81,051,805
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	11.75%		12.92%
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	11.75%		13.39%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	11.75%		11.81%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	11.75%		12.28%
Ratio of net investment income to average net assets (annualized)	4.25%		6.96%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)
Distributions for the six months ended June 30, 2019 exceeded net investment income in the amount of $1,479,982 and distributions for the six months ended June 30, 2018 exceeded net investment income in the amount of $947,473. See Dividends and Distributions Policy in Note 2.

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

Note 12. Significant Subsidiaries

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the six months ended. The financial information presented below includes a summarized income statement for Infinite Care, LLC, LLC for the three and six months ended June 30, 2019 and June 30, 2018.

Income Statement - Infinite Care, LLC	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Net sales	$4,272,958	$3,735,922	$8,495,002	$7,519,723
Cost of goods sold	3,146,302	2,680,184	6,215,432	5,356,921
Gross profit	1,126,656	1,055,738	2,279,570	2,162,802
Operating expenses	1,162,170	1,068,720	2,263,606	2,163,971
Income from operations	(35,514)	(12,982)	15,964	(1,169)
Other expenses, net	(169,551)	(300,319)	(313,754)	(605,597)
Net loss	$(205,065)	$(313,301)	$(297,790)	$(606,766)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019, except as discussed below.

Since June 30, 2019, the Company repurchased 59,426 shares of its common stock at an average price of $10.38 per share. The Company has a total of 139,602 shares remaining to purchase under the current stock repurchase program.

On July 1, 2019, Peerless Media, LLC terminated its $0.5 million revolving line of credit with the Company. The revolving line of credit was unfunded at June 30, 2019.

On August 1, 2019, the Company originated a $5.5 million last out senior secured term loan to Surge Hippodrome Holdings LLC ("Hippodrome") and purchased 10.1% of common equity for $0.4 million. The Company also received warrants to purchase an additional 9.50% of common equity in Hippodrome. The last out senior secured term loan carries an interest rate of three month LIBOR + 11.50%.

On August 1, 2019, the Company declared monthly distributions of $0.08 per share payable on each August 29, 2019, September 26, 2019, and October 24, 2019.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended June 30, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2019 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(9) (12)	$(10,890)	$12,106	$—	$684,311	$12,106	$(10,890)	$685,527

Infinite Care, LLC	Senior Secured Term Loan, due 02/2019 (14.40%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(8) (14)	—	(546,000)	—	3,948,000	—	(546,000)	3,402,000

	Revolving Line of Credit, due 02/2019 (14.40%; 1M LIBOR+12.00% with a 0.42% LIBOR floor)	(8)	—	(1,500)	—	3,716,000	—	(1,500)	3,714,500

	Membership Interest (100% membership interests)	(7) (8)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(10,890)	$(835,394)	$—	$8,348,311	$312,106	$(858,390)	$7,802,027

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$(51,695)	$408,264	$6,328,000	$997,447	$(201,911)	$7,123,536

	Revolving Line of Credit, due 07/2022 (10.32%; 3M LIBOR + 8.00%)		—	—	42,111	700,000	350,000	(950,000)	100,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)	(7)	—	(7,000)	—	395,000	—	(7,000)	388,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (12)	—	—	140,028	636,000	—	—	636,000

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2019 Value
Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash/2.00% PIK)	(17)	—	—	98,996	—	6,930,484	(29,166)	6,901,318

	Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash/2.00% PIK)		—	—	167	—	—	—	—

	Common Equity Units (13.51% fully diluted)		—	—	—	—	250,000	—	250,000

	Common Equity Warrants (8.50% Common Equity)		—	—	—	—	186,970	—	186,970

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (12.41%; 1M LIBOR + 10.00%)	(16)	—	15,671	443,587	6,911,000	24,799	(77,398)	6,858,401

	Class A Membership Interest (574,392 Units)	(7) (10)	—	993,592	—	973,500	3,173,500	—	4,147,000

Northeast Metal Works LLC	Junior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash/4.00% PIK)	(15) (22)	—	(939,875)	874,482	10,223,500	773,375	(939,875)	10,057,000

	Revolving Line of Credit, due 12/2019 (15.00%)	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (2,368 Class A Units; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(18)	—	—	67,489	—	5,695,548	—	5,695,548

	Revolving Line of Credit, due 05/2023 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor)		—	—	215	—	—	—	—

	Common Equity Units (7.74% fully diluted)		—	—	—	—	200,000	—	200,000

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2019 Value
V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.63%; 3M LIBOR + 11.00%)	(13)	—	(26,509)	245,716	3,341,000	12,009	(114,009)	3,239,000

	Revolving Line of Credit, due 03/2021 (9.13%; 3M LIBOR + 6.50%)	(6)	—	(597)	69,823	1,336,097	200,000	(597)	1,535,500

	Common Stock (90 Shares)	(7)	—	(59,500)	—	188,500	—	(59,500)	129,000

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$6,587	$2,479,628	$32,530,097	$18,897,382	$(3,980,206)	$47,447,273

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)
For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.

(6)
Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at June 30, 2019.

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

(10)
During the six months ended June 30, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.

(11)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1.3% of the Company's total assets
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(21)	The Company exited this investment in 2019.
(22)
On May 22, 2019, Northeast Metal Works, LLC entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works, LLC and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender throughout the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date in which Northeast Metal Works, LLC has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of the entity. As a result, the Company has reclassified its term loan investment in Northeast Metal Works, LLC from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works, LLC paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works, LLC to a third party and recognized a realized gain of $20,750.

As of June 30, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$38,483,130	$38,569,803	34.8%	52.9%
Junior Secured Debt	11,190,987	10,057,000	9.1%	13.8%
Equity	12,255,909	6,622,497	6.0%	9.1%
Total	$61,930,026	$55,249,300	49.9%	75.8%

The rate type of affiliate debt investments at fair value as of June 30, 2019 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$25,207,331	$24,081,854	21.7%	33.0%
Floating Rate	24,466,786	24,544,949	22.2%	33.7%
Total	$49,674,117	$48,626,803	43.9%	66.7%

The industry composition of affiliate investments at fair value as of June 30, 2019 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,063,178	$1,321,527	1.2%	1.8%
Capital Equipment	4,952,753	4,903,500	4.4%	6.7%
Construction & Building	16,928,050	18,616,937	16.9%	25.5%
Healthcare & Pharmaceuticals	13,045,702	7,116,500	6.4%	9.8%
Metals & Mining	12,706,507	10,057,000	9.1%	13.8%
Services: Business	7,338,288	7,338,288	6.6%	10.1%
Telecommunications	5,895,548	5,895,548	5.3%	8.1%
Total	$61,930,026	$55,249,300	49.9%	75.8%

The geographic concentrations of affiliate investments at fair value as of June 30, 2019 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$34,899,767	$30,363,689	27.4%	41.7%
South	14,323,752	14,828,611	13.4%	20.3%
Northeast	12,706,507	10,057,000	9.1%	13.8%
Total	$61,930,026	$55,249,300	49.9%	75.8%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
More than 25% Owned
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11) (18)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(11) (19)	(241,963)	27,424	38,144	829,849	96,424	(241,962)	684,311

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (14.51%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,940,646	—	3,492,000	3,221,067	(2,765,067)	3,948,000

	Revolving Line of Credit, due 2/2019 (14.51%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor	-8	—	(3,000)	—	2,065,000	1,654,000	(3,000)	3,716,000

	Membership Interest (100% membership interests)	(7) (8)	—	(2,649,000)	—	—	2,649,000	(2,649,000)	—

Total More Than 25% Owned Portfolio Companies			$(85,616)	$188,649	$130,935	$6,714,270	$7,620,491	$(5,986,450)	$8,348,311

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$60,205	$758,954	$—	$6,503,278	$(175,278)	$6,328,000

	Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(6)	—	—	56,288	—	835,000	(135,000)	700,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	245,000	—	—	395,000	—	395,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	222,925	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan	(6) (14) (18)	—	—	279,923	2,859,272	—	(2,859,272)	—

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
	Revolving Line of Credit	(18)	—	—	—	—	—	—	—

	Common Stock (950 Shares)	(7) (18)	259,506	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(15)	—	(93,583)	1,734,426	9,652,000	647,967	(76,467)	10,223,500

	Revolving Line of Credit, due 12/2019 (15.00%)	(9)	—	15,500	231,500	1,482,000	165,500	(150,000)	1,497,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(12)	—	(94,673)	489,831	3,500,000	—	(159,000)	3,341,000

	Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	111,697	886,097	450,000	—	1,336,097

	Common Stock (90 Shares)	(7)	—	(162,500)	—	351,000	—	(162,500)	188,500

WorkWell, LLC	Senior Secured Term Loan	(13) (18)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Stock (250,000 Shares)	(18)	(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Stock (250,000 Shares)	(18)	—	—	—	—	—	—	—

Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$(626,136)	$(821,837)	$3,885,544	$25,983,871	$10,031,479	$(11,369,753)	$24,645,597

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(18)	The Company exited this investment in 2018.
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

Portfolio

Portfolio Composition

As of June 30, 2019, we had $110.7 million (at fair value) invested in 26 portfolio companies. As of June 30, 2019, our portfolio was comprised of approximately 59.7% senior secured debt, 31.2% junior secured debt and 9.1% equity and equity-like investments.

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 portfolio companies. As of December 31, 2018, our portfolio was comprised of approximately 57.5% senior secured debt, 35.0% junior secured debt and 7.5% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$65,955,947	$66,063,224	$54,049,633	$54,609,097
Junior Secured Debt	36,594,943	34,523,502	34,027,362	33,231,424
Equity	13,600,672	10,077,519	10,805,799	7,073,341
Total Investments	$116,151,562	$110,664,245	$98,882,794	$94,913,862

At June 30, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.1 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.2 million and $10.1 million, respectively. At December 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.9 million and $11.7 million, respectively.

At June 30, 2019, 61.9% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 38.1% of our debt investments bore interest at fixed rates. At December 31, 2018, 54.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.5% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of June 30, 2019 and December 31, 2018, was approximately 14.5% and 14.8%, respectively. The weighted average effective yield on the entire portfolio, as of June 30, 2019 and December 31, 2018, was 12.0% and 12.7%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of June 30, 2019 because they were on non-accrual status as of that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 because it was on non-accrual status on that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three months ended June 30, 2019 and June 30, 2018 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PIK, beginning of period	$3,287,499	$4,099,981	$3,123,501	$3,852,636
Accrual	206,245	324,211	412,878	688,130
Payments	(44,430)	(21,269)	(87,065)	(21,269)
Write-off	—	—	—	(116,574)
PIK, end of period	$3,449,314	$4,402,923	$3,449,314	$4,402,923

Investment Activity

During the three months ended June 30, 2019, we closed $14.9 million of debt investment commitments and $3.0 million of equity investments in two new and three existing portfolio companies. During the three months ended June 30, 2018, we closed $4.7 million of debt investment commitments and $0.3 million of equity investments in one new and three existing portfolio companies. During the six months ended June 30, 2019, we closed $36.3 million of debt investment commitments and $3.1 million of equity investments in seven new and four existing portfolio companies. During the six months ended June 30, 2018, we closed $12.5 million of debt investment commitments and $0.4 million of equity investments in two new and four existing portfolio companies.

During the three months ended June 30, 2019, we exited $4.0 million of debt investment commitments in two portfolio companies. During the three months ended June 30, 2018, we exited $0.1 million of debt investment commitments and $0.2 million of equity investments in two portfolio companies. During the six months ended June 30, 2019, we exited $14.5 million of debt investment commitments and $0.2 million of equity investments. During the six months ended June 30, 2018, we exited $6.9 million of debt investment commitments and $0.2 million of equity investments in four portfolio companies.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2019			As of December 31, 2018
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$18.7	18.6%	3	$28.2	32.1%	5
2	50.9	50.6%	11	30.7	35.0%	7
3	11.0	10.9%	3	18.4	21.0%	3
4	12.9	12.8%	2	2.8	3.2%	1
5	7.1	7.1%	1	7.7	8.7%	1
	$100.6	100.0%	20	$87.8	100.0%	17

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of June 30, 2019, we had two loans on non-accrual status (our senior secured debt investment in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)) which comprised 9.9% of our debt investments at cost. As of December 31, 2018, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 8.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Six Months Ended June 30, 2019 and June 30, 2018

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

Investment income for the three months ended June 30, 2019 totaled $3.0 million, compared to investment income of $4.1 million for the three months ended June 30, 2018. Investment income for the three months ended June 30, 2019 was comprised of $2.5 million in cash interest (which is net of $0.3 million of previously accrued interest income written-off during the period),$0.2 million in PIK interest, $0.2 million in fees earned on the investment portfolio, and $0.1 million in other income. Investment income for the three months ended June 30, 2018 was comprised of $3.2 million in cash interest, $0.3 million in PIK interest, $0.5 million in fees earned on the investment portfolio, and $22,557 of other income. The decrease in investment income in the three months ended June 30, 2019 is primarily attributable to a smaller investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the three months ended June 30, 2018.

Investment income for the six months ended June 30, 2019 totaled $6.0 million, compared to investment income of $7.8 million for the six months ended June 30, 2018. Investment income for the six months ended June 30, 2019 was comprised of $4.9 million in cash interest (which is net of $0.3 million of previously accrued interest income written-off during the period), $0.4 million in PIK interest, $0.5 million in fees earned on the investment portfolio, and $0.2 million in other income. Investment income for the three months ended June 30, 2018 was comprised of $6.4 million in cash interest, $0.7 million in PIK interest, $0.7 million in fees earned on the investment portfolio, and $0.1 million of other income. The decrease in investment income in the six months ended June 30, 2019 is primarily attributable to a smaller investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the six months ended June 30, 2018.

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

Operating expenses totaled $2.2 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The decrease in operating expenses was primarily due to lower interest expense (due to a lower outstanding balance on our Credit Facility) in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as well as the absence of an incentive management fee in the three months ended June 30, 2019 compared to a $0.2 million incentive management fee incurred during the three months ended June 30, 2018.

Operating expenses totaled $4.4 million for the six months ended June 30, 2019, compared to $5.0 million for the six months ended June 30, 2018. Operating expenses in both periods consisted of interest expense, base and incentive management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The decrease in operating expenses was primarily due to higher professional fees and general and administrative costs incurred during the six months ended June 30, 2018 relating to the material weakness identified by management at December 31, 2017, coupled with a decrease in interest expense (due to a decrease in borrowings throughout the six months ended June 30, 2019 due to a lower portfolio balance) and a decrease in management fees expense (due to the aforementioned lower portfolio balance) and the absence of an incentive management fee.

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by us. During the six months ended June 30, 2018, we incurred approximately $0.7 million in non-recurring professional fees for additional work provided by our legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors agreed to reimburse us approximately $0.4 million of those expenses. We are under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing us. Net of expenses reimbursed by HCAP Advisors, we incurred approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that we do not expect to recur in the future. HCAP Advisors did not voluntarily waive and/or reimburse expenses incurred by us during the three or six months ended June 30, 2019.

Interest expense decreased due to a lower average outstanding debt balance during the three and six months ended June 30, 2019, compared to June 30, 2018.

Administrative services expense was $0.4 million for the three months ended June 30, 2019, compared to $0.4 million for the three months ended June 30, 2018. Administrative services expense was $0.7 million for the six months ended June 30, 2019, compared to $0.7 million for the six months ended June 30, 2018.

Base management fees for the three months ended June 30, 2019 was $0.5 million, compared to $0.6 million for the three months ended June 30, 2018. Base management fees for the six months ended June 30, 2019 was $1.0 million, compared to $1.2 million for the six months ended June 30, 2018. The slight decrease in base management fees is attributable to a smaller average amount of gross investments outstanding during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.

We did not incur any incentive management fees for the three or six months ended June 30, 2019. We incurred an incentive management fee of approximately $0.2 million and $0.2 million for the three six months ended June 30, 2018, respectively. This is primarily a result of the pre-incentive fee net investment income not exceeding the hurdle rate for both periods in fiscal year 2019. We only incur an incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. The Company's pre-incentive fee net investment income return failed to meet this hurdle rate for both the three and six months ended June 30, 2019. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Net Investment Income

For the three months ended June 30, 2019, net investment income was $0.8 million, compared to $1.6 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, net investment income was $1.6 million, compared to $2.8 million for the six months ended June 30, 2018.

For the three months ended June 30, 2019, net investment income per share was $0.14 compared to $0.25 for the three months ended June 30, 2018. For the six months ended June 30, 2019, net investment income per share was $0.26 compared to $0.44 for the six months ended June 30, 2018.

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

We recognized $26,901 in realized gains on our investments for the three months ended June 30, 2019, compared to $0.2 million of realized gains on our investments in the three months ended June 30, 2018. We recognized $0.1 million in net realized gains on our investments for the six months ended June 30, 2019, compared to $0.7 million of net realized losses on our investments for the six months ended June 30, 2018.

A summary of realized gains and losses for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,
	2019	2018
Dell International L.L.C.	$6,151	$—
Flight Lease XI, LLC (Common Equity Interest)	—	156,347
Northeast Metal Works LLC (Preferred Equity Interest)	20,750	—
Realized gains	$26,901	$156,347

A summary of realized gains and losses for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Dell International L.L.C.	$6,151	$—
Flight Lease VII, LLC (Common Equity Interest)	(10,890)	—
Flight Lease XI, LLC (Common Equity Interest)	—	156,347
Flight Lease XIII, LLC (Common Equity Interest)	(23,680)	—
Mercury Network, LLC (Common Equity Units)	69,980	—
Northeast Metal Works LLC (Preferred Equity Interest)	20,750	398
WorkWell, LLC (Senior Secured Term Loan)	—	(636,050)
WorkWell, LLC (Preferred Equity Interest)	—	(249,990)
Net realized gains (losses)	$62,311	$(729,295)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(0.8) million for the three months ended June 30, 2019 and $(0.4) million for the three months ended June 30, 2018.

Net change in unrealized appreciation (depreciation) on investments totaled $(1.5) million for the six months ended June 30, 2019 and $1.3 million for the six months ended June 30, 2018.

In addition, we recognized a provision for deferred tax liabilities relating to investments owned by our taxable blocker of $0.5 million for the three months ended June 30, 2018. We recognized a provision for deferred tax liabilities relating to investments owned by our taxable blocker of $0.5 million for the six months ended June 30, 2018. We did not recognize any provision for deferred tax liabilities relating to investments owned by our taxable blocker for both the three and six months ended June 30, 2019.

Net Increase in Net Assets Resulting from Operations

The net increase in net assets resulting from operations was $0.1 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018. The $0.7 million net decrease in net assets resulting from operations for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily attributable to a decrease in investment income (attributed to a lower income-earning portfolio and a lower effective yield) and an increase in unrealized depreciation, offset by lower operating expenses (including lower interest expense due to lower borrowings outstanding) and an increase in realized gains.

The net increase in net assets resulting from operations was $0.1 million for the six months ended June 30, 2019, compared to $2.9 million for the six months ended ended June 30, 2018. The $2.8 million net decrease in net assets resulting from operations for the six months ended ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily attributable to a decrease in investment income (attributed to a lower income-earning portfolio and a lower effective yield) and an increase in unrealized depreciation, offset by lower operating expenses (including lower interest expense due to lower borrowings outstanding) and an increase in realized gains.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $15.8 million for the six months ended June 30, 2019 and used cash of $1.5 million for the six months ended June 30, 2018, primarily in connection with investment exits and fundings of new investments.

Our financing activities provided cash of $4.3 million for the six months ended June 30, 2019 and provided cash of $1.8 million for the six months ended June 30, 2018. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to shareholders and net borrowings on our Credit Facility.

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

Also, as a BDC, we are generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company was changed from 200% to 150% effective May 4, 2019. This requirement limits the amount that we may borrow. As of June 30, 2019, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $55.8 million, and our asset coverage, as defined in the 1940 Act, was 231%. As of December 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.8 million, and our asset coverage, as defined in the 1940 Act, was 271%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of June 30, 2019 and December 31, 2018, we had cash and restricted cash of $17.3 million and $28.8 million, respectively.

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
The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, a maximum senior leverage ratio of 1.00 to 1.00, a maximum total leverage ratio of 1.40 to 1.00, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
As of June 30, 2019 and December 31, 2018, the outstanding balance on the $55.0 million Credit Facility was $27.0 million and $17.0 million, respectively.

Notes Offering

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of June 30, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.7 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019, our only off-balance sheet arrangements consisted of $3.2 million of unfunded revolving line of credit commitments to six of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $1.4 million of unfunded revolving line of credit commitments to three of our portfolio companies.

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

Recent Developments

Since June 30, 2019, we repurchased 59,426 shares of its common stock at an average price of $10.38 per share. We have a total of 139,602 shares remaining to purchase under the current stock repurchase program.

On July 1, 2019, Peerless Media, LLC terminated its $0.5 million revolving line of credit with us. The revolving line of credit was unfunded at June 30, 2019.

On August 1, 2019, we originated a $5.5 million last out senior secured term loan to Surge Hippodrome Holdings LLC ("Hippodrome") and purchased 10.1% of common equity for $0.4 million. We also received warrants to purchase an additional 9.50% of common equity in Hippodrome. The last out senior secured term loan carries an interest rate of three month LIBOR + 11.50%.

On August 1, 2019, the we declared monthly distributions of $0.08 per share payable on each August 29, 2019, September 26, 2019, and October 24, 2019.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, eighteen of our debt investments, or 61.9%, of the fair value of our portfolio bore interest at floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by approximately $0.5 million. Alternatively, a hypothetical 100 basis points decrease in LIBOR would decrease our net investment income by approximately $0.4 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition to the information provided under the heading "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2018, the Company identified the following risk and uncertainty that could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of June 30, 2019, we had a total of $30.9 million principal balance, or 29.3% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, borrowings under our Credit Facility, which is currently set to mature on October 30, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021 and if LIBOR ceases to exist at that time, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

Given the current uncertainties over LIBOR’s discontinuation and the replacement alternatives, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including any impact on our LIBOR-linked debt investments that mature after December 31, 2021.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we issued a total of 7,929 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $0.1 million for the three months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2019.

On November 1, 2018, our board of directors authorized an open market stock repurchase program. Pursuant to our program, we were authorized to repurchase up to 250,000 shares in the aggregate of our outstanding common stock in the open market. The repurchase program expired on April 4, 2019. We repurchased all 250,000 shares authorized by our board of directors under this stock repurchase program for a total cost of $2.6 million.

On May 2, 2019, our board of directors authorized another open market stock repurchase program. Pursuant to the program, we are authorized to repurchase up to 250,000 shares in the aggregate of our outstanding common stock in the open market. The timing, manner, price and amount of any share repurchases will be determined by our management at its discretion, and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless amended by our board of directors, the repurchase program will expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock.

During the three months ended June 30, 2019, the Company made the following repurchases pursuant to the repurchase plan:

Month	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Remaining Shares That May Yet Be Purchased Under Plans
April 1 - April 30	19,775	$10.59	19,775	—
May 1 - May 31	15,935	10.47	15,935	234,065
June 1 - June 30	35,037	10.47	35,037	199,028
	70,747	$10.50	70,747

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

10.1
Eighth Amendment to Loan and Security Agreement, dated as of May 10, 2019, by and among Harvest Capital Credit Corporation, HCAP Equity HOldings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to Capital Source Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K filed on May 10, 2019.

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

HARVEST CAPITAL CREDIT CORPORATION

Date: August 8, 2019	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: August 8, 2019	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)