Form 10-Q
period 2019-09-30
Harvest Capital Credit Corp
filed 2019-11-07
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 7, 2019 was 5,939,172.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $54,372,280 at 9/30/19 and $59,603,853 at 12/31/18)	$52,806,683	$61,919,954
Affiliated investments, at fair value (cost of $54,888,708 at 9/30/19 and $25,848,928 at 12/31/18)	54,783,841	24,645,597
Control investments, at fair value (cost of $13,826,508 at 9/30/19 and $13,430,013 at 12/31/18)	7,986,776	8,348,311
Cash	16,344,322	26,963,310
Restricted cash	1,417,488	1,812,238
Interest receivable	754,603	721,195
Accounts receivable – other	192,056	178,883
Deferred financing costs	477,755	623,442
Other assets	157,474	106,771
Total assets	$134,920,998	$125,319,701

LIABILITIES:
Revolving line of credit	$36,300,000	$17,000,000
2022 Notes (net of deferred offering costs of $674,233 at 9/30/19 and $821,879 at 12/31/18)	28,075,767	27,928,121
Accrued interest payable	132,495	115,919
Accounts payable - base management fees	578,465	531,628
Accounts payable - incentive management fees	—	361,090
Accounts payable - administrative services expenses	350,000	366,667
Accounts payable and accrued expenses	655,646	620,312
Total liabilities	66,092,373	46,923,737

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,578,175 issued and 5,975,677 outstanding at 9/30/19 and 6,554,010 issued and 6,372,581 outstanding at 12/31/18	6,578	6,554
Capital in excess of common stock	92,507,506	92,270,273
Treasury shares, at cost, 602,498 and 181,429 shares at 9/30/19 and 12/31/18, respectively	(6,329,262)	(1,956,055)
Accumulated over distributed earnings	(17,356,197)	(11,924,808)
Total net assets	68,828,625	78,395,964
Total liabilities and net assets	$134,920,998	$125,319,701

Common stock outstanding	5,975,677	6,372,581

Net asset value per common share	$11.52	$12.30

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,416,656	$2,643,751	$4,247,511	$7,359,565
Cash - affiliated investments	1,432,203	788,995	3,493,857	2,306,626
Cash - control investments	—	—	—	130,934
PIK - non-affiliated/non-control investments	18,471	147,340	49,236	485,168
PIK - affiliated investments	187,334	193,374	569,447	543,677
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	121,156	266,246	548,217	897,959
Affiliated investments	60,970	41,509	118,125	75,595
Total interest income	3,236,790	4,081,215	9,026,393	11,799,524
Other income	45,508	240,680	288,454	318,153
Total investment income	3,282,298	4,321,895	9,314,847	12,117,677

Expenses:
Interest expense - revolving line of credit	224,712	157,266	327,493	446,440
Interest expense - unused line of credit	74,586	83,325	268,470	247,461
Interest expense - deferred financing costs	58,258	58,804	168,898	171,515
Interest expense - 2022 Notes	440,235	440,235	1,320,705	1,320,705
Interest expense - deferred offering costs	50,076	46,702	147,646	137,544
Total interest expense	847,867	786,332	2,233,212	2,323,665

Professional fees	198,360	364,733	1,016,240	1,606,403
General and administrative	235,277	240,664	726,849	814,011
Base management fees	578,466	595,448	1,613,040	1,781,328
Incentive management fees	—	362,372	—	549,665
Administrative services expense	350,000	366,666	1,050,000	1,033,332
Total expenses, before reimbursement	2,209,970	2,716,215	6,639,341	8,108,404

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	—	—	(449,835)

Total expenses, after reimbursement	2,209,970	2,716,215	6,639,341	7,658,569

Net Investment Income, before taxes	1,072,328	1,605,680	2,675,506	4,459,108

Excise tax expense	—	8,825	—	8,825
Current income tax expense	—	10,192	—	43,025

Net Investment Income, after taxes	1,072,328	1,586,663	2,675,506	4,407,258

Net realized gains (losses):
Non-affiliated / Non-control investments	—	(35,429)	52,451	(35,429)
Affiliated investments	—	275,006	20,750	(610,636)
Control investments	(92,615)	(119,402)	(103,505)	36,945
Net realized gains (losses)	(92,615)	120,175	(30,304)	(609,120)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(2,759,004)	19,503	(3,448,583)	142,184
Affiliated investments	658,765	(2,229,909)	665,351	(745,597)
Control investments	77,364	628,500	(758,030)	339,436
Net change in unrealized depreciation on investments	(2,022,875)	(1,581,906)	(3,541,262)	(263,977)
Total net unrealized and realized losses on investments	(2,115,490)	(1,461,731)	(3,571,566)	(873,097)

Provision for taxes on unrealized gains on investments	—	507,894	—	(15,584)
Net increase (decrease) in net assets resulting from operations	$(1,043,162)	$632,826	$(896,060)	$3,518,577

Net investment income per share	$0.18	$0.25	$0.43	$0.69
Net increase (decrease) in net assets resulting from operations per share	$(0.17)	$0.10	$(0.15)	$0.55
Weighted average shares outstanding (basic and diluted)	6,053,807	6,398,077	6,171,616	6,408,547

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended September 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	1,072,328	1,072,328
Net realized losses	—	—	—	—	(92,615)	(92,615)
Net change in unrealized depreciation on investments	—	—	—	—	(2,022,875)	(2,022,875)
Distributions to shareholders (2):
Distributions	—	—	—	—	(1,452,013)	(1,452,013)
Capital share transactions
Reinvestment of dividends	8,514	8	81,363	—	—	81,371
Share repurchases	(159,561)	—	—	(1,626,331)	—	(1,626,331)
Total increase (decrease) for the three months ended September 30, 2019	(151,047)	8	81,363	(1,626,331)	(2,495,175)	(4,040,135)
Balance as of September 30, 2019	5,975,677	$6,578	$92,507,506	$(6,329,262)	$(17,356,197)	$68,828,625

	Common Stock
Three Months Ended September 30, 2018	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings (1)	Total Net Assets
Balance as of June 30, 2018	6,395,192	$6,537	$93,071,543	$(1,573,457)	$(11,426,575)	$80,078,048
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	1,586,663	1,586,663
Net realized gains	—	—	—	—	120,175	120,175
Net change in unrealized depreciation on investments	—	—	—	—	(1,581,906)	(1,581,906)
Provision for taxes on unrealized gains on investments					507,894	507,894
Distributions to shareholders (2):
Distributions	—	—	—	—	(1,823,368)	(1,823,368)
Capital share transactions
Reinvestment of dividends	7,868	8	83,271	—	—	83,279
Share repurchases	—	—	—	—	—	—
Write-off of deferred offering costs	—	—	—	—	—	—
Total increase (decrease) for the three months ended September 30, 2018	7,868	8	83,271	—	(1,190,542)	(1,107,263)
Balance as of September 30, 2018	6,403,060	$6,545	$93,154,814	$(1,573,457)	$(12,617,117)	$78,970,785

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Stock
Nine Months Ended September 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	2,675,506	2,675,506
Net realized losses	—	—	—	—	(30,304)	(30,304)
Net change in unrealized depreciation on investments	—	—	—	—	(3,541,262)	(3,541,262)
Distributions to shareholders (2):
Distributions	—	—	—	—	(4,535,329)	(4,535,329)
Capital share transactions
Reinvestment of dividends	24,165	24	237,233	—	—	237,257
Share repurchases	(421,069)	—	—	(4,373,207)	—	(4,373,207)
Total increase (decrease) for the nine months ended September 30, 2019	(396,904)	24	237,233	(4,373,207)	(5,431,389)	(9,567,339)
Balance as of September 30, 2019	5,975,677	$6,578	$92,507,506	$(6,329,262)	$(17,356,197)	$68,828,625

	Common Stock
Nine Months Ended September 30, 2018	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings (1)	Total Net Assets
Balance as of December 31, 2017	6,457,588	$6,520	$93,043,208	$(724,039)	$(10,544,260)	$81,781,429
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	4,407,258	4,407,258
Net realized losses	—	—	—	—	(609,120)	(609,120)
Net change in unrealized depreciation on investments	—	—	—	—	(263,977)	(263,977)
Provision for taxes on unrealized gains on investments					(15,584)	(15,584)
Distributions to shareholders (2):
Distributions	—	—	—	—	(5,591,434)	(5,591,434)
Capital share transactions
Reinvestment of dividends	25,047	25	258,052	—	—	258,077
Share repurchases	(79,575)	—	—	(849,418)	—	(849,418)
Write-off of deferred offering costs	—	—	(146,446)	—	—	(146,446)
Total increase (decrease) for the nine months ended September 30, 2018	(54,528)	25	111,606	(849,418)	(2,072,857)	(2,810,644)
Balance as of September 30, 2018	6,403,060	$6,545	$93,154,814	$(1,573,457)	$(12,617,117)	$78,970,785

(1)	The following tables provide a reconciliation of the components of accumulated over distributed earnings to conform to the current period presentation:

	Undistributed Net Investment Income	Accumulated Realized Losses on Investments	Net Unrealized Depreciation on Investments	Accumulated Over Distributed Earnings
Balance as of June 30, 2018	$972,244	$(9,653,256)	$(2,745,563)	$(11,426,575)
Net increase in net assets resulting from operations:
Net investment income	1,586,663	—	—	1,586,663
Net realized gains on investments	—	120,175	—	120,175
Net change in unrealized depreciation on investments	—	—	(1,581,906)	(1,581,906)
Provision for taxes on unrealized gains on investments	—	—	507,894	507,894
Distributions to shareholders:
Distributions	(1,823,367)	—	—	(1,823,367)
Balance as of September 30, 2018	$735,540	$(9,533,081)	$(3,819,575)	$(12,617,116)

	Undistributed Net Investment Income	Accumulated Realized Losses on Investments	Net Unrealized Depreciation on Investments	Accumulated Over Distributed Earnings
Balance as of December 31, 2017	$1,919,715	$(8,923,961)	$(3,540,014)	$(10,544,260)
Net increase in net assets resulting from operations:
Net investment income	4,407,258	—	—	4,407,258
Net realized losses on investments	—	(609,120)	—	(609,120)
Net change in unrealized depreciation on investments	—	—	(263,977)	(263,977)
Provision for taxes on unrealized gains on investments	—	—	(15,584)	(15,584)
Distributions to shareholders:
Distributions	(5,591,434)	—	—	(5,591,434)
Balance as of September 30, 2018	$735,539	$(9,533,081)	$(3,819,575)	$(12,617,117)

(2)	Distributions exceeded net investment income for the three months ended September 30, 2019 and 2018 in the amount of $379,685 and $236,705, respectively. Distributions exceeded net investment income for the nine months ended September 30, 2019 and 2018 in the amount of $1,859,823 and $1,184,176, respectively.See Dividends and Distributions Policy in Note 2.
 See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(896,060)	$3,518,577
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(618,683)	(1,028,845)
Paid in kind income collected	124,184	21,269
Net realized losses on investments	30,304	609,120
Net change in unrealized depreciation of investments	3,541,262	263,977
Provision for deferred taxes on unrealized gains on investments	—	15,584
Amortization of fees, discounts and premiums, net	(666,342)	(973,554)
Amortization of deferred financing costs	168,898	171,515
Amortization of deferred offering costs	147,646	137,544
Proceeds from sales of investments	6,078,795	824,540
Purchase of investments (net of loan origination and other fees)	(50,952,846)	(19,377,353)
Proceeds from principal payments	21,668,998	22,157,428
Changes in operating assets and liabilities
Increase in interest receivable	(33,408)	(144,221)
(Increase) decrease in accounts receivable - other and other assets	67,373	(306,423)
Increase (decrease) in accrued interest payable	16,576	(217)
Increase (decrease)in accounts payable and other liabilities	(295,946)	402,194

Net cash provided by (used in) operating activities	(21,619,249)	6,291,135

Cash flows from financing activities:
Borrowings on revolving credit facility	76,300,000	76,000,000
Repayment of borrowings on revolving credit facility	(57,000,000)	(66,921,853)
Financing costs	(23,210)	(37,066)
Repurchased shares (held in Treasury Stock)	(4,373,207)	(849,418)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $237,257 and $258,077, respectively)	(4,298,072)	(5,333,357)

Net cash provided by financing activities	10,605,511	2,858,306

Net increase (decrease) in cash during the period	(11,013,738)	9,149,441

Cash at beginning of period	28,775,548	11,464,437

Cash at end of period (1)	$17,761,810	$20,613,878

Non-cash operating activities:
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$186,970	$—
Fair value of warrants received from Surge Hippodrome Holdings LLC	$237,579	$—
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Junior Secured Term Loan	$446,494	$—
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$950,000	$—

Non-cash financing activities:

Value of shares issued in connection with dividend reinvestment plan	$237,257	$258,077
Write-off of deferred offering costs	$—	$146,446

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,900,092	$2,014,823
Cash paid during the period for taxes	$46,591	$48,665

(1) Consists of cash and restricted cash of $16,344,322 and $1,417,488, respectively, at September 30, 2019, and $18,653,323 and $1,960,555, respectively at September 30, 2018.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of September 30, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.0%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)		$7,000,000	$6,868,750	$6,868,750
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)		—	—	—
					7,000,000	6,868,750	6,868,750

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	235,300
						125,000	235,300

CP Holding Co., Inc. (Choice Pet) (3.3%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,262,000
					2,899,852	3,098,300	2,262,000

Deluxe Entertainment Services Group Inc.(3.5%)*	01/2019	Media: Diversified & Production	Senior Secured Priming Delayed Draw Term Loan, due 07/2020 (9.73%, LIBOR + 7.50%)	(15)	459,066	436,093	1,125,875
			Senior Secured Term Loan, due 02/2020 (7.76%; LIBOR + 5.50%)	(15)	4,716,026	4,343,907	1,213,958
			Senior Secured Term Loan, due 02/2020 (8.26%; LIBOR + 6.00%)	(15)	210,938	192,549	54,298
					5,386,030	4,972,549	2,394,131

Flavors Holdings, Inc. (5.1%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.10%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,940,426	3,485,000
					4,000,000	3,940,426	3,485,000

Fox Rent A Car, Inc. (0.5%)*	10/2014	Automotive	Common Equity Warrants (102 shares)			—	328,947
						—	328,947

General Nutrition Centers, Inc. (6.1%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (10.86%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,196,993	4,175,374
					4,326,812	4,196,993	4,175,374

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/22 (12.35%; 3M LIBOR + 10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,965,516	2,422,500
					3,000,000	2,965,516	2,422,500

KC Engineering & Construction Services, LLC (4.3%)*	10/2017	Environmental Industries	Class A Membership Interest (105,784 Units)	(6)		664,392	2,940,608
						664,392	2,940,608

Peerless Media, LLC (6.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		4,694,317	4,656,678	4,694,317
					4,694,317	4,656,678	4,694,317

ProAir Holdings Corporation (9.3%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,432,035	6,392,500
					6,500,000	6,432,035	6,392,500

Regional Engine Leasing, LLC (3.6%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,506,230	2,493,300	2,506,230
			Residual Value	(3)		102,421	—

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
					2,506,230	2,595,721	2,506,230

Safety Services Acquisition Corp. (6.9%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.13%; 3M LIBOR + 8.00% with a 1.00% LIBOR floor)	(5)	4,562,500	4,556,296	4,562,500
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					4,562,500	4,656,296	4,735,500

Surge Busy Bee Holdings, LLC (10.0%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.05%; 1M LIBOR + 10.00%)		4,175,000	4,035,445	4,138,469
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,424,563	2,351,936	2,424,563
			Revolving Line of Credit, due 11/2021 (1M LIBOR + 8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	311,494
					6,599,563	6,540,331	6,874,526

Water-Land Manufacturing & Supply, LLC (3.6%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,459,293	2,491,000
					2,500,000	2,459,293	2,491,000

World Business Lenders, LLC (0.0%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$53,975,304	$54,372,280	$52,806,683

Affiliate Investments
Coastal Screen and Rail, LLC (10.9%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$7,193,417	$7,076,310	$7,143,604
			Revolving Line of Credit, due 07/2022 (10.11%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (6.21% fully diluted Preferred Equity)	(6)		150,000	268,189
					7,293,417	7,326,310	7,511,793

Flight Lease XII, LLC (0.9%)*	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Kleen-Tech Acquisition, LLC (10.6%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash/2.00% PIK)		7,182,448	6,876,189	6,876,189
			Revolving Line of Credit, due 05/2022 (13.00% Cash/2.00% PIK)	(4)	—	—	—
			Common Equity Units (13.51% fully diluted)	(6)		250,000	250,000
			Common Equity Warrants (8.50% Common Equity)	(6)		186,970	186,970
					7,182,448	7,313,159	7,313,159

National Program Management & Project Controls, LLC (17.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.05%; 1M LIBOR + 10.00%)		6,793,305	6,709,650	6,793,305
			Class A Membership Interest (574,392 Units)	(6)		2,791,241	4,998,370
					6,793,305	9,500,891	11,791,675

Northeast Metal Works, LLC (14.5%)*	09/2014	Metals & Mining	Junior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash/4.00% PIK)	(11)	11,316,785	11,308,499	9,944,625
	05/2017		Preferred Equity Interest (2,368 Class A Units; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					11,316,785	12,824,019	9,944,625

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Slappey Communications, LLC (10.0%)	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)		6,836,616	6,702,692	6,702,692
			Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(4)	—	—	—
			Common Equity Units (7.74% fully diluted)	(6)		200,000	200,000
					6,836,616	6,902,692	6,902,692

Surge Hippodrome Holdings LLC (8.3%)	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.75%; 3M LIBOR + 11.50%)		5,460,000	5,119,221	5,119,221
			Common Equity Interest (10.10% fully diluted)	(6)		360,000	360,000
			Common Equity Warrants (9.50% fully diluted)	(6)		237,579	237,579
					5,460,000	5,716,800	5,716,800

V-Tek, Inc. (7.2%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.25%; 3M LIBOR + 11.00%)		3,281,250	3,228,983	3,202,000
			Revolving Line of Credit, due 03/2021 (8.75%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Stock (90 Shares)	(6)		150,000	229,000
					4,817,347	4,915,080	4,967,097
Subtotal Affiliate Investments					$49,699,918	$54,888,708	$54,783,841

Control Investments
Flight Lease VII, LLC (0.8%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$580,806	$580,806
						580,806	580,806

Infinite Care, LLC (10.8%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.02%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,855,735	3,377,702	3,493,470
			Revolving Line of Credit, due 02/2019 (14.02%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor)		3,919,000	3,919,000	3,912,500
			Membership Interest (100% membership interests)	(6)		5,949,000	—
					8,774,735	13,245,702	7,405,970
Subtotal Control Investments					$8,774,735	$13,826,508	$7,986,776

Total Investments at 9/30/19 (167.9%) *					$112,449,957	$123,087,496	$115,577,300

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on September 30, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.

(7)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of September 30, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of September 30, 2019.

Refer to Note 12 in the accompanying notes to the unaudited consolidated financial statements for summarized financial information for ICC for both the three and nine months ended September 30, 2019 and September 30, 2018.

(8)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, total approximately 1.2% of the Company's total assets as of September 30, 2019.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the nine months ended September 30, 2019, the Company recognized an impairment charge of $0.1 million, which is presented in the net realized gains (losses) - control investments balance on the Consolidated Statement of Operations.
(10)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment and failed to make any contractual interest payments throughout 2019. As such, this loan is on non-accrual status as of September 30, 2019. In addition, management determined that the contractual interest payments, including the deferred interest, was no longer collectible and, as a result, reversed the interest payment that had previously been viewed as collectible under the circumstances and accrued during the nine months ending September 30, 2019.
(11)	On May 22, 2019, Northeast Metal Works ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender throughout the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date in which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of the entity. As a result, the Company has reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750.

On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to payoff the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.
(12)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(13)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(14)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
(15)	Lenders of Deluxe Entertainment Services Group Inc.'s ("Deluxe") agreed on July 31, 2019 to fund a $73 million priming facility, in which the Company participated on a pro-rata basis. Deluxe has filed a Prepackaged Chapter 11 Reorganization Plan whereby the senior secured term loan will be written off and holders will receive approximately 65.0% of Deluxe's equity and the senior secured priming delayed draw term loan will convert into a second lien term loan and those holders will receive approximately 35.0% of Deluxe's equity. The cutoff date for acceptance or rejection was October 16, 2019. Due to the inherent uncertainty of the outcome of the restructuring and the declining performance of Deluxe, the Company has placed its debt investments in Deluxe on non-accrual status as of September 30, 2019.

As of September 30, 2019, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$78,777,791	$76,643,412	66.3%	111.4%
Junior Secured Debt	30,204,069	26,997,625	23.4%	39.2%
Equity	14,105,636	11,936,263	10.3%	17.3%
Total	$123,087,496	$115,577,300	100.0%	167.9%

The rate type of debt investments at fair value as of September 30, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$39,636,569	$37,549,711	36.2%	54.6%
Floating Rate	69,345,291	66,091,326	63.8%	96.0%
Total	$108,981,860	$103,641,037	100.0%	150.6%

The industry composition of investments at fair value as of September 30, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$3,566,284	$3,723,036	3.2%	5.4%
Automotive	—	328,947	0.3%	0.5%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,137,419	7,660,374	6.6%	11.1%
Capital Equipment	11,347,115	11,359,597	9.8%	16.5%
Construction & Building	16,827,200	19,303,468	16.7%	28.0%
Consumer Goods - Durable	2,459,293	2,491,000	2.2%	3.6%
Environmental Industries	664,392	2,940,608	2.5%	4.3%
Healthcare & Pharmaceuticals	13,245,702	7,405,970	6.4%	10.8%
High Tech Industries	9,834,266	9,291,250	8.0%	13.5%
Media: Advertising, Printing & Publishing	4,781,678	4,929,617	4.3%	7.2%
Media: Diversified & Production	4,972,549	2,394,131	2.1%	3.5%
Metals & Mining	12,824,019	9,944,625	8.6%	14.4%
Retailer	3,098,300	2,262,000	2.0%	3.3%
Services: Business	24,226,587	24,639,985	21.3%	35.8%
Telecommunications	6,902,692	6,902,692	6.0%	10.0%
Total	$123,087,496	$115,577,300	100.0%	167.9%

The geographic concentrations at fair value as of September 30, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$51,597,429	$46,040,530	39.8%	66.9%
Northeast	41,173,546	37,152,642	32.2%	54.0%
South	23,884,486	25,991,628	22.5%	37.7%
Midwest	6,432,035	6,392,500	5.5%	9.3%
	$123,087,496	$115,577,300	100.0%	167.9%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2018

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.0%)*	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.38%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	$4,250,001	$4,224,975	$3,952,501
					4,250,001	4,224,975	3,952,501

Brite Media LLC (0.2%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,679
						125,000	131,679

CP Holding Co., Inc. (Choice Pet) (3.6%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Douglas Machines Corp. (4.3%)*	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,377,633	3,351,798	3,377,633
					3,377,633	3,351,798	3,377,633

Flavors Holdings, Inc. (4.9%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.80%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,922,308	3,842,000
					4,000,000	3,922,308	3,842,000

Flight Lease XIII, LLC (0.4%)*	03/2017	Aerospace & Defense	Common Equity Interest (600 Units)	(6)		253,796	295,800
						253,796	295,800

Fox Rent A Car, Inc. (1.7%)*	10/2014	Automotive	Common Equity Warrants (102 shares)			—	1,352,000
						—	1,352,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.05%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,955,675	2,771,500
					3,000,000	2,955,675	2,771,500

KC Engineering & Construction Services, LLC (2.5%)*	10/2017	Environmental Industries	Class A Membership Interest (103,414 Units)	(6)		641,711	1,939,500
						641,711	1,939,500

National Program Management & Project Controls, LLC (10.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.53%; 1M LIBOR + 10.00%)		6,937,681	6,840,054	6,911,000
			Class A Membership Interest (136,034 Units)	(6)		611,333	973,500
					6,937,681	7,451,387	7,884,500

ProAir Holdings Corporation (8.1%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,420,046	6,382,000
					6,500,000	6,420,046	6,382,000

Regional Engine Leasing, LLC (3.8%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,942,435	2,907,053	2,941,500
			Residual Value	(3)		102,421	—
					2,942,435	3,009,474	2,941,500

Safety Services Acquisition Corp. (8.9%)*	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (13.88%; 3M LIBOR + 11.00% with a 1.00% floor)	(5)	6,843,750	6,833,634	6,842,500
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
					6,843,750	6,933,634	7,015,500

Shannon Specialty Floors, LLC (4.6%)*	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.93%; 3M LIBOR + 10.50% with a 1.00% LIBOR floor)	(5)	3,642,477	3,599,001	3,568,000
					3,642,477	3,599,001	3,568,000

Surge Busy Bee Holdings, LLC (9.0%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.53%; 1M LIBOR + 10.00%)		4,656,250	4,480,856	4,524,500
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,412,501	2,327,683	2,299,500
			Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,500
					7,068,751	6,961,489	7,067,500

Water-Land Manufacturing & Supply, LLC (3.1%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.38%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,453,154	2,453,154
					2,500,000	2,453,154	2,453,154

Wetmore Tool and Engineering Company (5.2%)*	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,042,636	4,002,105	4,042,636
					4,042,636	4,002,105	4,042,636

World Business Lenders, LLC (0.1%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)	(9)		200,000	60,551
						200,000	60,551
Subtotal Non-Control / Non-Affiliate Investments					$58,005,216	$59,603,853	$61,919,954

Affiliate Investments
Coastal Screen and Rail, LLC (9.6%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,392,068	$6,267,795	$6,328,000
	01/2018		Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(4)	700,000	700,000	700,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Preferred Equity)	(6)		150,000	395,000
					7,092,068	7,117,795	7,423,000

Flight Lease XII, LLC (0.8%)*	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
					—	389,757	636,000

Northeast Metal Works, LLC (15.0%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash + 6.50% PIK)	(8)	10,436,690	10,417,612	10,223,500
			Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,497,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					11,936,690	13,513,132	11,721,000

V-Tek, Inc. (6.2%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,412,500	3,342,147	3,341,000
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(6)		150,000	188,500
					4,748,597	4,828,244	4,865,597
Subtotal Affiliate Investments					$23,777,355	$25,848,928	$24,645,597

Control Investments
Flight Lease VII, LLC (0.8%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$684,311	$684,311
					—	684,311	684,311

Portfolio Company	Date**	Industry	Investment (1) (2) (13) (14) (15)		Principal	Cost	Fair Value
Infinite Care, LLC (9.7%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(7)	4,641,335	3,377,702	3,948,000
			Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)		3,719,000	3,719,000	3,716,000
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,360,335	12,745,702	7,664,000
Subtotal Control Investments					$8,360,335	$13,430,013	$8,348,311

Total Investments at 12/31/18 (121.1%) *					$90,142,906	$98,882,794	$94,913,862
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income producing investments unless an investment is on non accrual. Common equity, residual values and warrants are non-income producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2018 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(7)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of December 31, 2018. In addition, for the year ended December 31, 2018, the Company funded $1.7 million in revolver advances to ICC and made a $0.6 million equity contribution to ICC to fund their liquidity needs.

(8)	The interest rate on the revolver is 11% prior to the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.
(9)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets as of December 31, 2018.

(10)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.
(11)	This portfolio company is in covenant default as of December 31, 2018 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the year ended December 31, 2018.
(12)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment.
(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(14)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(15)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

As of December 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$54,049,633	$54,609,097	57.5%	69.7%
Junior Secured Debt	34,027,362	33,231,424	35.0%	42.4%
Equity	10,805,799	7,073,341	7.5%	9.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$40,292,392	$39,934,269	45.5%	50.9%
Floating Rate	47,784,603	47,906,252	54.5%	61.1%
Total	$88,076,995	$87,840,521	100.0%	112.0%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,337,337	$4,557,611	4.8%	5.8%
Automotive	—	1,352,000	1.4%	1.7%
Banking, Finance, Insurance & Real Estate	200,000	60,551	0.1%	0.1%
Beverage, Food & Tobacco	3,922,308	3,842,000	4.1%	4.9%
Capital Equipment	18,602,194	18,667,866	19.7%	23.8%
Chemicals, Plastics and Rubber	3,599,001	3,568,000	3.8%	4.6%
Construction & Building	14,569,182	15,307,500	16.1%	19.5%
Consumer Goods - Non-Durable	4,224,975	3,952,501	4.2%	5.0%
Consumer Goods - Durable	2,453,154	2,453,154	2.6%	3.1%
Environmental Industries	641,711	1,939,500	2.0%	2.5%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
High Tech Industries	2,955,675	2,771,500	2.9%	3.5%
Media: Advertising, Printing & Publishing	125,000	131,679	0.1%	0.2%
Metals & Mining	13,513,132	11,721,000	12.3%	15.0%
Retailer	3,098,300	2,842,000	3.0%	3.6%
Services: Business	13,895,123	14,083,000	14.8%	18.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The geographic concentrations at fair value as of December 31, 2018 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$36,086,071	$32,955,912	34.7%	42.1%
Northeast	35,519,206	33,053,552	34.8%	42.2%
South	20,857,471	22,522,398	23.7%	28.7%
Midwest	6,420,046	6,382,000	6.8%	8.1%
	$98,882,794	$94,913,862	100.0%	121.1%

See accompanying notes to unaudited consolidated financial statements.

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

Restricted Cash

Restricted cash of $1.4 million and $1.8 million as of September 30, 2019 and December 31, 2018 respectively, was held at U.S. Bank, National Association in conjunction with the Company's senior secured revolving credit facility (the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees and expenses owed under its Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of September 30, 2019, the Company had three portfolio companies with a combined fair value of $12.1 million on non-accrual status. As of December 31, 2018, the Company had one portfolio company with a fair value of $7.7 million on non-accrual status.

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

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in the receivable for securities sold or payable for securities purchased on the Consolidated Statements of Assets and Liabilities. The Company's portfolio turnover rate for the nine months ended September 30, 2019 was 28.0%.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.1 million in net realized losses on its investments during the three months ended September 30, 2019 and $0.1 million of net realized gains on its investments during the three months ended September 30, 2018. The Company recognized $30,304 in net realized losses on its investments during the nine months ended September 30, 2019 and $0.6 million of net realized losses on its investments during the nine months ended September 30, 2018.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $2.0 million in net change in unrealized depreciation during the three months ended September 30, 2019 and $1.6 million in net change in unrealized depreciation during the three months ended September 30, 2018. The Company recognized $3.5 million in net change in unrealized depreciation during the nine months ended September 30, 2019 and $0.3 million in net change in unrealized depreciation during the nine months ended September 30, 2018.

 Classification of Portfolio Companies

The Company classifies its portfolio companies by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25% of the outstanding voting securities of another person. See table below for a breakdown of the Company's portfolio companies by classification at September 30, 2019 and December 31, 2018, respectively.

	Number of portfolio company investments by classification
	September 30, 2019	December 31, 2018
Non-Control/Non-Affiliated	16	18
Affiliated	8	4
Control	2	2
Total	26	24

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

Valuation Process

Investments are measured at fair value as determined in good faith by the Company's board of directors based on, among other factors, consistently applied valuation procedures and the following multi-step valuation process on each measurement date:

•The valuation process generally begins with each investment initially being valued by the Company's management or the investment professionals of its investment adviser, and/or, if applicable, by an independent valuation firm.

•Preliminary valuation conclusions are documented and discussed with senior management.

•The audit committee of the board of directors reviews and discusses the preliminary valuations.

•The board of directors discusses valuations and determines the fair value of each investment in the portfolio in good faith, based upon the recommendation of senior management, the input of the independent valuation firm report (if reviewed in such quarter), and the audit committee.

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

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 6.125% Notes due 2022 ("2022 Notes"), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of September 30, 2019 and December 31, 2018 was $0.7 million and $0.8 million, respectively. Amortization expense of the deferred offering costs was $50,076 and $46,702 for the three months ended September 30, 2019 and September 30, 2018, respectively. Amortization expense of the deferred offering costs was $0.1 million and $0.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's revolving line of credit. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2019 and December 31, 2018 was $0.5 million and $0.6 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended September 30, 2019 and September 30, 2018 was $58,258 and $58,804, respectively. Amortization expense relating to the deferred debt financing costs during the nine months ended September 30, 2019 and September 30, 2018 was $0.2 million and $0.2 million, respectively.

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

During the three months ended September 30, 2019 and September 30, 2018, the Company paid distributions totaling $0.24 and $0.29 per share, respectively. During the nine months ended September 30, 2019 and September 30, 2018, the Company paid distributions totaling $0.74 and $0.87, respectively. Of the aggregate distributions declared and paid during the nine months ended September 30, 2019, and paid or to be paid subsequent to September 30, 2019, and through December 31, 2019, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 80% ordinary income ($0.78 per share) and (2) 20% return of capital ($0.20 per share) based on distributions of $0.98 paid through December 31, 2019. The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2019 distributions will be made after the end of the Company's fiscal year, will be reported to stockholders on Form 1099-DIV, and could differ significantly from these estimates.

 Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. To the extent the Company receives taxable income information from portfolio companies subsequent to the filing of the Form 10-K which alters taxable income estimates and book/tax differences as reported in the filing, the Company’s tax return will be trued-up.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During both the three and nine months ended September 30, 2019, the Company did not incur any deferred tax expense for such temporary differences. During the three months ended September 30, 2018, the Company recognized a $0.5 million deferred tax benefit on unrealized losses on its investments. During the nine months ended September 30, 2018, the Company recognized a $15,584 deferred tax expense on unrealized gains on investments. The Company did not recognize a current income tax expense during both the three and nine months ended September 30, 2019. During the three months ended

September 30, 2018, the Company recognized a $10,192 current income tax expense. During the nine months ended September 30, 2018, the Company recognized a $43,025 current income tax expense.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2019. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2015-2018 for HCC LLC and the Company remain subject to examination by the IRS. The state tax years 2013-2018 for HCC LLC and the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2019. The Company incurred an excise tax expense for the year ended December 31, 2018 of $8,825, relating to an under accrual and payment of its its 2017 excise tax paid in 2018.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	September 30, 2019	December 31, 2018
Revolving line of credit	$36,300,000	$17,000,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$65,050,000	$45,750,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of September 30, 2019 were 5.7% and 2.5 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2018 was 5.9% and 3.4 years, respectively.

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
As of September 30, 2019 and December 31, 2018 the outstanding balance on the Credit Facility was $36.3 million and $17.0 million, respectively. As of September 30, 2019 and December 31, 2018, the Company was in compliance with its debt covenants.
2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 2022 Notes. On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of September 30, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.7 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the custodian if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of September 30, 2019 and December 31, 2018 , the Company was in compliance with its debt covenants.

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
As of September 30, 2019 and December 31, 2018, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $65.1 million and $45.8 million, respectively, and as of September 30, 2019, and December 31, 2018, the Company's asset coverage, as defined in the 1940 Act, was 206% and 271%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 37.0% and 41.2% of total principal balance outstanding as of September 30, 2019 and December 31, 2018, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Interest and fee income from the five largest debt investments accounted for approximately 29.6% and 32.8% of total investment income for the three months ended September 30, 2019 and September 30, 2018, respectively. Interest and fee income from the five largest debt investments accounted for approximately 26.6% and 30.9% of total investment income for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Note 5. Shareholders’ Equity

The following table summarizes the Company's common stock activity for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares repurchased	(159,561)	$(1,626,331)	—	$—	(421,069)	$(4,373,207)	(79,575)	$(849,418)
Dividends reinvested	8,514	81,371	7,868	83,279	24,165	237,257	25,047	258,077
Total	(151,047)	$(1,544,960)	7,868	$83,279	(396,904)	$(4,135,950)	(54,528)	$(591,341)

As of September 30, 2019 and 2018, the Company had no dilutive securities outstanding.

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

On May 2, 2019, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. Unless amended by the Company's board of directors, the repurchase program was set to expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock. Through September 30, 2019, the Company has purchased 210,533 shares of its common stock under this stock repurchase program and had a total of 39,467 shares remaining to purchase. Subsequent to September 30, 2019, the Company repurchased 39,467 shares of its common stock at an average price of $9.99 per share. With those shares repurchased in the fourth quarter of 2019, the Company reached the 250,000 share limit under the stock repurchase program authorized by the Company's board of directors in May 2019.

During the three months ended September 30, 2019 the Company repurchased 159,561 shares of its common stock at an average price of $10.19 and a total cost of $1.6 million. During the three months ended September 30, 2018, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2019, the Company repurchased 421,069 shares of its common stock at an average price of $10.39 per share, and a total cost of $4.4 million. During the nine months ended September 30, 2018, the Company repurchased 79,575 shares of its common stock at an average price of $10.67 per share and a total cost of $0.8 million.

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

2022 notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The unsecured notes trade under the ticker "HCAPZ". As of September 30, 2019 and December 31, 2018, the fair value of the 2022 Notes was $29.2 million and $28.8 million, respectively, which was based on the closing price of the 2022 Notes on that day.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of September 30, 2019 and December 31, 2018 was $36.3 million and $17.0 million, which approximates cost.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2019 and December 31, 2018, unfunded commitments totaled $3.2 million and $1.4 million, respectively, and if funded, their estimated fair values on such dates were $3.1 million and $1.3 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

	Fair Values as of September 30, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$76,643,412	$76,643,412
Junior Secured	—	—	26,997,625	26,997,625
Equity and Equity Related Securities	—	—	11,936,263	11,936,263
	$—	$—	$115,577,300	$115,577,300

	Fair Values as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$54,609,097	$54,609,097
Junior Secured	—	—	33,231,424	33,231,424
Equity and Equity Related Securities	—	—	7,073,341	7,073,341
	$—	$—	$94,913,862	$94,913,862

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2019 and December 31, 2018, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$76,643,412	Bond Yield	Risk adjusted discount factor	11.7% - 19.8%	15.4%

		Market	EBITDA multiple	3.2x - 8.0x	5.2x

		Income	Weighted average cost of capital	3.3% - 19.8%	12%

Junior Secured	$26,997,625	Bond Yield	Risk adjusted discount factor	20.0% - 32.5%	27.4%

		Market	EBITDA multiple	4.6x - 8.5x	6.9x

		Market	Revenue multiple	0.6x - 0.6x	0.6x

		Income	Weighted average cost of capital	13.0% - 32.5%	18.4%

Equity and Equity Related Securities	$11,936,263	Market	EBITDA multiple	4.6x - 8.0x	7.4x

		Income	Weighted average cost of capital	11.9% - 11.9%	11.9%

Type of Investment	Fair Value at December 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$54,609,097	Bond Yield	Risk adjusted discount factor	9.2% - 32.5%	15.2%

		Market	EBITDA multiple	3.0x - 5.8x	4.9x

		Income	Weighted average cost of capital	9.4% - 31.3%	15.6%

Junior Secured	$33,231,424	Bond Yield	Risk adjusted discount factor	13.4% - 20.0%	15.8%

		Market	EBITDA multiple	5.2x - 8.9x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.4% - 21.0%	15.6%

Equity and Equity Related Securities	$7,073,341	Market	EBITDA multiple	4.6x - 6.9x	5.9x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

(2)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the nine months ended September 30, 2019 and September 30, 2018. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur :

	Nine Months Ended September 30, 2019
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of September 30, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	44,041,031	446,494	3,737,138	48,224,663
Principal payments received/principal reductions	(7,700,773)	(15,312,804)	(230,115)	(23,243,692)
Sales of investments	—	—	(100,750)	(100,750)
Loan origination fees received	(1,852,715)	—	—	(1,852,715)
Payment-in-kind interest earned	355,541	263,142	—	618,683
Accretion of deferred loan origination fees/discounts	477,777	187,169	—	664,946
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	(10,314,500)	10,314,500	—	—
Net realized losses on investments	—	—	(106,435)	(106,435)
Change in unrealized appreciation (depreciation) on investments	(2,972,046)	(2,132,300)	1,563,084	(3,541,262)
Fair value of portfolio, end of period	$76,643,412	$26,997,625	$11,936,263	$115,577,300
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2019	$(2,890,453)	$(2,453,502)	$1,605,089	$(3,738,866)

	Nine Months Ended September 30, 2018
	Senior Secured(1)	Junior Secured	Equity and Equity Related Securities	Revenue - Linked Security	Total Investments as of September 30, 2018

Fair value of portfolio, beginning of period	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments/principal increases	16,362,500	2,500,000	881,898	—	19,744,398
Principal payments received/principal reductions	(16,896,043)	(986,144)	(203,650)	(342,842)	(18,428,679)
Sales of investments	(510,651)	—	(1,538,884)	—	(2,049,535)
Loan origination fees received	(281,383)	(85,662)	—	—	(367,045)
Payment-in-kind interest earned	556,178	472,665	—	—	1,028,843
Accretion of deferred loan origination fees/discounts	593,534	335,825	—	—	929,359
Transfers to (from) level 3	—	—	—	—	—
Transfer (to) from investment type	(2,000,000)	—	2,000,000	—	—
Net realized losses on investments	(620,805)	—	62,359	(50,674)	(609,120)
Change in unrealized appreciation (depreciation) on investments	2,546,911	(27,540)	(2,630,061)	(139,484)	(250,174)
Fair value of portfolio, end of period	$58,761,002	$46,588,284	$6,529,830	$—	$111,879,116
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2018	$2,279,530	$(27,540)	$(2,402,640)	$—	$(150,650)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019 and September 30, 2018.

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

Management fee expense for the three months ended September 30, 2019 and September 30, 2018 totaled $0.6 million and $0.6 million, respectively. Management fee expense for the nine months ended September 30, 2019 and September 30, 2018 totaled $1.6 million and $1.8 million, respectively.

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

The Company did not incur a pre-incentive fee net investment income incentive fee expense for both the three and nine months ended September 30, 2019. During the three months ended September 30, 2018, the Company incurred a pre-incentive fee net investment income incentive fee expense of $0.4 million. During the nine months ended September 30, 2018, the Company incurred a pre-incentive fee net investment income incentive fee expense of $0.5 million.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gain incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to its investment adviser when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gain incentive fee given the fact that a capital gains incentive fee would be owed to the investment adviser if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The actual incentive fee payable to the Company's investment adviser related to capital gains is determined and payable in arrears at the end of each fiscal year and is only based on cumulative realized capital gains, including realized capital gains for such period, but not unrealized capital gains. The Company recorded a net change in unrealized depreciation of $2.0 million for the three months ended September 30, 2019 and a net change in unrealized depreciation of $1.6 million for the three months ended September 30, 2018. The Company recorded a net change in unrealized depreciation of $3.5 million for the nine months ended September 30, 2019 and a net change in unrealized depreciation of $0.3 million for the nine months ended September 30, 2018. The Company recorded net realized losses of $0.1 million for the three months ended September 30, 2019 and net realized gains of $0.1 million for the three months ended September 30, 2018. The Company recorded a net realized loss of $30,304 during the nine months ended September 30, 2019 and a net realized loss of $0.6 million during the nine months ended September 30, 2018. The Company did not incur a capital gains incentive fee expense for either the three or nine months ended September 30, 2019 or September 30, 2018.

Total base management fees and incentive management fees expense was $0.6 million and $1.0 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Total base management and incentive fees expense was $1.6 million and $2.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Accrued base management fees and incentive management fees were $0.6 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

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

Total administrative services expense was $0.4 million and $0.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Total administrative services expense was $1.1 million and $1.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time, HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the year ended December 31, 2018 the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors has agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing the Company. HCAP Advisors did not voluntarily waive and/or reimburse any expenses incurred by the Company during the three or nine months months ended September 30, 2019.

Co-investment Transactions With Affiliates

On September 14, 2018, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of $3.5 million of senior secured term loan and $0.3 million of Class A membership interests. As of September 30, 2019, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC, after subsequent add-on investments, consisted of a $6.8 million senior secured term loan and $5.0 million of class A membership interests.

On February 15, 2019, in accordance with the exemptive order issued by the Securities and Exchange Commission to the Company, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. As of September 30, 2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.7 million senior secured term loan and an undrawn revolving credit facility.

Note 8. Commitments and Contingencies

At September 30, 2019, the Company had a total of $3.2 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on six of the Company’s debt investments. As of December 31, 2018, the Company had a total of $1.4 million in unfunded commitments comprised entirely of unfunded revolving line of credit commitments on three of the Company’s debt investments. The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Back Porch International, Inc.	$500,000	$490,625	$—	$—
Coastal Screen and Rail, LLC	850,000	850,000	250,000	250,000
Kleen-Tech Acquisition, LLC	400,000	382,944	—	—
Slappey Communications, LLC	500,000	490,205	—	—
Surge Busy Bee Holdings, LLC	450,000	447,509	450,000	434,419
V-Tek, Inc.	463,903	463,903	663,903	663,903
	$3,163,903	$3,125,186	$1,363,903	$1,348,322

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

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of September 30, 2019 or September 30, 2018 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets resulting from operations	$(1,043,162)	$632,826	$(896,060)	$3,518,577
Weighted average shares outstanding (basic and diluted)	6,053,807	6,398,077	6,171,616	6,408,547
Net increase (decrease) in net assets resulting from operations per share	$(0.17)	$0.10	$(0.15)	$0.55

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes of approximately $0.3 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of September 30, 2019 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which are estimated to be approximate $0.1 million as of September 30, 2019, resulting from a net operating loss carry forward and deferred taxes on net unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019, and September 30, 2018, respectively:

	Nine Months Ended September 30,
	2019		2018
Per share data:
Net asset value at beginning of period	$12.30		$12.66
Net investment income (1)	0.43		0.69
Realized gains (losses) on investments (1)	—	(5)	(0.10)
Net change in unrealized appreciation (depreciation) on investments (1)	(0.58)		(0.04)
Provision for taxes on unrealized gains on investments (1)	—		—	(5)
Net increase in net assets from operations (1)	(0.15)		0.55
Distributions (2)	(0.74)		(0.87)
Total distributions	(0.74)		(0.87)
Effect of shares repurchased / issued	0.11		(0.01)
Net asset value at end of period	$11.52		$12.33
Net assets at end of period	68,828,625		78,970,785
Shares outstanding at end of period	5,975,677		6,403,060
Weighted average shares outstanding (basic and diluted)	6,171,616		6,408,547
Per share closing price at end of period	$9.95		$10.89
Ratios and Supplemental data:
Total return based on change in NAV (not annualized), gross of incentive fees (3)	0.90%		6.69%
Total return based on change in NAV (not annualized), net of incentive fees (3)	0.90%		5.95%
Total investment return (not annualized) (4)	6.66%		8.09%
Average Net Assets	$73,754,722		$80,531,550
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	12.00%		12.60%
Ratio of expenses to average net assets, excluding expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	12.00%		13.51%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, before incentive fees (annualized)	12.00%		11.86%
Ratio of expenses to average net assets, including expenses reimbursed by HCAP Advisors, after incentive fees (annualized)	12.00%		12.77%
Ratio of net investment income to average net assets (annualized)	4.84%		7.30%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Distributions for the nine months ended September 30, 2019 exceeded net investment income in the amount of $1,859,823 and distributions for the nine months ended September 30, 2018 exceeded net investment income in the amount of $1,184,174. See Dividends and Distributions Policy in Note 2.
(3)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.

(4)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

(5)	Rounds to less than $0.01 per share.

Note 12. Significant Subsidiaries

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the nine months ended September 30, 2019. The financial information presented below includes a summarized income statement for Infinite Care, LLC, LLC for the three and nine months ended September 30, 2019 and September 30, 2018.

Income Statement - Infinite Care, LLC	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net sales	$4,298,601	$3,960,429	$12,793,602	$11,480,152
Cost of goods sold	3,221,744	2,808,375	9,437,176	8,165,296
Gross profit	1,076,857	1,152,054	3,356,426	3,314,856
Operating expenses	1,150,079	1,102,775	3,413,685	3,266,746
Income from operations	(73,222)	49,279	(57,259)	48,110
Other expenses, net	(291,587)	(318,441)	(599,099)	(924,038)
Net loss	$(364,809)	$(269,162)	$(656,358)	$(875,928)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019, except as discussed below.

Subsequent to September 30, 2019, the Company repurchased 39,467 shares of its common stock at an average price of $9.99 per share. With those shares repurchased in the fourth quarter of 2019, the Company reached the 250,000 share limit under the stock repurchase program authorized by the Company's board of directors in May 2019.

On October 31, 2019, the Company increased the commitment on its junior secured term loan in Northeast Metal Works, LLC by $1.7 million. Northeast Metal Works, LLC used the proceeds to payoff its senior secured revolving line of credit with a third party lender and, as a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

On October 31, 2019, the Company sold its warrants in Fox Rent A Car, Inc. As part of the transaction, the Company received $0.2 million in cash, 11,959 shares of Europcar Mobility Group, and contingent consideration in the form of an earn out. The Company is in the process of liquidating all of its shares in Europcar Mobility Group.

On October 31, 2019, the Company declared monthly distributions of $0.08 per share payable on each of November 27, 2019, December 27, 2019, January 31, 2020, and February 28, 2020.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended September 30, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2019 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(9) (12)	$(103,505)	$—	$—	$684,311	$—	$(103,505)	$580,806

Infinite Care, LLC	Senior Secured Term Loan, due 02/2019 (14.02%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor + 6.00% PIK)	(8) (14)	—	(454,530)	—	3,948,000	—	(454,530)	3,493,470

	Revolving Line of Credit, due 02/2019 (14.02%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor)	(8)	—	(3,500)	—	3,716,000	200,000	(3,500)	3,912,500

	Membership Interest (100% membership interests)	(7) (8)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(103,505)	$(758,030)	$—	$8,348,311	$500,000	$(861,535)	$7,986,776

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$7,089	$637,568	$6,328,000	$1,040,820	$(225,216)	$7,143,604

	Revolving Line of Credit, due 07/2022 (10.11%; 3M LIBOR + 8.00%)	(6)	—	—	45,815	700,000	350,000	(950,000)	100,000

	Preferred Equity Interest (6.21% fully diluted Preferred Equity)	(7)	—	(126,811)	—	395,000	—	(126,811)	268,189

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (12)	—	—	140,028	636,000	—	—	636,000

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2019 Value
Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash/2.00% PIK)	(17)	—	—	401,393	—	6,992,856	(116,667)	6,876,189

	Revolving Line of Credit, due 05/2022 (13.00% Cash/2.00% PIK)	(6)	—	—	678	—	—	—	—

	Common Equity Units (13.51% fully diluted)		—	—	—	—	250,000	—	250,000

	Common Equity Warrants (8.50% Common Equity)		—	—	—	—	186,970	—	186,970

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (12.05%; 1M LIBOR + 10.00%)	(16)	—	12,709	663,282	6,911,000	26,681	(144,376)	6,793,305

	Class A Membership Interest (574,392 Units)	(7) (10)	—	1,844,962	—	973,500	4,024,870	—	4,998,370

Northeast Metal Works LLC	Junior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash/4.00% PIK)	(15) (22)	—	(1,169,762)	1,307,966	10,223,500	890,887	(1,169,762)	9,944,625

	Revolving Line of Credit, due 12/2019 (15.00%)	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (2,368 Class A Units; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(18)	—	—	270,392	—	6,702,692	—	6,702,692

	Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(6)	—	—	854	—	—	—	—

	Common Equity Units (7.74% fully diluted)		—	—	—	—	200,000	—	200,000

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2019 Value
Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.75%; 3M LIBOR + 11.50%)	(17)	—	—	132,946	—	5,119,221	—	5,119,221

	Common Equity Interest (10.10% fully diluted)	(7)	—	—	—	—	360,000	—	360,000

	Common Equity Warrants (9.50% fully diluted)	(7)	—	—	—	—	237,579	—	237,579

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.25%; 3M LIBOR + 11.00%)	(13)	—	(25,836)	365,131	3,341,000	18,086	(157,086)	3,202,000

	Revolving Line of Credit, due 03/2021 (8.75%; 3M LIBOR + 6.50%)	(6)	—	—	104,519	1,336,097	200,000	—	1,536,097

	Common Stock (90 Shares)	(7)	—	40,500	—	188,500	40,500	—	229,000

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$665,351	$4,159,322	$32,530,097	$26,744,412	$(4,490,668)	$54,783,841

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at September 30, 2019.
(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
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

(10)	During the nine months ended September 30, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.
(11)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 1.2% of the Company's total assets
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.
(21)	The Company exited this investment in 2019.
(22)	On May 22, 2019, Northeast Metal Works, LLC entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works, LLC and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender throughout the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date in which Northeast Metal Works, LLC has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of the entity. As a result, the Company has reclassified its term loan investment in Northeast Metal Works, LLC from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works, LLC paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works, LLC to a third party and recognized a realized gain of $20,750.

On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to payoff the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

As of September 30, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$44,645,844	$44,879,078	38.8%	65.3%
Junior Secured Debt	11,308,499	9,944,625	8.6%	14.4%
Equity	12,760,873	7,946,914	6.9%	11.5%
Total	$68,715,216	$62,770,617	54.3%	91.2%

The rate type of affiliate debt investments at fair value as of September 30, 2019 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$25,260,998	$23,964,418	20.7%	34.8%
Floating Rate	30,693,345	30,859,285	26.7%	44.9%
Total	$55,954,343	$54,823,703	47.4%	79.7%

The industry composition of affiliate investments at fair value as of September 30, 2019 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$970,563	$1,216,806	1.1%	1.8%
Capital Equipment	4,915,080	4,967,097	4.3%	7.2%
Construction & Building	16,827,201	19,303,468	16.6%	28.1%
Healthcare & Pharmaceuticals	13,245,702	7,405,970	6.4%	10.8%
Metals & Mining	12,824,019	9,944,625	8.6%	14.4%
Services: Business	13,029,959	13,029,959	11.3%	18.9%
Telecommunications	6,902,692	6,902,692	6.0%	10.0%
Total	$68,715,216	$62,770,617	54.3%	91.2%

The geographic concentrations of affiliate investments at fair value as of September 30, 2019 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$34,974,832	$31,477,901	27.2%	45.7%
South	15,199,565	15,631,291	13.5%	22.7%
Northeast	18,540,819	15,661,425	13.6%	22.8%
Total	$68,715,216	$62,770,617	54.3%	91.2%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
More than 25% Owned
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(11) (18)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(11) (19)	(241,963)	27,424	38,144	829,849	96,424	(241,962)	684,311

Infinite Care, LLC	Senior Secured Term Loan, due 2/2019 (14.51%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,940,646	—	3,492,000	3,221,067	(2,765,067)	3,948,000

	Revolving Line of Credit, due 2/2019 (14.51%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor	(8)	—	(3,000)	—	2,065,000	1,654,000	(3,000)	3,716,000

	Membership Interest (100% membership interests)	(7) (8)	—	(2,649,000)	—	—	2,649,000	(2,649,000)	—

Total More Than 25% Owned Portfolio Companies			$(85,616)	$188,649	$130,935	$6,714,270	$7,620,491	$(5,986,450)	$8,348,311

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$60,205	$758,954	$—	$6,503,278	$(175,278)	$6,328,000

	Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(6)	—	—	56,288	—	835,000	(135,000)	700,000

	Preferred Equity Interest (6.21% fully diluted Common Equity)		—	245,000	—	—	395,000	—	395,000

Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	222,925	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan	(14) (18)	—	—	279,923	2,859,272	—	(2,859,272)	—

	Revolving Line of Credit	(18)	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value

	Common Stock (950 Shares)	(18)	259,506	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(15)	—	(93,583)	1,734,426	9,652,000	647,967	(76,467)	10,223,500

	Revolving Line of Credit, due 12/2019 (15.00%)	(9)	—	15,500	231,500	1,482,000	165,500	(150,000)	1,497,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(12)	—	(94,673)	489,831	3,500,000	—	(159,000)	3,341,000

	Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	111,697	886,097	450,000	—	1,336,097

	Common Stock (90 Shares)	(7)	—	(162,500)	—	351,000	—	(162,500)	188,500

WorkWell, LLC	Senior Secured Term Loan	(13) (18)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Stock (250,000 Shares)	(18)	(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Stock (250,000 Shares)	(18)	—	—	—	—	—	—	—

Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$(626,136)	$(821,837)	$3,885,544	$25,983,871	$10,031,479	$(11,369,753)	$24,645,597

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income producing investments unless an investment is on non-accrual. Common equity, residual values and warrants are non-income producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2018.
(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
(9)	The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date trough February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from 6/1/18 until expiration of the interim advance.
(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.0% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(18)	The Company exited this investment in 2018.
(19)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.

(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the unaudited consolidated financial statements for more information.

As of December 31, 2018, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,660,353	$31,090,097	32.8%	39.7%
Equity	8,618,588	1,903,811	2.0%	2.4%
Total	$39,728,941	$32,993,908	34.8%	42.1%

The rate type of affiliate debt investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,185,407	$18,049,000	19.1%	23.1%
Floating Rate	12,474,946	13,041,097	13.7%	16.6%
Total	$30,660,353	$31,090,097	32.8%	39.7%

The industry composition of affiliate investments at fair value as of December 31, 2018 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,074,068	$1,320,311	1.4%	1.7%
Capital Equipment	4,828,244	4,865,597	5.1%	6.2%
Construction & Building	7,117,795	7,423,000	7.8%	9.4%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
Metals & Mining	13,513,132	11,721,000	12.4%	15.0%
Total	$39,278,941	$32,993,908	34.8%	42.1%

The geographic concentrations of affiliate investments at fair value as of December 31, 2018 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,573,946	$12,529,597	13.2%	16.0%
Northeast	13,513,132	11,721,000	12.4%	15.0%
South	8,191,863	8,743,311	9.2%	11.1%
Total	$39,278,941	$32,993,908	34.8%	42.1%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results, including the performance of our existing investments;
•the introduction, withdrawal, success and timing of business initiatives and strategies;
•changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•the relative and absolute investment performance and operations of our investment adviser;
•the impact of increased competition;
•the impact of investments we intend to make and future acquisitions and divestitures;
•our ability to turn potential investment opportunities into transactions and thereafter into completed and successful investments;
•the unfavorable resolution of any future legal proceedings;
•our business prospects and the prospects of our portfolio companies;
•our regulatory structure and tax status;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;
•the ability of our portfolio companies to achieve their objective;
•the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;
•our contractual arrangements and relationships with third parties;
•our ability to access capital and any future financings by us;
•the ability of our investment adviser to attract and retain highly talented professionals; and
•the impact of changes to tax legislation and, generally, our tax position.

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

Portfolio

Portfolio Composition

As of September 30, 2019, we had $115.6 million (at fair value) invested in 26 portfolio companies. As of September 30, 2019, our portfolio was comprised of approximately 66.3% senior secured debt, 23.4% junior secured debt and 10.3% equity and equity-like investments.

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 portfolio companies. As of December 31, 2018, our portfolio was comprised of approximately 57.5% senior secured debt, 35.0% junior secured debt and 7.5% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$78,777,791	$76,643,412	$54,049,633	$54,609,097
Junior Secured Debt	30,204,069	26,997,625	34,027,362	33,231,424
Equity	14,105,636	11,936,263	10,805,799	7,073,341
Total Investments	$123,087,496	$115,577,300	$98,882,794	$94,913,862

At September 30, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.2 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.3 million and $9.9 million, respectively. At December 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.9 million and $11.7 million, respectively.

At September 30, 2019, 63.8% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 36.2% of our debt investments bore interest at fixed rates. At December 31, 2018, 54.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.5% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of September 30, 2019 and December 31, 2018, was 13.6% and 14.8%, respectively. The weighted average effective yield on the entire portfolio, as of September 30, 2019 and December 31, 2018, was 10.7% and 12.7%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC, CP Holding Co., Inc. (Choice Pet), and Deluxe Entertainment Services Group Inc. were excluded from the calculation as of September 30, 2019 because they were on non-accrual status as of that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 because it was on non-accrual status on that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three months ended September 30, 2019 and September 30, 2018 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PIK, beginning of period	$3,449,314	$4,402,923	$3,123,501	$3,852,636
Accrual	205,805	340,714	618,683	1,028,845
Payments	(37,120)	—	(124,184)	(21,269)
Write-off	—	—	—	(116,576)
PIK, end of period	$3,617,999	$4,743,637	$3,618,000	$4,743,636

Investment Activity

During the three months ended September 30, 2019, we closed $14.6 million of debt investment commitments and $0.6 million of equity investments in two new and three existing portfolio companies. During the three months ended September 30,

2018, we closed $6.0 million of debt investment commitments and $0.4 million of equity investments in one new and two existing portfolio companies. During the nine months ended September 30, 2019, we closed $50.9 million of debt investment commitments and $3.7 million of equity investments in nine new and seven existing portfolio companies. During the nine months ended September 30, 2018, we closed $18.6 million of debt investment commitments and $0.9 million of equity investments in three new and three existing portfolio companies.

During the three months ended September 30, 2019, we exited $7.0 million of debt investment commitments in three portfolio companies. During the three months ended September 30, 2018, we exited $12.0 million of debt investment commitments, $0.2 million of our revenue-linked security investment, and $1.0 million of equity investments in six portfolio companies. During the nine months ended September 30, 2019, we exited $21.4 million of debt investment commitments and $0.2 million of equity investments in nine portfolio companies. During the nine months ended September 30, 2018, we exited $18.9 million of debt investment commitments, $0.2 million of our revenue-linked security investment, and $1.1 million of equity investments in eleven portfolio companies.

Our level of investment activity can vary substantially from period to period depending on many factors, including the level of merger and acquisition activity in our target market, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, we use an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. In determining an investment rating, Company management takes into account various aspects of a company's performance during the measurement period and assigns an investment rating to each aspect, which are then averaged. Such averages may inform, but do not necessarily determine, the investment rating assigned to a company. The following is a description of the conditions associated with each investment rating:
•Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.

•Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.

•Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.

•Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.

•Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 are those for which some loss of return and principal is expected.

   The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2019			As of December 31, 2018
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$16.1	15.5%	3	$28.2	32.1%	5
2	63.1	60.9%	12	30.7	35.0%	7
3	2.4	2.3%	1	18.4	21.0%	3
4	12.2	11.8%	2	2.8	3.2%	1
5	9.8	9.5%	2	7.7	8.7%	1
	$103.6	100.0%	20	$87.8	100.0%	17

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of September 30, 2019, we had three portfolio companies on non-accrual status (our senior secured debt investment in Infinite Care, LLC, our junior secured debt investment in CP Holding Co., Inc. (Choice Pet), and our senior secured term loans in Deluxe Entertainment Services Group Inc.) which comprised 14.1% of our debt investments at cost. As of December 31, 2018, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 8.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Nine Months Ended September 30, 2019 and September 30, 2018

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

Investment income for the three months ended September 30, 2019 totaled $3.3 million, compared to investment income of $4.3 million for the three months ended September 30, 2018. Investment income for the three months ended September 30, 2019 was comprised of $2.8 million in cash interest, $0.2 million in PIK interest, $0.2 million in fees earned on the investment portfolio, and $45,508 in other income. Investment income for the three months ended September 30, 2018 was comprised of

$3.4 million in cash interest, $0.3 million in PIK interest, $0.3 million in fees earned on the investment portfolio, and $0.2 million of other income. The decrease in investment income in the three months ended September 30, 2019 is primarily attributable to a smaller income-earnings investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the three months ended September 30, 2018.

Investment income for the nine months ended September 30, 2019 totaled $9.3 million, compared to investment income of $12.1 million for the nine months ended September 30, 2018. Investment income for the nine months ended September 30, 2019 was comprised of $7.7 million in cash interest (which is net of $0.3 million of previously accrued interest income written-off during the period), $0.6 million in PIK interest, $0.7 million in fees earned on the investment portfolio, and $0.3 million in other income. Investment income for the three months ended September 30, 2018 was comprised of $9.8 million in cash interest, $1.0 million in PIK interest, $1.0 million in fees earned on the investment portfolio, and $0.3 million of other income. The decrease in investment income in the nine months ended September 30, 2019 is primarily attributable to a smaller income-earning investment portfolio, on average during the period, coupled with a lower weighted average effective yield, as compared to the nine months ended September 30, 2018.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors LLC under the investment advisory and management agreement, our allocable portion of overhead expenses and other administrative expenses under the administration agreement with JMP Credit Advisors (which expired on April 29, 2018) and the administration agreement with HCAP Advisors (which commenced on April 29, 2018) and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

•Interest expense and unused line fees;

•the cost of calculating our net asset value, including the cost of any third-party valuation services;

•the cost of effecting sales and repurchases of shares of our common stock and other securities;

•fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•transfer agent and custodial fees;

•out-of-pocket fees and expenses associated with marketing efforts;

•federal and state registration fees and any stock exchange listing fees;

•U.S. federal, state and local taxes;

•independent directors’ fees and expenses;

•brokerage commissions;

•fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•direct costs, such as printing, mailing, long distance telephone and staff;

•fees and expenses associated with independent audits and outside legal costs, and

•costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws.

Operating expenses totaled $2.2 million for the three months ended September 30, 2019, compared to $2.7 million for the three months ended September 30, 2018. Operating expenses in both periods consisted of interest expense, base management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The decrease in operating expenses was primarily due to lower professional fees in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as well as the absence of an incentive management fee in the three months ended September 30, 2019 compared to a $0.4 million incentive management fee incurred during the three months ended September 30, 2018. This was offset by higher interest expense during the three months ended September 30, 2019 due to higher borrowings, on average, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Operating expenses totaled $6.6 million for the nine months ended September 30, 2019, compared to $7.7 million for the nine months ended September 30, 2018. Operating expenses in both periods consisted of interest expense, base management fees, administrator expenses, interest and related fees, professional fees, valuation fees, insurance expenses, directors’ fees, taxes, and other general and administrative expenses. The decrease in operating expenses was primarily due to higher professional fees and general and administrative costs incurred during the nine months ended September 30, 2018 relating to the material weakness identified by management at December 31, 2017, coupled with a decrease in interest expense (due to lower borrowings, on average, throughout the nine months ended September 30, 2019 and a decrease in management fees expense (due to a lower portfolio balance, at fair value) and the absence of an incentive management fee.

From time to time HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by us. During the nine months ended September 30, 2018, we incurred approximately $0.7 million in non-recurring professional fees for additional work provided by our legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors agreed to reimburse us approximately $0.4 million of those expenses. We are under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors is reimbursing us. Net of expenses reimbursed by HCAP Advisors, we incurred in 2018 approximately $0.3 million in one-time expenses related to additional professional fees incurred relating to the material weakness that we do not expect to recur in the future. HCAP Advisors did not voluntarily waive and/or reimburse expenses incurred by us during the three or nine months ended September 30, 2019.

Interest expense increased due to a higher average outstanding debt balance during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Interest expense decreased due to a lower average outstanding debt balance and lower LIBOR rates during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Administrative services expense was $0.4 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018. Administrative services expense was $1.1 million for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018.

Base management fees for the three months ended September 30, 2019 was $0.6 million, compared to $0.6 million for the three months ended September 30, 2018. Base management fees for the nine months ended September 30, 2019 was $1.6 million, compared to $1.8 million for the nine months ended September 30, 2018. The slight decrease in base management fees is attributable to a smaller average amount of gross investments, at fair value, outstanding during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

We did not incur any incentive management fees for the three or nine months ended September 30, 2019. We incurred an incentive management fee of approximately $0.4 million and $0.5 million for the three and nine months ended September 30, 2018, respectively. This is primarily a result of the pre-incentive fee net investment income not exceeding the hurdle rate for both periods in fiscal year 2019. We only incur an incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% quarterly (8.0% annualized) hurdle rate. The Company's pre-incentive fee net investment income return failed to meet this hurdle rate for both the three and nine months ended September 30, 2019. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Net Investment Income

For the three months ended September 30, 2019, net investment income was $1.1 million, compared to $1.6 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net investment income was $2.7 million, compared to $4.4 million for the nine months ended September 30, 2018.

For the three months ended September 30, 2019, net investment income per share was $0.18 compared to $0.25 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, net investment income per share was $0.43 compared to $0.69 for the nine months ended September 30, 2018.

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

We recognized $0.1 million in net realized losses on our investments for the three months ended September 30, 2019, compared to $0.1 million of net realized gains on our investments in the three months ended September 30, 2018. We recognized $30,304 in net realized losses on our investments for the nine months ended September 30, 2019, compared to $0.6 million of net realized losses on our investments for the nine months ended September 30, 2018.

A summary of net realized gains and losses for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
	2019	2018
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$—	$3,776
Flight Lease VII, LLC (Common Equity Interest)	(92,615)	(119,402)
IAG Engine Center, LLC (Senior Secured Term Loan)	—	11,469
IAG Engine Center, LLC (Revenue-Linked Security)	—	(50,674)
24/7 Software, Inc. (Common Stock)	—	275,006
Net realized gains (losses)	$(92,615)	$120,175

A summary of net realized gains and losses for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$—	$3,776
Dell International L.L.C. (Senior Secured Term Loan)	6,151	—
Flight Lease VII, LLC (Common Equity Interest)	(103,505)	(119,402)
Flight Lease XI, LLC (Common Equity Interest)	—	156,347
Flight Lease XIII, LLC (Common Equity Interest)	(23,680)	—
IAG Engine Center, LLC (Senior Secured Term Loan)	—	11,469
IAG Engine Center, LLC (Revenue-Linked Security)	—	(50,674)
Mercury Network, LLC (Common Equity Units)	69,980	—
Northeast Metal Works LLC (Preferred Equity Interest)	20,750	398
24/7 Software, Inc. (Common Stock)	—	275,006
WorkWell, LLC (Senior Secured Term Loan)	—	(636,050)
WorkWell, LLC (Preferred Equity Interest)	—	(249,990)
Net realized losses	$(30,304)	$(609,120)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $(2.0) million for the three months ended September 30, 2019 and $(1.6) million for the three months ended September 30, 2018.

Net change in unrealized appreciation (depreciation) on investments totaled $(3.5) million for the nine months ended September 30, 2019 and $(0.3) million for the nine months ended September 30, 2018.

In addition, we recognized a deferred tax benefit relating to investments owned by our taxable blocker of $0.5 million for the three months ended September 30, 2018. We recognized a deferred tax expense relating to investments owned by our taxable blocker of 15,584 for the nine months ended September 30, 2018. We did not recognize any provision for deferred tax liabilities relating to investments owned by our taxable blocker for both the three and nine months ended September 30, 2019.

Net Increase in Net Assets Resulting from Operations

The net increase (decrease) in net assets resulting from operations was $(1.0) million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. The $1.6 million net decrease in net assets resulting from operations for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily attributable to a decrease in investment income (attributed to a lower income-earning portfolio and a lower effective yield) and an increase in unrealized depreciation, offset by lower operating expenses.

The net increase in net assets resulting from operations was $(0.9) million for the nine months ended September 30, 2019, compared to $3.5 million for the nine months ended ended September 30, 2018. The $4.4 million net decrease in net assets resulting from operations for the nine months ended ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily attributable to a decrease in investment income (attributed to a lower income-earning portfolio and a lower effective yield) and an increase in unrealized depreciation, offset by lower operating expenses.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $21.6 million for the nine months ended September 30, 2019 and provided cash of $6.3 million for the nine months ended September 30, 2018, primarily in connection with investment exits and fundings of new investments.

Our financing activities provided cash of $10.6 million for the nine months ended September 30, 2019 and provided cash of $2.9 million for the nine months ended September 30, 2018. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to shareholders and net borrowings on our Credit Facility.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2019 to date and all of 2018, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we may be limited in our ability to raise equity capital unless we obtain the approval described above, which we have neither sought nor obtained.

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

Also, as a BDC, we are generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. However, the Small Business Credit Availability Act, which was signed into law, on March 23, 2018, has modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, if certain requirements are met. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act. As a result, the asset coverage ratio applicable to the Company was changed from 200% to 150% effective May 4, 2019. This requirement limits the amount that we may borrow. As of September 30, 2019, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $65.1 million, and our asset coverage, as defined in the 1940 Act, was 206%. As of December 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.8 million, and our asset coverage, as defined in the 1940 Act, was 271%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.
As of September 30, 2019 and December 31, 2018, we had cash and restricted cash of $17.8 million and $28.8 million, respectively.

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
As of September 30, 2019 and December 31, 2018, the outstanding balance on the $55.0 million Credit Facility was $36.3 million and $17.0 million, respectively.

Notes Offering

On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of September 30, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.7 million. As of December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.8 million. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019, our only off-balance sheet arrangements consisted of $3.2 million of unfunded revolving line of credit commitments to six of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $1.4 million of unfunded revolving line of credit commitments to three of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an an independent external valuation firm to arrive at what we believe to be reasonable estimates of fair market value, whenever available. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

Recent Developments

Subsequent to September 30, 2019, we repurchased 39,467 shares of our common stock at an average price of $9.99 per share. With those shares repurchased in the fourth quarter of 2019, we have reached the 250,000 share limit under the stock repurchase program authorized by the Company's board of directors in May 2019.

On October 31, 2019, the we increased the commitment of our junior secured term loan in Northeast Metal Works, LLC by $1.7 million. Northeast Metal Works, LLC used the proceeds to payoff its senior secured revolving line of credit with a third party lender and, as a result of this transaction, our junior secured term loan converted into a senior secured term loan.

On October 31, 2019, we sold our warrants in Fox Rent A Car, Inc. As part of the transaction, we received $0.2 million in cash, 11,959 shares of Europcar Mobility Group, and contingent consideration in the form of an an earn out. We are in the process of liquidating all of our shares in Europcar Mobility Group.

On October 31, 2019, the we declared monthly distributions of $0.08 per share payable on each of November 27, 2019, December 27, 2019, January 31, 2020, and February 28, 2020.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, eighteen of our individual debt investments, or 63.8%, of the fair value of our portfolio bore interest at floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by approximately $0.5 million. Alternatively, a hypothetical 100 basis points decrease in LIBOR would decrease our net investment income by approximately $0.2 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We have not engaged in any hedging activities to date.

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1.Risk Factors

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio and adversely affect our debt financing, which could have an adverse effect on our business, financial condition and results of operations.

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

We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of September 30, 2019, we had a total of $43.8 million principal balance, or 39.0% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, borrowings under our Credit Facility, which is currently set to mature on October 30, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021 and if LIBOR ceases to exist at that time, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company issued a total of 8,514 shares of our common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate value of the shares of our common stock issued under the DRIP was approximately $0.1 million for the three months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2019.

On May 2, 2019, the Company's board of directors authorized an open market stock repurchase program. Pursuant to the program, the Company is authorized to repurchase up to 250,000 shares in the aggregate of its outstanding common stock in the open market. Unless amended by the board of directors, the repurchase program was set to expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of the Company's outstanding common stock. Through September 30, 2019, the Company has purchased 210,533 shares of its common stock under this stock repurchase program and had a total of 39,467 shares remaining to purchase. Subsequent to September 30, 2019, the Company repurchased 39,467 shares of its common stock at an average price of $9.99 per share. With those shares repurchased in the fourth quarter of 2019, the Company reached the 250,000 share limit under the stock repurchase program authorized by the Company's board of directors in May 2019.

During the three months ended September 30, 2019, the Company made the following repurchases pursuant to the repurchase plan:

Month	Total Number of Shares Purchased	Average Purchase Price	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Remaining Shares That May Yet Be Purchased Under Plans
July 1 - July 31	50,737	$10.41	50,737	148,291
August 1 - August 31	50,474	10.10	50,474	97,817
September 1 - September 30	58,350	10.09	58,350	39,467
	159,561	$10.19	159,561

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

HARVEST CAPITAL CREDIT CORPORATION

Date: November 7, 2019	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer

Date: November 7, 2019	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)