Form 10-K
period 2019-12-31
Harvest Capital Credit Corp
filed 2020-03-12
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 29th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3589

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	HCAP	Nasdaq Global Market
6.125% Notes due 2022	HCAPZ	Nasdaq Global Market

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 28, 2019, was approximately $45.7 million based upon the last sale price for the Registrant’s common stock on that date.
There were 5,952,814 shares of the Registrant’s common stock outstanding as of March 12, 2020.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2019

PART I
Item 1.Business

Company

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or "BDC", under the Investment Company Act of 1940, or the “1940 Act.” We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company, or "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended, or the "Code", and we intend to satisfy the Code requirements to receive RIC tax treatment annually. We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

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

As used herein, the terms “we”, “us,” and the “Company” refer to Harvest Capital Credit LLC for the periods prior to our initial public offering and refer to Harvest Capital Credit Corporation for the periods after the initial public offering.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of senior debt, subordinated debt and, to a lesser extent, minority equity investments in privately-held U.S. small to mid-sized companies. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB or Baa), which is often referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. While our primary investment focus is on making loans to, and selected equity investments in, privately-held U.S. small to mid-sized companies, we may also invest in other investments such as loans to larger, publicly-traded companies, high-yield bonds and distressed debt securities. In addition, we may also invest in debt and equity securities issued by collateralized loan obligation funds.

As a BDC, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to continue to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Regulation as a BDC.”

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

Available Information

Our principal executive offices are located at 767 Third Avenue, 29th Floor, New York, New York 10017, and our telephone number is (212) 906-3589. We maintain a website at http://www.harvestcapitalcredit.com. We make available on or through our website certain reports, including any amendments to those reports, and other documents that we file with or furnish to the Securities and Exchange Commission, or the "SEC." These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, among other filings. We make this information available on our website free of charge as soon as reasonable practicable after we electronically file the information with, or furnish it to, the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC's website at www.sec.gov. The information on our website is not incorporated by reference in this annual report on Form 10-K.

JMP Group

We were founded by certain members of HCAP Advisors, our investment adviser and administrator, and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in HCAP Advisors. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity; and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors. The shares of common stock of JMP Group are traded on the New York Stock Exchange (NYSE: JMP). Joseph A. Jolson, our Chief Executive Officer and Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of JMP Group.

Investment Adviser

Our investment adviser’s investment team is led by Joseph A. Jolson (our Chief Executive officer and Chairman of our board of directors), Richard P. Buckanavage (our Managing Director - Head of Business Development), and James Fowler, (our Chief Investment Officer), and is supported by the investment staff at HCAP Advisors, as well as investment professionals from JMP Group. In addition, HCAP Advisors expects to draw upon JMP Group’s over 20-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.
HCAP Advisors has an investment committee (the "Investment Committee") that is responsible for approving all key investment decisions that are made by our investment adviser on our behalf. The members of the Investment Committee are Messrs. Jolson, Buckanavage, Fowler, Carter D. Mack, the President of JMP Group; and Bryan B. Hamm, the President of Medalist Partners Corporate Finance LLC. The members of the Investment Committee have extensive investment experience and collectively currently manage or oversee an investment portfolio that includes alternative assets such as long-short equity hedge funds, middle-market lending, private equity and Harvest Capital Credit Corporation. All key investment decisions made by HCAP Advisors on our behalf, including screening, initial approvals, final commitment, funding, and material amendments, require approval from three of the five members of the Investment Committee and must include the approval of Mr. Jolson and Mr. Buckanavage.

Business Strategy

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of senior debt, subordinated debt and, to a lesser extent, minority equity investments. We have adopted the following business strategy to achieve our investment objective:

Capitalize on our investment adviser’s extensive relationships with small to mid-sized companies, private equity sponsors and other intermediaries. HCAP Advisors maintains extensive relationships with financial intermediaries, entrepreneurs, financial sponsors, management teams, small and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the United States,, which we expect will produce attractive investment opportunities for us. HCAP Advisors has been the sole or lead originator in a majority of our completed investment transactions. HCAP Advisors will also benefit from the resources and relationships of JMP Group, which maintains offices in San Francisco, New York City, Chicago, Boston, West Palm Beach, and Minneapolis.

Leverage the skills of our experienced investment adviser. The principals of HCAP Advisors have experience advising, investing in and lending to small and mid-sized companies and have been active participants in the primary leveraged credit markets. Throughout their careers, they have navigated various economic cycles as well as several market disruptions. We believe this experience and understanding allows them to select and structure better investments for us and to efficiently monitor and provide managerial assistance to our portfolio companies.

Apply disciplined underwriting policies. Lending to small to mid-sized private companies requires in-depth due diligence and credit underwriting expertise, which the principals of our investment adviser have gained throughout their extensive careers. HCAP Advisors has implemented disciplined and consistent underwriting policies in every transaction. These policies include a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team, operating discipline, growth potential and industry considerations.

Maintain rigorous portfolio management. The principals of HCAP Advisors have significant investing and board-level experience with small to mid-sized companies, and as a result, we expect that our investment adviser will be a value-added partner to, and remain in close contact with, our directly originated portfolio companies. After originating an investment in a company, the investment professionals of HCAP Advisors will monitor each investment closely, typically receiving monthly, quarterly and annual financial statements, meeting face-to-face with our portfolio companies, as well as frequent informal communication with portfolio companies. In addition, our portfolio company investments generally contain financial covenants, and we obtain compliance certificates relating to those covenants quarterly from our portfolio companies. We believe that HCAP Advisors' initial and ongoing portfolio review process will allow it to effectively monitor the performance and prospects of our portfolio companies.

“Enterprise value” lending. We and HCAP Advisors take an enterprise value approach to the loan structuring and underwriting process. “Enterprise value” is the value that a portfolio company’s most recent investors place on the portfolio company or “enterprise.” The value of the enterprise is determined by multiplying (x) the number of shares of common stock of the portfolio company outstanding on the date of calculation, on a fully diluted basis (assuming the conversion of all outstanding convertible securities and the exercise of all outstanding options and warrants), by (y) the price per share paid by the most recent purchasers of equity securities of the portfolio company plus the value of the portfolio company's liabilities. We generally secure a subordinated lien or a senior secured lien position against the enterprise value of a portfolio company and we obtain pricing enhancements in the form of warrants and other fees that we expect will build long-term asset appreciation in our portfolio. “Enterprise value” lending requires an in-depth understanding of the companies and markets served. We believe the experience that our investment adviser possesses gives us enhanced capabilities in making these qualitative “enterprise value” evaluations, which we believe can produce a high quality loan portfolio with enhanced returns for our stockholders.

 Opportunity for enhanced returns. To enhance our loan portfolio returns, in addition to receiving interest, we may obtain warrants to purchase the equity of our portfolio companies, as additional consideration for making loans. The warrants we obtain generally include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Obtaining warrants in our portfolio companies allows us to participate in the equity appreciation of our portfolio companies, which we expect will enable us to generate higher returns for our investors. We may also make a direct equity investment in a portfolio company in conjunction with a debt investment, which may provide us with additional equity upside in our investment. Furthermore, we seek to enhance our loan portfolio returns by obtaining ancillary structuring and other fees related to the origination, investment, disposition or liquidation of debt and investment securities.

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

Investment Process

The investment professionals of HCAP Advisors have responsibility for originating investment opportunities, evaluating potential investments, transaction due diligence, preparation of a preliminary deal evaluation memorandum, negotiation of definitive terms and conditions, securing approval from the Investment Committee, negotiation of legal documentation and monitoring/management of portfolio investments. There are six key elements of our investment process:

•Origination
•Evaluation
•Structuring/Negotiation
•Due Diligence/Underwriting
•Documentation/Closing
•Portfolio Management/Investment Monitoring.

 Origination

HCAP Advisors develops investment opportunities through a relationship network of financial intermediaries, entrepreneurs, financial sponsors, management teams, small- and mid-sized companies, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital throughout the United States. This investment sourcing network has been developed by the principals of HCAP Advisors, and enabled them to originate investments in every region of the United States. We believe that the strength of this network should enable HCAP Advisors to receive the first look at many investment opportunities. We believe that directly originating our own senior debt and subordinated debt investments and equity co-investments gives us greater control over due diligence, structure, terms and ultimately results in stronger investment performance. As a lead and often sole investor in the particular tranche of the capital structure, we also expect to obtain board or observation rights, which allow us to take a more active role in monitoring our investment after we close the investment.

We also expect HCAP Advisors’ relationship with JMP Group, which, through HCS, also manages a family of hedge funds, real estate funds, private equity funds and credit funds, to generate investment opportunities for us. We may, from time to time, and subject to the conditions included in our existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief"), may co-invest alongside certain accounts and funds affiliated with JMP Group.

Evaluation

An initial review of the potential investment opportunity will be performed by one or more of HCAP Advisors’ investment professionals. During the initial review process, the investment professionals may solicit input regarding industry and market dynamics from credit analysts and/or equity research analysts within our investment adviser and JMP Group. If the investment opportunity does not meet our investment criteria, feedback will be delivered timely through our origination channels. To the extent an investment appears to meet our investment criteria, the investment professionals of HCAP Advisors will begin preliminary due diligence.

Structuring/Negotiation

When an investment professional of HCAP Advisors identifies an investment opportunity that appears to meet our investment criteria, one or more of its investment professionals will prepare a pre-screen memorandum. During the process, comprehensive and proprietary models are created to evaluate a range of outcomes based on sensitized variables including various economic environments, changes in the cost of production, and various product or service supply/demand and pricing scenarios. HCAP Advisors’ investment professionals will perform preliminary due diligence and tailor a capital structure to match the historical financial performance and growth strategy of the potential portfolio company.

The pre-screen memorandum will also include the following:

•transaction description;
•company description, including product or service analysis, market position, industry dynamics, customer and supplier analysis, and management evaluation;
•quantitative and qualitative analysis of historical financial performance and preparation of 5-year financial projections;
•competitive landscape;
•business strengths and weaknesses;
•quantitative and qualitative analysis of business owner(s) (including private equity firm);
•potential investment structure, leverage multiples and expected yield calculations; and
•outline of key due diligence areas.

The Investment Committee then reviews the pre-screen memorandum and determines whether the opportunity fits our general investment criteria and should be considered for further due diligence. If the Investment Committee makes a positive determination, HCAP Advisors’ investment professionals will then negotiate and execute a non-binding term sheet with the potential portfolio company and conduct further due diligence.

During the formal approval process for investments, HCAP Advisors’ investment professionals regularly communicate with at least one member of the Investment Committee throughout in order to ensure efficiency as well as clarity for our prospective portfolio companies and clients.

Due Diligence/Underwriting

Once a non-binding term sheet has been negotiated and executed with the potential portfolio company and, in limited circumstances, the prospective portfolio company has remitted a good faith deposit, we begin our formal underwriting and due diligence process by requesting additional due diligence materials from the prospective portfolio company and arranging additional on-site visits with management and relevant employees. HCAP Advisors typically requests the following information as part of the due diligence process:

•annual and interim (including monthly) financial information;
•completion of a quality of earnings assessment by an accounting firm;
•capitalization tables showing details of equity capital raised and ownership;
•recent presentations to investors or board members covering the portfolio company’s current status and market opportunity;
•detailed business plan, including an executive summary and discussion of market opportunity;
•detailed background on all senior members of management, including background checks by third party;
•detailed forecast for the current and subsequent five fiscal years;
•information on competitors and the prospective portfolio company’s competitive advantage;
•completion of Phase I (and, if necessary, Phase II) environmental assessment;
•marketing information on the prospective portfolio company’s products, if any;
•information on the prospective portfolio company’s intellectual property; and
•information on the prospective portfolio company from its key customers or clients.

The due diligence process includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team and key operational employees. Outside sources of information are reviewed, including industry publications, market articles, Internet publications, or publicly available information on competitors.

Documentation/Closing

Upon completion of the due diligence process and review and analysis of all of the information provided by the prospective portfolio company and obtained externally, the investment professionals assigned to the opportunity prepare an investment memorandum for review and approval. The Investment Committee will reconvene to evaluate the opportunity, review the investment memorandum and discuss the findings of the due diligence process. If the opportunity receives final approval, HCAP Advisors’ principals, with the assistance of outside legal counsel, will be responsible for preparing and negotiating transaction documents and ensuring that the documents accurately reflect the terms and conditions approved by the Investment Committee. Funding requires final approval by the Investment Committee.

Portfolio Management/Investment Monitoring

HCAP Advisors employs several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include the following processes, procedures, and reports:

•review of available monthly or quarterly financial statements compared against the prior year’s comparable period and the company’s financial projections;

•review and discussion, if applicable, of the management discussion and analysis that will accompany its financial results;

•review of the company’s quarterly results and overall general business performance and assessment of the company’s compliance with all covenants (financial or otherwise), including preparation of a portfolio monitoring report or “PMR” (on a quarterly basis), which will be distributed to the members of the Investment Committee;

•periodic, and often, face-to-face meetings with management team and owners (including private equity firm if applicable); and

•attendance at board of directors meetings at portfolio companies through formal board seat or board observation rights.

Once the investment adviser has had the opportunity to review all quarterly PMRs, a meeting will be held with the investment professionals to review all of the PMRs to ensure consensus on risk rating, action steps (if any), and valuation.

In connection with the preparation of PMRs, each investment receives a quarterly risk rating following the five-level numeric investment rating system outlined below. The investment rating system uses a five-level numeric scale. In determining an investment rating, HCAP Advisors takes into account various aspects of a company's performance during the measurement period and assigns an investment rating to each aspect, which are then averaged. Such averages may form, but do not necessarily determine, the investment rating assigned to a portfolio company. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment Rating 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
2	Investment Rating 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
3	Investment Rating 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
4	Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 are those for which there is an increased possibility of loss of return, but no loss of principal is expected.
5	Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 are those for which loss of return and principal is expected.

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

We expect that there will not be a readily available market value for a substantial portion of our portfolio investments, and we will value those debt and equity securities that are not publicly traded or whose market value is not ascertainable at fair value as determined in good faith by our board of directors pursuant to our valuation policy and the 1940 Act. HCAP Advisors also employs an independent third party valuation firm to assist in determining the fair value of our portfolio investments, as described below.

In accordance with authoritative accounting guidance, and with the assistance of any independent third-party valuation firms that we employ, we perform detailed valuations of our debt and equity investments on an individual basis, using market, income, and bond yield approaches as appropriate. In general, we utilize a bond yield method for the majority of our debt investments, as long as it is appropriate. If, in our judgment, the bond yield approach is not appropriate, we may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model. For our equity investments, we generally utilize the market and income approaches.

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

The following is a description of our valuation process. Investments are measured at fair value as determined in good faith by our management team and HCAP Advisors' investment professionals, reviewed by the audit committee (which consists entirely of directors who are not "interested persons," as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company) of the board of directors, and ultimately approved by our board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

The board of directors undertakes a multi-step valuation process at each measurement date:

•Our valuation process generally begins with each investment initially being valued by our management and HCAP Advisors' investment professionals, and/or, if applicable, by an independent third-party valuation firm.

•Preliminary valuation conclusions are documented and discussed with our senior management.

•The audit committee of our board of directors reviews and discusses the preliminary valuations and recommends valuations to our board of directors for approval.

•The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith, based upon the input of our senior management, HCAP Advisors' investment professionals, and an independent third-party valuation firm (to the extent any such firm reviewed the investment during the applicable quarter), and the recommendation of the board of directors' audit committee.

The nature of the materials and input that our board of directors receives in the valuation process varies depending on the nature of the investment and the other facts and circumstances. For example, in the case of investments that are Level 1 or 2 assets, a formal report by our management or HCAP Advisors' investment professionals, called a portfolio monitoring report, or “PMR,” is not generally prepared, and no independent third-party valuation firm is engaged due to the availability of quotes in markets for such investments or similar assets. In the case of investments that are Level 3 assets, however, our board of directors generally receives a report on material Level 3 investments on a quarterly basis (i) from our management or HCAP Advisors' investment professionals in the form of a PMR, (ii) from an independent third-party valuation firm, or (iii) in some cases, both. In the case of investments that are Level 3 assets and have an investment rating of 1 (performing above expectations), we generally engage an independent third-party valuation firm to review all such material investments at least annually. In quarters where an external valuation is not prepared for such investments, our management or HCAP Advisors’ investment professionals generally prepare a PMR. In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), we generally engage an independent third-party valuation firm to review such material investments quarterly (and may receive a PMR in addition to the review of the independent third-party valuation firm where the Level 3 assets have an investment rating of 3 through 5). However, in certain cases for Level 3 assets, we may determine that it is more appropriate for HCAP Advisors’ investment professionals to prepare a PMR instead of engaging an independent third-party valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In addition, under certain unique circumstances, we may determine that a formal valuation report is not likely to be informative, and neither a third-party valuation report nor a report from management or HCAP Advisors’ investment professionals is prepared. Such circumstances might include, for example, an instance in which the investment has paid off after the period end date but before the board of directors meets to discuss the valuations. Further, Level 3 debt investments that have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise.

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

Managerial Assistance

As a BDC, we offer, through HCAP Advisors, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance may involve, among other things, monitoring the operations of these portfolio companies, participating in board of directors and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

We may receive fees for these services, though we may reimburse HCAP Advisors for its expenses related to providing such services on our behalf.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by HCAP Advisors, and each of our officers is an employee of HCAP Advisors or another affiliate. As of March 11, 2020, our investment adviser had a total of seven full-time officers and employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse HCAP Advisors, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including the compensation of our executive officers and their respective staffs. For a more detailed discussion of the administration agreement with HCAP Advisors, see “Administration Agreement.”

Investment Advisory Agreement

HCAP Advisors serves as our investment adviser pursuant to an investment advisory and management agreement. HCAP Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, or the "Advisers Act". Subject to

the overall supervision of our board of directors, HCAP Advisors manages our day-to-day operations, and provides investment advisory and management services to us.

 Under the terms of our investment advisory and management agreement, HCAP Advisors:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•identifies, evaluates and negotiates the structure of the investments we make;

•executes, closes, services and monitors the investments we make;

•perform due diligence on our prospective portfolio companies;

•determine the securities and other assets that we will purchase, retain or sell; and

•such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

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

 Base Management Fee. The base management fee is calculated at an annual rate of (i) 2.0% of our gross assets up to and including $350 million, (ii) 1.75% of our gross assets above $350 million and up to and including $1 billion, and (iii) 1.5% of our gross assets above $1 billion, and is payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes all assets, including any assets acquired with the proceeds of leverage, but excludes cash and cash equivalents. HCAP Advisors benefits when we incur debt or use leverage. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fee for any partial quarter will be appropriately prorated.

Incentive Fee. The incentive fee has two parts, as follows:

One component of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision pursuant to which HCAP Advisors receives 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized). The effect of this "catch-up" provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, HCAP Advisors will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it is easier for HCAP Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the then current quarter, does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee. These calculations are adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income Allocated to First Component of Incentive Fee

The second component of the incentive fee (the "capital gains incentive fee") is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, in each case calculated from the commencement date. If the difference is positive, then the capital gains incentive fee for such year is 20.0% of such amount, as noted above, less the aggregate amount of capital gains incentive fee payments previously paid to HCAP Advisors in all prior years. If such amount is negative, then no capital gains incentive fee will be payable for such year. If the investment advisory and management agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a capital gains incentive fee.

Payment of Our Expenses

We bear all costs and expenses that are incurred in our operation and transactions and not specifically assumed by HCAP Advisors pursuant to the investment advisory and management agreement. These costs and expenses include, but are not limited to, those relating to:

•our organization;
•calculating our net asset value (including the cost and expenses of any independent valuation firms);

•expenses, including travel expense, incurred by HCAP Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•interest payable on debt, if any, incurred to finance our investments;
•offerings of our securities;
•investment advisory and management fees;
•distributions on our shares;
•administration fees payable under the administration agreement;
•the allocated costs incurred by HCAP Advisors, as our administrator, in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making investments;
•transfer agent and custodial fees;
•registration fees;
•listing fees;
•taxes;
•independent director fees and expenses;
•preparing and filing reports or other documents with the SEC;
•preparation of any reports, proxy statements or other notices to our stockholders, including printing costs;
•our fidelity bond;
•directors and officers/errors and omissions liability insurance, and any other insurance premiums;
• indemnification payments;
• expenses relating to the development and maintenance of our website;
•direct costs and expenses of administration, including audit and legal costs; and
•all other expenses reasonably incurred by us or our investment adviser in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and the allocable portion of the cost of our officers and their respective staffs.

Limitation of Liability and Indemnification

The investment advisory and management agreement provides that HCAP Advisors and its officers, managers, partners, controlling persons, members, directors, employees, agents and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment advisory and management agreement. The investment advisory and management agreement also provides for indemnification by us of HCAP Advisors’ members, managers, partners, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and Termination
Our board of directors approved the investment advisory and management agreement at its first meeting, held on January 17, 2013. The investment advisory and management agreement was originally executed as of April 29, 2013 for an initial term of two years. Our board of directors most recently re-approved the investment advisory and management agreement on March 5, 2020 for an additional one-year term.

Unless earlier terminated as described below, the investment advisory and management agreement provides that it will remain in effect if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of any such party. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Board Approval of the Investment Advisory and Management Agreement
In consideration of its re-approval of the investment advisory and management agreement with HCAP Advisors during a meeting held on March 5, 2020, the board of directors focused on information it had received relating to, among other things:

•the nature, extent, and quality of the advisory and other services to be provided to us by our investment adviser, including, without limitation, in relation to the origination and underwriting of investments in middle market and lower middle market private companies and information with respect to our investment adviser’s portfolio management process;

•the performance of the Company and HCAP Advisors, including, without limitation, comparative data with respect to the performance of BDCs with similar investment objectives;

•comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives, as well as other externally managed BDCs;

•our operating expenses and expense ratio compared to BDCs with similar investment objectives, including, without limitation, consideration of administrative fees paid by other BDCs with similar investment objectives, as well as other externally managed BDCs, given HCAP Advisors’ provision of administrative services to the Company under the administration agreement and receipt of administrative fees for such services;

•any existing and potential sources of indirect income to HCAP Advisors from its relationships with us and the profitability of those relationships, including, without limitation, administrative fees paid to HCAP Advisors in its capacity as the administrator under the administration agreement with the Company;

•information about the services to be performed, the cost of such services, and the personnel performing such services under the investment advisory and management agreement, including, without limitation, the experience of such personnel in originating investments in the middle market and lower middle market;

•the organizational capability and financial condition of HCAP Advisors;

•the extent to which economies of scale would be realized if the Company grows and whether fee levels reflect these economies of scale for the benefit of the Company's stockholders, including, without limitation, consideration that the investment advisory and management agreement includes breakpoints that provide for the reduction of the base management fee as the Company’s gross assets increase above certain thresholds; and

•such other matters as the board of directors determined were relevant to their consideration of the investment advisory and management agreement.

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

Administration Agreement

HCAP Advisors also serves as our administrator pursuant to an administration agreement, which became effective on April 29, 2018. Prior to April 29, 2018, another affiliate of JMP Group, JMP Credit Advisors, served as our administrator.

Pursuant to the aforementioned administration agreement, HCAP Advisors furnishes us with office facilities, equipment and clerical, bookkeeping, recordkeeping services at such office facilities and other such services as our administrator, subject to review by our board of directors, shall from time to time determine to be necessary or useful to perform its obligations under the administration agreement. Under the administration agreement, HCAP Advisors also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for maintaining the financial and other records which we are required to maintain and preparing reports required to be filed with the SEC or any other regulatory authority. In addition, HCAP Advisors assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

In full consideration of the provision of the services of HCAP Advisors as our administrator, we reimburse HCAP Advisors for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon our allocable portion of HCAP Advisors' overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our executive officers and their respective staffs.

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

Similar to arrangements in prior years with our previous administrator, HCAP Advisors agreed to a cap on amounts payable by us under the administration agreement during the 2018 and 2019 fiscal and calendar years. This cap set the maximum amount that would be payable by us at $1.4 million for each of 2018 and 2019.

The existence of a cap, and the determination of a proper cap amount, in subsequent years will be determined by the mutual agreement of the independent members of our board of directors, on our behalf, and the administrator. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

The administration agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, HCAP Advisors, its affiliates and their respective directors, officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the administrator’s services under the administration agreement or otherwise as administrator for us.

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

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors on a BDC's board of directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Our bylaws provide for the calling of a special meeting of stockholders at which such action could be considered upon written notice of not less than ten or more than sixty days before the date of such meeting.

We do not intend to acquire securities issued by any investment company (i.e., mutual fund, registered closed-end fund or BDC) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of one investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies, generally. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. For example, under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are generally precluded from co-investing in private placements of securities. However, on December 10, 2015, we received the Exemptive Relief permitting us greater flexibility to negotiate the terms of co-investments with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the Exemptive Relief). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) that the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Exemptive Relief, with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

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

We and HCAP Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and HCAP Advisors have designated a chief compliance officer to be responsible for administering these policies and procedures.

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are generally the following:

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies any of the following:
▪is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
▪is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
▪has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange.

2. Securities of any eligible portfolio company which we control.

3. Securities purchased in a private transaction from a U.S. issuer that is not an investment company (other than a small business investment company wholly owned by us) or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4. Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5. Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

6. Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) in “— Qualifying assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, employees or agents, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. HCAP Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior securities; Derivative securities

The Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 4, 2019, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. Thus, we are permitted under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage ratio, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance; provided however that we are still required to comply with the provisions of our revolving credit facility that limit our ability to incur such additional leverage. Under our existing revolving credit facility, for example, our senior debt-to-tangible equity ratio is limited to 1.00 to 1.00 and our total debt-to-tangible equity ratio is limited to 1.40 to 1.00. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. See "Risk Factors--Risks Relating to Our Business and Structure-- Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital."

The 1940 Act also limits the amount of warrants, options and rights to common stock that we may issue and the terms of such securities.

Code of ethics

We and HCAP Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and a code of conduct that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes’ requirements. The code of ethics and code of conduct are available on the EDGAR database on the SEC’s website at http://www.sec.gov. Both documents are also available on our corporate governance webpage of http://www.harvestcapitalcredit.com/corporate-governance.

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

Proxy policies

HCAP Advisors votes proxies relating to our portfolio securities in what our investment adviser perceives to be the best interest of our stockholders. Our investment adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by us. Although our investment adviser will generally vote against proposals that may have a negative effect on our portfolio securities, our investment adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), imposes several regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us.

For example:

•pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act , our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated there-under. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and continue to take actions necessary to ensure that we are in compliance with that act.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company does not expect to incur an excise tax for the year ended December 31, 2019.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:

◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

Item 1A.Risk Factors

 Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, the trading price of our common stock and the value of any of our other securities, to the extent outstanding, including any preferred stock, subscription rights, warrants, or debt securities, may decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are dependent upon our investment adviser’s key personnel for our future success.

Our day-to-day investment operations are managed by HCAP Advisors, subject to oversight and supervision by our board of directors. As a result, we depend on the diligence, skill and network of business contacts of the principals of our investment adviser. These individuals have critical industry experience and relationships that we rely on to implement our business plan. If our investment adviser, which has a small number of investment professionals, loses the services of these individuals and cannot replace them, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that HCAP Advisors will remain our investment adviser.

The investment professionals of our investment adviser may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that these investment professionals will continue to dedicate a significant portion of their time to our investment activities; however, they may in the future engage in other business activities which could divert their time and attention from our investment activities. For example, Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (the Company's investment adviser and administrator).

Our business model depends to a significant extent upon strong referral relationships of the principals of our investment adviser, and their inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the principals of our investment adviser fail to maintain their existing relationships or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our financial condition and results of operations depend on our ability to manage our business and our future growth effectively.

Our ability to achieve our investment objective depends on our ability to manage and grow our business. This depends, in turn, on our investment adviser’s ability to identify, invest in, and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of our investment adviser’s structuring and execution of its investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The principals of our investment adviser have substantial responsibilities under the investment advisory and management agreement. Such demands on their time may distract them or slow our rate of investment. In order to grow, our investment adviser will need to hire, train, supervise and manage new employees. However, we can offer no assurance that any such employees will contribute effectively to the work of our investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

A variety of factors may affect the ability of borrowers to make scheduled payments on loans, including failure to satisfy financial targets and covenants, a downturn in a borrower’s industry or changes in the economy in general. In addition, investing in small and mid-sized companies in general involves a number of significant risks, including that small and mid-sized companies:

•may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small and mid-sized companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•may be particularly vulnerable to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources.

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

Because the majority of the loans we make and equity securities we receive are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

Substantially all of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors and in accordance with generally accepted accounting principles in the United States, or “GAAP.” Our board of directors utilizes the services of an independent valuation firm to aid it in determining the fair value of these securities. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the portfolio company's earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, enterprise value and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on borrowings, the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

HCAP Advisors' investment professionals may serve as officers, directors, principals, portfolio managers or advisers of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they have or may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by HCAP Advisors or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by HCAP Advisors where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC, which we have obtained (as described below), we generally will be permitted to co-invest with such investment funds, accounts and vehicles only when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof, we expect HCAP Advisors to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of HCAP Advisors. In situations where co-investment alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, HCAP Advisors will need to decide whether we or such other entity or entities will proceed with the investment. HCAP Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Although HCAP Advisors will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

In addition, on December 10, 2015, we received the Exemptive Relief permitting us greater flexibility to negotiate the terms of co-investments with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the Exemptive Relief). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Exemptive Relief, with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

Our incentive fee may induce our investment adviser to pursue speculative investments.

The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to pursue investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019.

In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The current presidential administration has implemented new tariffs against and trade policies with a number of countries, impacting a variety of goods and services. Additional tariffs and changes to trade policies could be implemented in the near future. The current administration, along with U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.
We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management's time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Because the aggregate market value of our common stock held by non-affiliates was below $75 million as of June 30, 2019, we continued to be a non-accelerated filer as of December 31, 2019. Accordingly, as provided in Section 404(c) of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, we are not required to provide an independent registered public accounting firm's attestation report on our internal control over financial reporting as of December 31, 2019. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Legislation permits us to incur additional leverage.
BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors unanimously approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective May 4, 2019. As a result of the board approval, effective May 4, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, we are able to incur additional indebtedness, subject to applicable provisions under our $55.0 million senior secured revolving credit facility with Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank (as amended, the "Credit Facility") (as discussed below) and any other credit facility to which we may become subject in the future, and our investors may face increased investment risk. In addition, our management fee is based on its gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to our investment adviser would increase.

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

In accordance with approval from our board of directors in May 2018, Section 61(a) of the 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 67% of the value of our assets). However, in the event that we incur additional indebtedness, we would still be required to comply with or amend any then-existing provisions of our Credit Facility that limit our ability to incur such additional leverage. Under our existing Credit Facility, for example, our senior debt-to-tangible equity ratio is limited to 1.00 to 1.00, and our total debt-to-tangible equity ratio is limited to 1.40 to 1.00.

Leverage increases the risks associated with an investment in us. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. Increasing our leverage, for example, makes our net asset value more sensitive to decreases and increases in our total assets and subject to greater variation. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a BDC, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. This requirement may limit our ability to issue additional stock to finance our operations, since our common stock for the last year has traded at a discount to our net asset value and will likely continue to do so.. In addition, if we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, which may subject them to dilution. If we cannot raise additional capital, we may be significantly constrained in our ability to make new investments and grow our business.

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

At December 31, 2019, we had $72.5 million of outstanding indebtedness with an annualized cost of $4.0 million related to interest and unused line fees, which assumes a weighted average cost of debt capital of 5.5% (which includes the unused fee) at December 31, 2019. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 3.4%. As of December 31, 2019, our asset coverage for borrowed amounts was 192%.

Advances under our Credit Facility bear interest at a rate per annum equal to the lesser of (i) applicable LIBOR plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law. In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month are less than fifty percent of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than fifty percent of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of our assets. If we are unable to meet the financial obligations under the Credit Facility, and an event of default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders.

The Company's $28.8 million in aggregate principal amount of unsecured notes due 2022, or the "2022 Notes", have a fixed annual interest rate of 6.125% and require quarterly interest payments until the notes mature in September 2022.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2019 assuming various annual returns, net of expenses, but before operating expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(26.9)%	(16.4)%	(6.0)%	4.4%	14.9%

Assumes (i) $116.8 million in portfolio investments (at fair value) at December 31, 2019, (ii) $72.5 million in outstanding indebtedness at December 31, 2019, (iii) $66.8 million in net assets at December 31, 2019 and (iv) average cost of funds of

5.53%, which is the estimated weighted average borrowing cost under our Credit Facility (including our unused fee of 0.75%) and 2022 Notes as of December 31, 2019. The corresponding returns to stockholders are net of interest expense, but excludes other operating expenses. Based on the above assumptions, our investment portfolio at fair value would have had to produce an annual return of at least 3.4% to cover annual interest payments on our outstanding debt.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2019, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

Changes in interest rates may affect our cost of capital and net investment income.

We leverage our investments with borrowed money and plan to continue doing so. As a result, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. While we have a significant percentage of floating rate assets to match our floating rate liabilities, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio and adversely affect our debt financing, which could have an adverse effect on our business, financial condition and results of operations.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of December 31, 2019, we had a total of $47.8 million principal balance, or 43.3% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, borrowings under our Credit Facility, which is currently set to mature on October 30, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021 and if LIBOR ceases to exist at that time, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modifications of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us.

Given the current uncertainties over LIBOR’s discontinuation and the replacement alternatives, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including any impact on our LIBOR-linked debt investments that mature after December 31, 2021. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

The Delaware General Corporation Law (the "DGCL") and our certificate of incorporation and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of our company. These provisions may prevent any premiums being offered to holders of our common stock.

We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. If our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our security holders.

The investment advisory and management agreement and the administration agreement with our investment adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

Our board of directors has the authority, except as provided otherwise under the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our securities. Nevertheless, the changes may adversely affect our business and affect our ability to make distributions.

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

HCAP Advisors has the right, under the investment advisory and management agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

We believe that most of the senior debt and subordinated debt investments that we intend to target should constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having original issue discount, or “OID,” for tax purposes, which we must recognize as ordinary income as such original issue discount accrues regardless of whether we have received any corresponding payment of such interest. Other features of debt instruments that we hold may also cause such instruments to generate original issue discount.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for regulated investment company tax treatment. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital, incur additional indebtedness or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for regulated investment company tax treatment and thus may become subject to corporate-level income tax.

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

•The Annual Distribution Requirement for a regulated investment company will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are, and may in the future be, subject to certain financial covenants under our debt arrangements and the 1940 Act that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other regulated investment companies, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other regulated investment companies, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of regulated investment company status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

HCAP Equity Holdings, LLC, one of our wholly-owned taxable subsidiaries, has elected to be taxed as a C-Corporation, and future wholly-owned tax subsidiaries may elect to be taxed as C-Corporations, and may incur federal income tax expense.

One of our wholly-owned taxable subsidiaries, HCAP Equity Holdings, LLC, holds certain portfolio investments that are listed on our Consolidated Schedule of Investments. HCAP Equity Holdings, LLC is consolidated for financial reporting purposes. The purpose of HCAP Equity Holdings, LLC is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC's gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. However, HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate tax expense as a result of any ownership of portfolio companies. We intend to implement tax strategies to minimize the risk of HCAP Equity Holdings, LLC from incurring corporate-level U.S. federal income taxes; however there can be no such guarantee that we will be successful in implementing such strategies.

We will continue to need additional capital to finance our growth because we intend to distribute substantially all of our income to our stockholders to maintain our qualification as a RIC. If additional funds are unavailable or are not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, we intend to distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock that we may issue in the future. Currently the asset coverage ratio applicable to us under the 1940 Act is 150%. This requirement will limit the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue common stock priced below net asset value without stockholder and independent director approval. However, if we were to obtain the necessary approvals to issue securities at prices below net asset value, our stockholders’ investments would experience dilution as a result of such issuance. If additional funds are not available to us, we could be forced to curtail or cease our lending and investment activities, and our net asset value could decrease.

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

Our business is dependent on our and third parties' communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;

•events arising from local or larger scale political or social matters, including terrorist acts; and

•cyber-attacks.

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

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, to date, we have not experienced any material losses relating to cyber-attacks or other information security breaches; however, there can be no assurance that we will not suffer such losses in the future. Notwithstanding that we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could have a security impact. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other means, and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures to ensure the integrity of our systems, there can be no assurance that these measures will provide protection. A cybersecurity incident affecting our computer systems, software and networks, or that of third-party vendors and clients, could subject us to significant liability and harm our reputation. If one or more of such events occur, this could jeopardize our or our portfolio companies' or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our, our portfolio companies', our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance we maintain. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. If our systems are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

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

The capital markets may experience periods of disruption and instability. Such market conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world, which could impair our portfolio companies and have a materially negative impact on our business, financial condition and results of operations.
The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

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

The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country's recent or proposed tariffs on the other country's products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics (such as the coronavirus currently affecting the wider global community), may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers' orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

As a consequence of the United Kingdom's vote to withdraw from the European Union, the government of the United Kingdom gave notice of its withdrawal from the European Union (“Brexit”). The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. In addition, continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like many of our portfolio companies, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. In addition, changes in oil and natural gas prices could adversely affect the credit quality of our debt investments and the underlying operating performance of our equity investments in energy-related businesses. In addition, volatility in the equity markets could impact our portfolio companies’ access to the debt and equity capital markets, which could ultimately limit their ability to grow, satisfy existing financing and other arrangements and impact their ability to perform. Volatility in the equity markets could also impact our ability to liquidate or achieve value from warrants and other equity investments we have in our portfolio companies. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.

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

Events outside of our control, including public health crises, may negatively affect our portfolio companies and the results of our operations.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our and our portfolio companies' operating results. For example, in December 2019, a novel strain of coronavirus surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China and the wider global community. As the potential impact of the coronavirus is difficult to predict, the extent to which the coronavirus and/or other health pandemics may negatively affect our and our portfolio companies' operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transactions with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury's Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The U.S. Foreign Corrupt Practices Act ("FCPA"), and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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

Our portfolio consists primarily of directly originated investments in senior debt and subordinated debt of small to mid-size companies. In addition, we may make non-control, equity co-investments in these companies in conjunction with our debt investments.

Senior debt investments. We generally invest in senior debt of small and mid-sized companies. Senior debt investments are typically secured by the assets of the portfolio company, including a pledge of the capital stock of the portfolio company’s subsidiaries, and are senior to all other junior capital in terms of payment priority. There is, however, a risk that the collateral securing these loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated debt investments. We also structure our debt investments as subordinated debt with a security interest that ranks junior to a company’s secured debt in priority of payment, but senior to a company’s preferred or common stock. As such, other creditors will rank senior to us in the event of insolvency, which may result in an above average amount of risk and loss of principal.

Equity investments. When we invest in senior debt or subordinated debt, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience, or opportunity costs had we instead invested in income-producing securities.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

Our failure to make follow-on investments in our portfolio companies could impair our investment in a portfolio company.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:
•increase or maintain in whole or in part our equity ownership percentage in a portfolio company;

•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•attempt to preserve or enhance the value of our investment.

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

We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we may reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares.

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

We invest primarily in senior debt, subordinated debt and equity securities issued by our portfolio companies. Some of our portfolio companies have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a RIC under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector (however, at times we may exceed this threshold due to the timing of exits of investments in our portfolio and the amount of the time it takes for us to reinvest the proceeds), our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2019, we had two portfolio companies on non-accrual status. These portfolio companies comprised approximately 10.0% of our debt portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the 2022 Notes.

Portfolio company litigation or other litigation or claims against us or our personnel could result in additional costs and the diversion of management time and resources.

In the course of investing in and providing significant managerial assistance to certain of our portfolio companies, certain persons employed by our investment adviser may serve as directors on boards of such companies. To the extent that litigation arises out of our investments in these companies or otherwise, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. Additionally, other litigations or claims against us or our personnel could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we may establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

While we believe we would have valid defenses to potential claims brought due to our investment in any portfolio company, and will defend any such claims vigorously, we may nevertheless expend significant amounts of money in defense costs and expenses. Further, if we enter into settlements or suffer an adverse outcome in any litigation, we could be required to pay significant amounts. In addition, if any of our portfolio companies become subject to direct or indirect claims or other obligations, such as defense costs or damages in litigation and settlement, our investment in such companies could diminish in value and we could suffer indirect losses. Further, these matters could cause us to expend significant management time and effort in connection with assessment and defense of any claims.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

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

Shares of closed-end investment companies, including BDCs, may trade at a discount to net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, during times at which our common stock trades below net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

If our investments do not meet our performance expectations, our stockholders may not receive distributions or a portion of our distributions may be a return of capital.

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will be subject to U.S. federal corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•failure to qualify or loss of our qualification, as applicable, as a RIC or BDC;

•changes in earnings or variations in operating results;

•changes in the value of our portfolio of investments;

•changes in accounting guidelines governing valuation of our investments;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•departures of our investment adviser's key personnel;

•potential actions of activist stockholders and responses from our board of directors and management;

•loss of a major funding source;

•operating performance of companies comparable to us;

•litigation and/or governmental investigations; and

•economic and political conditions or events.

Any fluctuations in the market price and demand for our common stock may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

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

You may receive shares of our common stock through the Company's dividend reinvestment plan, and we may otherwise choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.

Our cash distributions to stockholders will be automatically reinvested in additional shares of our common stock unless such stockholder has specifically "opted out" of our dividend reinvestment plan so as to receive cash distributions. In addition, we may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service ("IRS"), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

•preferred stock constitutes a “senior security” for purposes of the asset coverage test;

•dividends on any preferred stock we issue generally must be cumulative;

•payments of dividends on and repayments of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders;

•the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if and for so long as dividends on the preferred stock are in arrears by two years or more; and

•under the terms of such securities, we may not be permitted to declare a cash distribution on our common stock or purchase our common stock unless our preferred stock (together with all of our other senior securities) has at the time of the declaration of any such distribution or at the time of any such purchase an asset coverage ratio of at least 150% (after deducting the amount of such dividend, distribution or purchase price, as the case may be).

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

Any debt securities or any convertible debt securities that we issue to the public in the future may or may not have an established trading market. We cannot assure investors that a trading market for our debt securities or any convertible debt securities, if issued to the public, would develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities or any convertible debt securities. These factors include, but are not limited to, the following:

•the time remaining to the maturity of these debt securities;

•the outstanding principal amount of debt securities with terms identical to these debt securities;

•the general economic environment;

•the supply of debt securities trading in the secondary market, if any;

•the redemption, repayment or convertible features, if any, of these debt securities;

•the level, direction and volatility of market interest rates generally; and

•market rates of interest higher or lower than rates borne by the debt securities.

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

Our 2022 Notes are not secured by any of our assets or the assets of any of our subsidiaries. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we, or any existing or future subsidiary may, have outstanding or that we or they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any existing and future subsidiary may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2019, we had $43.7 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore is effectively senior to the 2022 Notes to the extent of the value of such assets.

The 2022 Notes are structurally subordinated to the indebtedness and other liabilities of our existing and future subsidiaries.

The 2022 Notes are obligations exclusively of Harvest Capital Credit Corporation and not of any subsidiaries that we have or may have in the future. None of our existing or future subsidiaries, if any, will be a guarantor of the 2022 Notes, and the 2022 Notes are not required to be guaranteed by any subsidiaries we may have. Currently, our only existing subsidiaries are HCAP Equity Holdings, LLC and HCAP ICC, LLC, the Company's taxable blocker subsidiaries.

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

The indenture under which the 2022 Notes were issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our existing or future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes, and (4) securities, indebtedness, or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. See "--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.";

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, except that we have agreed that, for the period of time during which the 2022 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a)(1) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See "--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.";

•sell assets (other than certain limited restrictions on our ability to consolidate, merge, or sell all or substantially all of our assets);

•enter into transactions with affiliates;

•create liens (including liens on the shares of our future subsidiaries) or enter into sale and leaseback transactions;

•make investments; or

•create restrictions on the payment of dividends or other amounts to us from any of our future subsidiaries.

Additionally, the indenture governing the 2022 Notes does not require us to make an offer to purchase the 2022 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2022 Notes do not protect holders of the 2022 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or any of our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

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

The 2022 Notes are an issue of debt securities listed on the Nasdaq Global Market ("Nasdaq") under the symbol “HCAPZ.” Although the 2022 Notes are listed on Nasdaq, we cannot provide any assurances that an active trading market will exist or be maintained in the future for the 2022 Notes or that holders will be able to sell their 2022 Notes. Even if an active trading market does exist or is maintained, the 2022 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects, and other factors. To the extent an active trading market does not exist or is not maintained, the liquidity and trading price for the 2022 Notes may be harmed and holders of the 2022 Notes may be required to bear the financial risk of an investment in the 2022 Notes for an indefinite period of time.

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

If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2022 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2022 Notes and our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2022 Notes, the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 767 Third Avenue, 29th Floor, New York, NY 10017.

Item 3.Legal Proceedings

Neither we, HCAP Advisors, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses, and no such material proceedings are known to be contemplated. We, HCAP Advisors, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “HCAP.”

As of March 10, 2020, we had 17 shareholders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Distribution Policy

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

We make and expect to continue to make distributions on a monthly basis to our stockholders. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. For example, in 2019, we reduced our monthly distribution to $0.08 per share from $0.095 per share. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

Tax characteristics of all distributions paid by us (or the applicable withholding agent) are reported to stockholders on Form 1099-DIV after the end of the calendar year. For the year ended December 31, 2017, none of the distributions paid by the Company constituted a return of capital. For the year ended December 31, 2018, the Company made return of capital distributions totaling $0.16 per share. For the year ended December 31, 2019, the Company estimates that $0.23 per share of the distributions paid represented a return of capital. Our future monthly distributions, and the rate of those distributions, if any, will be determined by our board of directors.

Sales of Unregistered Securities

During the year ended December 31, 2019, we issued a total of 33,809 shares of our common stock under our DRIP. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2019 was approximately $0.3 million.

These issuances were not subject to the registration requirements of the Securities Act of 1933.

Purchases of Equity Securities

During the three months ended December 31, 2019, the Company made the following repurchases pursuant to the repurchase plan:

Month	Total Number of Shares Purchased (1)	Average Purchase Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Remaining Shares that May Yet Be Purchased Under Plan (1)

October 1 through October 31, 2019	39,467	9.99	39,467	—
November 1 through November 30, 2019	—	—	—	—
December 1, through December 31, 2019	—	—	—	—
Total repurchases	39,467	$9.99	39,467

(1)	On May 2, 2019, our board of directors authorized an open market stock repurchase program. Pursuant to the program, we were authorized to repurchase up to an aggregate amount of 250,000 shares of our common stock in the open market. The repurchase program was set to expire on the earlier of December 31, 2019 or the repurchase of 250,000 shares of our outstanding common stock. The stock repurchase program expired on October 24, 2019, on which date we met the 250,000 shares limit.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the five-year period ended December 31, 2019. The graph assumes that, on December 31, 2014, a person invested $100 in each of our common stock, at the closing price of our common stock on that date, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures cumulative stockholder return, which takes into account both changes in stock price and distributions. It assumes reinvestment of all cash dividends prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.Selected Financial Data

The following selected financial and other data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, is derived from our audited consolidated financial statements. The data below should be read in conjunction with our financial statements and related notes thereto, "Risk Factors" included in Part I, Item 1A in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Annual Report on Form 10-K. "Other Data" in the table below has not been audited.

	As of and for the
	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Interest income	$12,335,573	$15,525,664	$18,468,062	$20,738,511	$20,074,063
Other income	334,811	658,257	236,198	154,963	252,833
Operating expenses	8,841,598	10,201,522	10,467,406	10,841,052	10,675,881
Net investment income, after taxes	3,828,786	5,982,399	8,236,854	10,052,422	9,651,015
Net change in unrealized appreciation (depreciation) on investments	(2,671,388)	(428,921)	1,458,173	(3,528,349)	(2,182,647)
Net realized losses on investments	(2,363,853)	(486,680)	(8,062,441)	(517,586)	(1,057,355)
Net increase (decrease) in net assets resulting from operations	(1,206,455)	5,066,798	1,632,586	6,006,487	6,411,013

Other Data:
Dollar-weighted average annualized yield on debt and other income-producing investments (1)	14.0%	14.8%	15.3%	15.4%	13.9%
Dollar-weighted average annualized yield on total investments (1)	11.3%	12.7%	13.7%	14.4%	13.6%
Number of portfolio companies at year-end	25	24	31	31	33

Per Share Data (2):
Net increase (decrease) in net assets resulting from operations per share	$(0.20)	$0.79	$0.25	$0.96	$1.03
Net investment income per share	$0.63	$0.93	$1.28	$1.60	$1.54
Distributions declared per common share	$0.98	$1.16	$1.45	$1.35	$1.35
Net asset value per share	$11.23	$12.30	$12.66	$13.86	$14.26

Statement of Asset and Liabilities Data:
Gross investments	$116,809,390	$94,913,862	$115,600,678	$134,101,534	$142,760,426
Cash and restricted cash	21,847,282	28,775,548	11,464,437	7,556,978	3,069,409
Total assets	140,059,736	125,319,701	128,152,840	142,989,647	149,137,859
Borrowings	72,450,000	45,750,000	45,471,853	54,446,613	57,198,293
Total liabilities	73,278,254	46,923,737	46,371,411	55,867,351	59,723,603
Net assets	66,781,482	78,395,964	81,781,429	87,122,296	89,414,256

(1)	The dollar-weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt investments and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. The dollar-weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors. Infinite Care, LLC was excluded from this calculation as of December 31, 2019 and December 31, 2018, and CP Holdings Co, Inc. (Choice Pet) was excluded from the calculation as of December 31, 2019 because they were on non-accrual status on such dates.
(2)	All per share amounts are basic and diluted.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

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

•the unfavorable resolution of any existing or future legal proceedings;

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

Overview

We were formed as a Delaware corporation on November 14, 2012 and completed our initial public offering on May 7, 2013. Immediately prior to the initial public offering, we acquired Harvest Capital Credit LLC in a merger whereby the outstanding limited liability company membership interests of Harvest Capital Credit LLC were converted into shares of our common stock and we assumed and succeeded to all of Harvest Capital Credit LLC’s assets and liabilities, including its entire portfolio of investments.

Our investment objective is to generate both current income and capital appreciation primarily by making direct investments in the form of senior debt, subordinated debt and, to a lesser extent, minority equity investments. We seek to accomplish our investment objective by targeting investments in small to mid-sized U.S. private companies with annual revenues of less than $100 million and annual EBITDA (earnings before interest, taxes, depreciation and amortization) of less than $15 million. We believe that transactions involving companies of this size offer higher yielding investment opportunities, lower leverage levels and other terms more favorable than transactions involving larger companies.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act.

We have also elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and we intend to continue to qualify annually for tax treatment as a RIC.

Our investment adviser, HCAP Advisors, which is registered as an investment adviser under the Advisers Act, manages our day-to-day operations and provides investment advisory and management services to us, subject to the overall supervision of our board of directors and pursuant to an investment advisory and management agreement. HCAP Advisors also serves as our administrator pursuant to an administration agreement, through which it furnishes us with office facilities, equipment and clerical, bookkeeping and recordkeeping services and performs, or oversees the performance of, our required administrative services.

Portfolio

Portfolio Composition

As of December 31, 2019, we had $116.8 million (at fair value) invested in 25 companies. As of December 31, 2019, our portfolio, at fair value, was comprised of approximately 73.6% senior secured term loans, 16.0% junior secured term loans and 10.4% equity and equity-like investments.

As of December 31, 2018, we had $94.9 million (at fair value) invested in 24 companies. As of December 31, 2018, our portfolio, at fair value, was comprised of approximately 57.5% senior secured term loans, 35.0% junior secured term loans and 7.5% equity and equity-like investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of annual EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of December 31, 2019 and December 31, 2018 was as follows:

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$87,032,136	$85,954,384	$54,049,633	$54,609,097
Junior Secured	20,413,183	18,757,348	34,027,362	33,231,424
Equity and Equity Related	16,004,386	12,097,658	10,805,799	7,073,341
Total Investments	$123,449,705	$116,809,390	$98,882,794	$94,913,862

At December 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.1 million and $11.6 million, respectively. At December 31, 2018, our average portfolio company debt investment at amortized cost and fair value was approximately $4.0 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $11.9 million and $11.7 million, respectively.

At December 31, 2019, 53.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.0% bore interest at fixed rates. At December 31, 2018, 54.5% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 45.5% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of December 31, 2019 and December 31, 2018, was approximately 14.0% and 14.8%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2019 and December 31, 2018, was 11.3% and 12.7%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of December 31, 2019 because they were on non-accrual status on that date. Infinite Care, LLC was excluded from the calculation as of December 31, 2018 because it was on non-accrual status on that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income-producing. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.
For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the years ended December 31, 2019 and December 31, 2018 is summarized in the tables below.

	2019
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$3,123,501	$3,287,499	$3,449,314	$3,617,999	$3,123,501
Accrual	206,634	206,245	205,805	243,149	861,833
Payments	(42,636)	(44,430)	(37,120)	(5,926)	(130,112)
PIK, end of period	$3,287,499	$3,449,314	$3,617,999	$3,855,222	$3,855,222

	2018
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$3,852,636	$4,099,981	$4,402,923	$4,743,637	$3,852,636
Accrual	363,919	324,211	340,714	301,909	1,330,753
Payments	—	(21,269)	—	(1,922,045)	(1,943,314)
Write-off	(116,574)	—	—	—	(116,574)
PIK, end of period	$4,099,981	$4,402,923	$4,743,637	$3,123,501	$3,123,501

Investment Activity

During the year ended December 31, 2019, we closed $55.3 million of debt investment commitments in nine new and seven existing portfolio companies. We also made $3.7 million of equity investments in three new and three existing portfolio companies. During the year ended December 31, 2018, we closed $19.2 million of debt investment commitments in three new and four existing portfolio companies. We also made $1.6 million of equity investments in two new portfolio companies and four existing portfolio companies.

During the year ended December 31, 2019, we exited $21.4 million of debt investment commitments from eight portfolio companies. We also exited $0.2 million of equity investments from two portfolio companies. During the year ended December 31, 2018, we exited $37.5 million of debt investment commitments from twelve portfolio companies, $1.4 million of equity investments from five portfolio companies, and $0.2 million from our revenue-linked security investment.

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

•Investment Rating 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in workout. Investments with a rating of 4 are those for which there is an increased possibility of loss of return, but no loss of principal is expected.

•Investment Rating 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in workout. Investments with a rating of 5 are those for which loss of return and principal is expected.

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2019			As of December 31, 2018
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$14.6	13.9%	3	$28.2	32.1%	5
2	66.1	63.1%	13	30.7	35.0%	7
3	2.2	2.2%	1	18.4	21.0%	3
4	13.8	13.2%	2	2.8	3.2%	1
5	8.0	7.6%	1	7.7	8.7%	1
	$104.7	100.0%	20	$87.8	100.0%	17

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, we remain contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management judgment regarding collectability. As of December 31, 2019, we had two portfolio companies on non-accrual status (our senior secured debt investment in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)), which comprised 10.0% of our debt investments at cost. As of December 31, 2018, we had one loan on non-accrual status (our senior secured debt investment in Infinite Care, LLC), which comprised 8.1% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Set forth below is a comparison of the results of operations for the years ended December 31, 2019 and 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Comparison of the Years Ended December 31, 2019 and December 31, 2018

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

Investment income for the year ended December 31, 2019 totaled $12.7 million, compared to investment income of $16.2 million for the year ended December 31, 2018. Investment income for the year ended December 31, 2019 was comprised of $10.7 million in cash interest, $0.9 million in PIK interest, $0.8 million in fees earned on the investment portfolio and $0.3 million in other income. Investment income for the year ended December 31, 2018 was comprised of $12.9 million in cash interest, $1.3 million in PIK interest, $1.3 million in fees earned on the investment portfolio and $0.7 million in other income. The $3.5 million decrease in investment income in the year ended December 31, 2019 is primarily attributable to a lower weighted average effective yield on our portfolio and lower prepayment fees compared to the year ended December 31, 2018 as well as to the addition of CP Holding Co., Inc. to non-accrual status during the year ended December 31, 2019.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors under the investment advisory and management agreement, our allocable portion of overhead expenses and other administrative expenses under the administration agreement with JMP Credit Advisors (which expired on April 29, 2018) and the administration agreement with HCAP Advisors (which commenced on April 29, 2018) and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $8.8 million for the year ended December 31, 2019, compared to $10.2 million (less professional fees reimbursed by HCAP Advisors) for the year ended December 31, 2018. Interest expense increased by $0.1 million to $3.2 million at December 31, 2019, primarily due to an increase in our average daily borrowings to finance our portfolio and operations. Professional fees, net of expenses reimbursed by HCAP Advisors, decreased from $1.5 million at December 31, 2018 to $1.1 million at December 31, 2019. General and administrative expenses decreased from $1.1 million at December 31, 2018 to $1.0 million at December 31, 2019. Professional fees and general and administrative expenses decreased as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions.

Base management fees for the year ended December 31, 2019 were $2.2 million, compared to $2.3 million for the year ended December 31, 2018. The slight decrease in base management fees is attributable to a smaller average outstanding investment portfolio in 2019 as compared to 2018.

The Company did not incur any incentive management fees for the year ended December 31, 2019, compared to $0.9 million for the year ended December 31, 2018. The decrease in incentive management fees is a result of our pre-incentive fee net investment income not exceeding the hurdle rate in 2019. We only incur an income incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income did not meet the hurdle for each of the three months ended March 31, 2019, June 30, 2019, September, 30, 2019, and December 31, 2019. The incentive fees paid or owed to HCAP Advisors are also subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. The total return requirement did not impact the income incentive fee we paid to our investment adviser for the year ended December 31, 2019 or December 31, 2018.

 Administrative services expense was $1.4 million for each of the years ended December 31, 2019 and 2018. HCAP Advisors agreed to a $1.4 million cap on amounts payable by us under the administration agreement for both 2019 and 2018. The cap included limits such that amounts payable would not exceed $1.4 million for the year. We hit the $1.4 million cap for both fiscal years 2019 and 2018. The actual administrative services expense that would have been payable to HCAP Advisors for the years ended December 31, 2019 and December 31, 2018 exceeded the cap by approximately $0.5 million and $0.3 million, respectively.

Other operating expenses included general and administrative expenses such as legal, accounting, valuation, and board of directors' fees.

Net Investment Income

For the year ended December 31, 2019, net investment income was $3.8 million, compared to $6.0 million for the year ended December 31, 2018. For the year ended December 31, 2019, net investment income per share was $0.63, compared to $0.93 for the year ended December 31, 2018.

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

We recognized $2.4 million and $0.5 million in net realized losses on our investments for the years ended December 31, 2019 and December 31, 2018, respectively. A summary of realized gains and losses for the years ended December 31, 2019 and December 31, 2018 is as follows:

	Year Ended December 31,
	2019	2018
AMS Flight Leasing, LLC (Senior Secured Term Loan)	$—	$3,777
Dell International L.L.C. (Senior Secured Term Loan)	6,151	—
Deluxe Entertainment Services Group, Inc. (Senior Secured Term Loans)	(2,404,987)	—
Douglas Machines Corp. (Common Equity Warrants)	—	260,500
Flight Lease VII, LLC (Common Equity Interest)	(271,811)	(241,963)
Flight Lease XI, LLC (Common Equity Interest)	—	156,347
Flight Lease XIII, LLC (Common Equity Interest)	(23,680)	—
Fox Rent A Car, Inc. (Common Equity Warrants)	239,743	—
IAG Engine Center, LLC (Senior Secured Term Loan)	—	11,469
IAG Engine Center, LLC (Revenue-Linked Security)	—	(50,674)
Mercury Network, LLC (Common Equity Units)	69,981	—
Northeast Metal Works LLC (Preferred Equity Interest)	20,750	398
24/7 Software, Inc. (Common Stock)	—	259,506
WorkWell, LLC (Senior Secured Term Loan)	—	(636,050)
WorkWell, LLC (Preferred Equity Interest)	—	(249,990)
Net realized losses	$(2,363,853)	$(486,680)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $2.7 million for the year ended December 31, 2019 and $0.4 million for the year ended December 31, 2018.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net decrease in net assets resulting from operations was $1.2 million for the year ended December 31, 2019 compared to a $5.1 million net increase in net assets resulting from operations for the year ended December 31, 2018. The $6.3 million decrease for the year ended December 31, 2019 was a result of higher realized losses, higher unrealized depreciation, and lower investment income offset by lower operating expenses in 2019 as compared to 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $23.2 million for the year ended December 31, 2019 and provided cash $25.7 million for the year ended December 31, 2018, primarily in connection with the payoffs and fundings of investments and receipt of interest payments from our portfolio companies. Our financing activities provided cash of $16.3 million for the year ended December 31, 2019 and used cash of $8.4 million for the year ended December 31, 2018, primarily in connection with borrowings and repayments on our Credit Facility, distributions paid to shareholders, and repurchases of our common stock.

Our liquidity and capital resources are derived from our Credit Facility, proceeds received from the public offering of our 2022 Notes in August 2017, cash flows from operations, including investment sales and repayments, and cash income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we will be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2019 and 2018 and portions of 2017, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we will be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not previously sought.

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

BDCs are generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the BDC's borrowings and any outstanding preferred stock, of at least 200%. However, the SBCAA, which was signed into law, in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 4, 2019, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. See "Risk Factors--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital." As of December 31, 2019, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $72.5 million, and our asset coverage, as defined in the 1940 Act, was 192%. As of December 31, 2018, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $45.8 million, and our asset coverage, as defined in the 1940 Act, was 271%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2019 and December 31, 2018, we had cash and restricted cash of $21.8 million and $28.8 million, respectively.

Credit Facility

On October 29, 2013, we entered into a Loan and Security Agreement (as amended, the "Loan and Security Agreement") with CapitalSource Bank (now Pacific Western Bank, following a merger), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide us with our $55.0 million Credit Facility. The Credit Facility is secured by all of the our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million.

Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
The Credit Facility was most recently amended in May 2019 to, among other things, (i) provide for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1 to 1; (ii) provide for a total leverage ratio (the ratio of total debt to equity) of 1.4 to 1, which replaced the prior 1-to-1 leverage ratio; and (iii) provide for a minimum utilization fee of 2.50% that will be payable on unused commitments below $16.5 million at any time that our unsecured longer-term indebtedness exceeds $30 million. The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of our unsecured longer-term indebtedness (as defined in the Credit Facility), which includes our 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, our administration agreement could be terminated and a backup administrator could be substituted by the agent.
The Credit Facility has a revolving period that expires on April 30, 2020. The maturity date under the Credit Facility is October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.
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
As of December 31, 2019 and December 31, 2018, the outstanding balance on the $55.0 million Credit Facility was $43.7 million and $17.0 million, respectively. Availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million such that, as of December 31, 2019, we had $1.2 million of undrawn capacity under the Credit Facility.

Notes Offerings

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of our 6.125% Notes due 2022. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of the 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to us from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2019 and December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2019 and December 31, 2018, the deferred offering costs and discount balance was $0.6 million and $0.8 million, respectively. We used the proceeds of the 2022 Notes to redeem our unsecured 7.00% Notes due 2020 in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at any time at our option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu with any existing and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the Nasdaq Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.
The indenture governing the 2022 Notes (the "2022 Notes Indenture") contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

Contractual Obligations

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2019 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility (1)	$43.7	$—	$43.7	$—	$—
2022 Notes (2)	28.8	—	28.8	—	—
Total	$72.5	$—	$72.5	$—	$—

(1)	The Credit Facility has a revolving period that expires on April 30, 2020, and a stated maturity date of October 30, 2021. We are required to repay any outstanding principal amounts under the Credit Facility after expiration of the revolving period on a monthly basis in equal installments during the relevant calendar quarter so that the principal balance of the revolving loans outstanding will be reduced by an amount equal to or greater than (i) four percent (4%) of the maximum loan amount under the Credit Facility for each of the first two (2) full calendar quarters following the termination of the revolving period, (ii) six percent (6%) of the maximum loan amount under the Credit Facility for each of the succeeding two (2) full calendar quarters and (iii) seven and one-half percent (7.5%) of the maximum loan amount under the Credit Facility for each of the succeeding two (2) full calendar quarters.
(2)	The 2022 Notes will mature on September 15, 2022 unless earlier repurchased or redeemed.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $3.1 million of unfunded revolving line of credit commitments to seven of our portfolio companies. As of December 31, 2018, our only off-balance sheet arrangements consisted of $1.4 million of unfunded revolving line of credit commitments to three of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, an independent third-party valuation firm to fair value at our portfolio at each quarter-end to arrive at what we believe to be reasonable estimates of fair market value, whenever available. As of December 31, 2019, our investment portfolio had a fair value of $116.8 million and the Company recognized $2.7 of unrealized depreciation for the year ended December 31, 2019. For more information on our fair value measurements, see Note 6 of the notes to our Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the notes to our Consolidated Financial Statements.

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

Recent Developments

On January 21, 2020, we originated an add-on senior secured term loan to Slappey Communications, LLC for $1.1 million.

On January 31, 2020, we made a $0.2 million equity contribution to KC Engineering & Construction Services, LLC.

On March 5, 2020, we declared monthly distributions of $0.08 per share payable on each of March 30, 2020, April 30, 2020, and May 28, 2020 to record holders as of March 23, 2020, April 23, 2020, and May 21, 2020, respectively.

On March 5, 2020, HCAP Advisors agreed to a new cap on amounts payable by us under the administration agreement during the 2020 fiscal year. This cap sets the maximum amount payable by us under the administration agreement to $1.4 million for the 2020 fiscal year.

On March 6, 2020, our board of directors appointed and promoted Richard P. Buckanavage to serve as our President, from his current position as Managing Director - Head of Business Development, effective immediately.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest earning assets and our interest expense in connection with our interest bearing debt and liabilities. As of December 31, 2019, eighteen of our loans, or 53.0% of the fair value of our portfolio, carried interest at floating rates. In addition, advances under the Credit Facility bear interest at a rate per annum to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of December 31, 2019 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by a de minimis amount. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Because we have previously borrowed, and plan to borrow in the future, money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.

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

B

Item 8.           Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harvest Capital Credit Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Harvest Capital Credit Corporation (the Company) as of December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and the related notes to the consolidated financial statements, and the consolidated financial statement schedule of Harvest Capital Credit Corporation listed in Item 15(a)(2) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Harvest Capital Credit Corporation as of December 31, 2019, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, transfer agent, or management of the underlying investments. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 2019.
New York, New York
March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation

Opinion on the Financial Statements

We have audited the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Harvest Capital Credit Corporation and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in net assets and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedule as of December 31, 2018 listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodian, transfer agent and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2019

We served as the Company's auditor from 2011 to 2018.

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	December 31,	December 31,
	2019	2018
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $61,379,670 at 12/31/19 and $59,603,853 at 12/31/18)	$60,973,556	$61,919,954
Affiliated investments, at fair value (cost of $48,111,833 at 12/31/19 and $25,848,928 at 12/31/18)	47,431,234	24,645,597
Control investments, at fair value (cost of $13,958,202 at 12/31/19 and $13,430,013 at 12/31/18)	8,404,600	8,348,311
Cash	11,199,083	26,963,310
Restricted cash	10,648,199	1,812,238
Interest receivable	663,191	721,195
Accounts receivable – other	184,804	178,883
Deferred financing costs	425,379	623,442
Other assets	129,690	106,771
Total assets	$140,059,736	$125,319,701

LIABILITIES:
Revolving line of credit	$43,700,000	$17,000,000
2022 Notes (net of deferred offering costs and unamortized discount of $623,276 at 12/31/19 and $821,879 at 12/31/18)	28,126,724	27,928,121
Accrued interest payable	152,544	115,919
Accounts payable - base management fees	593,266	531,628
Accounts payable - incentive management fees	—	361,090
Accounts payable - administrative services expenses	350,000	366,667
Accounts payable and accrued expenses	355,720	620,312
Total liabilities	73,278,254	46,923,737

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,587,819 issued and 5,945,854 outstanding at 12/31/19 and 6,554,010 issued and 6,372,581 outstanding at 12/31/18	6,588	6,554
Capital in excess of common stock	90,876,759	92,270,273
Treasury shares at cost, 641,965 and 181,429 shares at 12/31/19 and 12/31/18, respectively	(6,723,505)	(1,956,055)
Accumulated over distributed earnings	(17,378,360)	(11,924,808)
Total net assets	66,781,482	78,395,964
Total liabilities and net assets	$140,059,736	$125,319,701

Common stock outstanding	5,945,854	6,372,581

Net asset value per common share	$11.23	$12.30

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$5,941,454	$9,732,421	$10,811,964
Cash - affiliated investments	4,718,181	3,052,524	2,583,523
Cash - control investments	—	130,934	813,486
PIK - non-affiliated/non-control investments	135,140	590,980	959,768
PIK - affiliated investments	726,693	739,773	568,482
PIK - control investments	—	—	264,837
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	642,433	1,185,784	2,247,071
Affiliated investments	171,672	93,248	147,859
Control investments	—	—	71,072
Total interest income	12,335,573	15,525,664	18,468,062
Other income	334,811	658,257	236,198
Total investment income	12,670,384	16,183,921	18,704,260

Expenses:
Interest expense - revolving line of credit	640,119	530,474	717,465
Interest expense - unused line of credit	327,876	341,476	276,197
Interest expense - deferred financing costs	226,678	227,814	233,993
Interest expense - unsecured notes	1,760,940	1,760,940	2,022,195
Interest expense - deferred offering costs	198,602	185,068	198,966
Loss on extinguishment of debt	—	—	581,734
Total interest expense	3,154,215	3,045,772	4,030,550

Professional fees	1,099,075	1,965,589	1,109,774
General and administrative	982,003	1,071,024	1,148,817
Base management fees	2,206,305	2,312,957	2,597,120
Incentive management fees	—	910,755	58,005
Administrative services expense	1,400,000	1,400,000	1,394,925
Total expenses, before reimbursement	8,841,598	10,706,097	10,339,191

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	(449,835)	—

Total expenses, after reimbursement	8,841,598	10,256,262	10,339,191

Net Investment Income, before taxes	3,828,786	5,927,659	8,365,069

Excise tax expense	—	8,825	64,650
Current income tax expense (benefit)	—	(63,565)	63,565
Net Investment Income, after taxes	3,828,786	5,982,399	8,236,854

Net realized gains (losses):
Non-affiliated / Non-control investments	(2,112,792)	225,072	(5,962,020)
Affiliated investments	20,750	(626,136)	(2,100,421)
Control investments	(271,811)	(85,616)	—
Net realized losses	(2,363,853)	(486,680)	(8,062,441)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(2,474,585)	204,267	3,377,985
Affiliated investments	275,097	(821,837)	1,601,553
Control investments	(471,900)	188,649	(3,521,365)
Net change in unrealized appreciation (depreciation) on investments	(2,671,388)	(428,921)	1,458,173
Total net unrealized and realized losses on investments	(5,035,241)	(915,601)	(6,604,268)
Net increase (decrease) in net assets resulting from operations	$(1,206,455)	$5,066,798	$1,632,586

	Year Ended December 31,
	2019	2018	2017

Net investment income per share	$0.63	$0.93	$1.28
Net increase (decrease) in net assets resulting from operations per share	$(0.20)	$0.79	$0.25
Weighted average shares outstanding (basic and diluted)	6,114,474	6,406,869	6,412,215

 See accompanying notes to audited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2016	6,287,496	$6,313	$90,433,114	$(322,137)	$(2,994,994)	$87,122,296
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	8,236,854	8,236,854
Net realized losses	—	—	—	—	(8,062,441)	(8,062,441)
Net change in unrealized appreciation on investments	—	—	—	—	1,458,173	1,458,173
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(9,310,066)	(9,310,066)
Capital share transactions
Issuance of shares	172,774	173	2,317,254	—	—	2,317,427
Reinvestment of dividends	33,932	34	420,088	—	—	420,122
Share repurchases	(36,614)	—	—	(401,902)	—	(401,902)
Tax reclassification of net assets	—	—	(127,248)	—	127,248	—
Total increase (decrease) for the year ended December 31, 2017	170,092	207	2,610,094	(401,902)	(7,550,232)	(5,341,833)
Balance as of December 31, 2017	6,457,588	$6,520	$93,043,208	$(724,039)	$(10,545,226)	$81,780,463
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	5,982,399	5,982,399
Net realized losses	—	—	—	—	(486,680)	(486,680)
Net change in unrealized depreciation on investments	—	—	—	—	(428,921)	(428,921)
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(6,384,248)	(6,384,248)
Return of capital distributions	—	—	(1,032,081)	—	—	(1,032,081)
Capital share transactions
Reinvestment of dividends	34,032	34	343,460	—	—	343,494
Share repurchases	(119,039)	—	—	(1,232,016)	—	(1,232,016)
Write-off of deferred offering costs	—	—	(146,446)	—	—	(146,446)
Tax reclassification of net assets	—	—	62,132	—	(62,132)	—
Total increase (decrease) for the year ended December 31, 2018	(85,007)	34	(772,935)	(1,232,016)	(1,379,582)	(3,384,499)
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	3,828,786	3,828,786
Net realized losses	—	—	—	—	(2,363,853)	(2,363,853)

	Common Stock
	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Net change in unrealized depreciation on investments	—	—	—	—	(2,671,388)	(2,671,388)
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(4,525,811)	(4,525,811)
Return of capital distributions	—	—	(1,436,327)	—	—	(1,436,327)
Capital share transactions
Reinvestment of dividends	33,809	34	321,527	—	—	321,561
Share repurchases	(460,536)	—	—	(4,767,450)	—	(4,767,450)
Tax reclassification of net assets	—	—	(278,714)	—	278,714	—
Total increase (decrease for the year ended December 31, 2019	(426,727)	34	(1,393,514)	(4,767,450)	(5,453,552)	(11,614,482)
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482

 See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,206,455)	$5,066,798	$1,632,586
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(861,833)	(1,330,753)	(1,793,087)
Paid in kind income collected	130,112	1,943,314	245,065
Net realized losses on investments	2,363,853	486,680	8,062,441
Net change in unrealized depreciation (appreciation) of investments	2,671,388	428,921	(1,458,173)
Amortization of fees, discounts and premiums, net	(814,105)	(1,279,032)	(2,466,002)
Amortization of deferred financing costs	226,678	227,814	233,993
Amortization of deferred offering costs	198,602	185,068	198,966
Loss on extinguishment of debt	—	—	581,734
Acceleration of offering costs from expired shelf registration statement	—	—	77,386
Proceeds from sales of investments	6,310,541	2,307,046	—
Purchase of investments (net of loan origination and other fees)	(55,400,612)	(20,527,103)	(52,184,690)
Proceeds from principal payments	23,547,162	38,657,770	68,088,632
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	58,004	(433,787)	290,732
(Increase) decrease in accounts receivable - other and other assets	129,157	(140,067)	(33,483)
Increase (decrease) in accrued interest payable	36,625	(23,229)	(282,386)
Increase (decrease) in accounts payable and other liabilities	(580,711)	114,839	50,396

Net cash provided by (used in) operating activities	(23,191,594)	25,684,279	21,244,110

Cash flows from financing activities:
Borrowings on revolving credit facility	135,400,000	113,800,000	56,550,000
Repayment of borrowings on revolving credit facility	(108,700,000)	(113,521,853)	(66,774,760)
Proceeds from the issuance of unsecured notes	—	—	28,750,000
Repayment of unsecured notes	—	—	(27,500,000)
Financing costs	(28,613)	(345,489)	(199,932)
Offering costs	—	—	(1,209,186)
Proceeds from the issuance of common stock	—	—	2,339,110
Repurchased shares (held in Treasury Stock)	(4,767,449)	(1,232,017)	(401,902)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $321,528, $343,460 and $420,088, respectively)	(5,640,610)	(7,073,809)	(8,889,981)

Net cash provided by (used in) financing activities	16,263,328	(8,373,168)	(17,336,651)

Net increase (decrease) in cash during the period	(6,928,266)	17,311,111	3,907,459

Cash at beginning of year (1)	28,775,548	11,464,437	7,556,978

Cash at end of year (1)	$21,847,282	$28,775,548	$11,464,437

Non-cash operating activities:
Conversion of Infinite Care, LLC term loan into membership interests	$—	$2,000,000	$—
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$186,970	$—	$—
Fair value of warrants received from Surge Hippodrome Holdings LLC	$237,579	$—	$—

	Year Ended December 31,
	2019	2018	2017
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Senior Secured Term Loan	$446,494	$—	$—
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$950,000	$—	$—
Fair value of Second Lien Term Loan received in restructuring of Deluxe Entertainment Services Group Inc.	$511,144	$—	$—
Fair value of Equity received in restructuring of Deluxe Entertainment Services Group Inc.	$2,056,418	$—	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$321,528	$343,460	$420,088
Write-off of deferred equity offering costs	$—	$146,446	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,692,310	$2,656,119	$3,298,239
Cash paid during the period for taxes	$58,665	$88,841	$103,797

(1) Consists of cash and restricted cash of $11,199,083 and $10,648,199 respectively, at December 31, 2019, $26,963,310 and $1,812,238, respectively, at December 31, 2018, and $4,233,597 and $7,230,840 respectively at December 31, 2017.
See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (12)(13)(14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.3%) *	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%, 1M LIBOR + 10.25% + 1.00% PIK)		$6,974,139	$6,850,952	$6,850,952
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,974,139	6,850,952	6,850,952

Brite Media LLC (0.3%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	183,800
						125,000	183,800

Coastal Screen and Rail, LLC (11.4%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash/3.50% PIK)		7,225,434	7,116,020	7,143,830
	01/2018		Senior Secured Revolving Line of Credit, due 07/2022 (9.95%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
	01/2018		Preferred Equity Interest (3.90% fully diluted Common Equity)	(6)		150,000	367,000
					7,325,434	7,366,020	7,610,830

CP Holding Co. Inc (Choice Pet) (3.3%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,233,000
					2,899,852	3,098,300	2,233,000

Deluxe Entertainment Services Group Inc. (2.9%) *	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 9/2024 (10.44%; LIBOR + 6.00% plus 2.50% PIK)	(15)	513,098	513,098	513,098
			Common Equity (0.63% fully diluted common equity)	(15)		2,056,418	1,440,739
					513,098	2,569,516	1,953,837

Flavors Holdings, Inc. (5.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.94%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,946,828	3,775,000
					4,000,000	3,946,828	3,775,000

General Nutrition Centers, Inc. (6.2%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (10.58%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,216,840	4,137,514
					4,326,812	4,216,840	4,137,514

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.19%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,968,933	2,246,250
					3,000,000	2,968,933	2,246,250

KC Engineering & Construction Services, LLC (3.6%) *	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		675,030	2,373,686
						675,030	2,373,686

Peerless Media, LLC (6.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor plus 0.50% PIK)		4,552,922	4,517,569	4,552,922
					4,552,922	4,517,569	4,552,922

ProAir Holdings Corporation (11.2%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)		7,500,000	7,424,544	7,500,000
					7,500,000	7,424,544	7,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (12)(13)(14)		Principal	Cost	Fair Value
Regional Engine Leasing, LLC (3.5%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,352,247	2,346,042	2,352,247
			Residual Value	(3)		102,421	—
					2,352,247	2,448,463	2,352,247

Safety Services Acquisition Corp. (7.0%) *	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.00%; 3M LIBOR + 8.00% with a 1.00% floor)	(5)	4,468,750	4,463,773	4,468,750
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	185,768
					4,468,750	4,563,773	4,654,518

Surge Busy Bee Holdings, LLC (12.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.80%; 1M LIBOR + 11.00%)		4,081,250	3,953,009	3,940,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash plus 2.00% PIK)		3,774,563	3,690,463	3,611,000
			Senior Secured Revolving Line of Credit, due 11/2021 (9.80%; 1M LIBOR + 8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	357,500
					8,005,813	7,946,422	8,059,000

Water-Land Manufacturing & Supply, LLC (3.7%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,461,480	2,490,000
					2,500,000	2,461,480	2,490,000

World Business Lenders, LLC (0.0%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,419,067	$61,379,670	$60,973,556

Affiliate Investments
Flight Lease XII, LLC (0.5%) *	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		389,757	345,980
						389,757	345,980

Kleen-Tech Acquisition, LLC (11.0%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)		7,131,721	6,850,998	6,819,708
			Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	274,136
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	275,104
					7,131,721	7,287,968	7,368,948

National Program Management & Project Controls, LLC (15.5%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(4)	5,566,764	5,487,512	5,566,763
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	4,799,331
					5,566,764	8,278,753	10,366,094

Northeast Metal Works, LLC (17.3%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(11)	13,121,048	13,115,448	11,596,969
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					13,121,048	14,630,968	11,596,969

Slappey Communications, LLC (10.6%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)		6,845,352	6,718,056	6,828,238
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(4)	—	—	—

Portfolio Company	Date**	Industry	Investment (1) (2) (12)(13)(14)		Principal	Cost	Fair Value
			Common Equity Units (12.90 % preferred equity / 7.59% fully diluted common equity)	(6)		200,000	227,035
					6,845,352	6,918,056	7,055,273

Surge Hippodrome Holdings LLC (8.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,131,294	5,131,294
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	360,000
			Common Equity Warrants (9.50% fully diluted common equity)	(6)		237,579	237,579
					5,460,000	5,728,873	5,728,873

V-Tek, Inc. (7.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)		3,237,500	3,191,361	3,175,500
			Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Equity (8.98% fully diluted common equity)	(6)		150,000	257,500
					4,773,597	4,877,458	4,969,097
Subtotal Affiliate Investments					$42,898,482	$48,111,833	$47,431,234

Control Investments
Flight Lease VII, LLC (0.6%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(9)		$412,500	$412,500
						412,500	412,500

Infinite Care, LLC (12.0%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,783,600
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,356,271	4,219,000	4,208,500
			Membership Interest (100% membership interests)	(6)		5,949,000	—
					9,096,555	13,545,702	7,992,100
Subtotal Control Investments					$9,096,555	$13,958,202	$8,404,600

Total Investments at 12/31/19 (174.9%) *					$110,414,104	$123,449,705	$116,809,390

See accompanying notes to audited consolidated financial statements.

* Value as a percentage of net assets.
** Date refers to the origination date of the investment.

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.

(7)	Infinite Care, LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 13 in the accompanying notes to the Company's audited consolidated financial statements for summarized balance sheets for ICC as of December 31, 2019 and December 31, 2018 and summarized income statements for the years ending December 31, 2019, December 31, 2018, and December 31, 2017.
(8)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 1.0% of the Company's total assets as of December 31, 2019.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2019, the Company recognized an impairment charge of $0.3 million, which is presented in the net realized gains (losses) - control investments balance on the Consolidated Statement of Operations.
(10)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018, partially paid its December 31, 2018 contractual current interest payment and failed to make any contractual interest payments throughout 2019. As such, this loan is on non-accrual status as of December 31, 2019. In addition, the Company's management determined that the contractual interest payments, including the deferred interest, were no longer collectible and, as a result, reversed the interest payment that had previously been viewed as collectible under the circumstances and had been accrued during the year ended December 31, 2019.
(11)	On May 22, 2019, Northeast Metal Works, LLC ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender through the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date on which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of Northeast Metal Works. As a result, the Company reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750.

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
(12)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the audited consolidated financial statements for more information.
(13)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(14)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

(15)	On November 6, 2019, the Company's investment in Deluxe Entertainment Services Group Inc. ("Deluxe") was restructured whereby the Company's $5.4 million of debt at par value was deemed extinguished and in return the Company received its pro-rata share of a new second lien term loan with a par value of $0.5 million and 0.63% ownership in the common equity of a newly formed holding company, DESG Intermediate II Inc. ("DESG"). As a result of this transaction, the Company recorded a realized loss of $2.4 million, which is presented in the net realized gains (losses) - non-affiliated/non-control investments balance on the Consolidated Statement of Operations.

As of December 31, 2019, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$87,032,136	$85,954,384	73.6%	128.7%
Junior Secured Debt	20,413,183	18,757,348	16.0%	28.1%
Equity	16,004,386	12,097,658	10.4%	18.1%
Total	$123,449,705	$116,809,390	100.0%	174.9%

The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$51,238,518	$49,248,854	47.0%	73.7%
Floating Rate	56,206,802	55,462,878	53.0%	83.1%
Total	$107,445,320	$104,711,732	100.0%	156.8%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$3,250,719	$3,110,727	2.7%	4.7%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,163,668	7,912,514	6.8%	11.9%
Capital Equipment	12,302,002	12,469,097	10.7%	18.7%
Construction & Building	15,644,773	17,976,924	15.4%	26.9%
Consumer Goods - Durable	2,461,480	2,490,000	2.1%	3.7%
Environmental Industries	675,030	2,373,686	2.0%	3.6%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
High Tech Industries	9,819,886	9,097,202	7.8%	13.6%
Media: Advertising, Printing & Publishing	4,642,569	4,736,722	4.1%	7.1%
Media: Diversified & Production	2,569,516	1,953,837	1.7%	2.9%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Retailer	3,098,300	2,233,000	1.9%	3.3%
Services: Business	25,527,036	25,811,339	22.1%	38.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.5%
Total	$123,449,705	$116,809,390	100.0%	174.9%

The geographic concentrations at fair value as of December 31, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$48,099,122	$44,339,347	38.0%	66.4%
Northeast	44,285,800	40,083,277	34.3%	60%
South	23,640,239	24,886,766	21.3%	37.3%
Midwest	7,424,544	7,500,000	6.4%	11.2%
Total	$123,449,705	$116,809,390	100.0%	174.9%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2018)

Portfolio Company	Date**	Industry	Investment (1) (2) (13)(14)(15)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Bradford Soap International, Inc. (5.0%) *	08/2015	Consumer Goods - Non-Durable	Junior Secured Term Loan, due 10/2019 (18.38%; 1M LIBOR + 13.00% + 3.00% default rate)	(5) (11)	$4,250,001	$4,224,975	$3,952,501
					4,250,001	4,224,975	3,952,501

Brite Media LLC (0.2%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (139 Units)			125,000	131,679
						125,000	131,679

CP Holding Co. Inc (Choice Pet) (3.6%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(12)	2,899,852	3,098,300	2,842,000
					2,899,852	3,098,300	2,842,000

Douglas Machines Corp. (4.3%) *	05/2014	Capital Equipment	Junior Secured Term Loan, due 1/2021 (12.50%)		3,377,633	3,351,798	3,377,633
					3,377,633	3,351,798	3,377,633

Flavors Holdings, Inc. (4.9%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (12.80%; 3M LIBOR +10.00% with 1.00% LIBOR floor)		4,000,000	3,922,308	3,842,000
					4,000,000	3,922,308	3,842,000

Flight Lease XIII, LLC (0.4%) *	03/2017	Aerospace & Defense	Common Equity Interest (600 Units)	(6)		253,796	295,800
						253,796	295,800

Fox Rent A Car, Inc. (1.7%) *	10/2014	Automotive	Common Equity Warrants (102 shares)			—	1,352,000
						—	1,352,000

GK Holdings, Inc. (3.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.05%; 3M LIBOR +10.25% with 1.00% LIBOR floor)	(5)	3,000,000	2,955,675	2,771,500
					3,000,000	2,955,675	2,771,500

King Engineering Associates, Inc. (2.5%) *	10/2017	Environmental Industries	Class A Membership Interest (103,414 Units)	(6)		641,711	1,939,500
						641,711	1,939,500

National Program Management & Project Controls, LLC (10.1%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (12.53%; 1M LIBOR + 10.00%)		6,937,681	6,840,054	6,911,000
			Class A Membership Interest (136,034 Units)	(6)		611,333	973,500
					6,937,681	7,451,387	7,884,500

ProAir Holdings Corporation (8.1%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (12.75%)		6,500,000	6,420,046	6,382,000
					6,500,000	6,420,046	6,382,000

Regional Engine Leasing, LLC (3.8%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		2,942,435	2,907,053	2,941,500
			Residual Value	(3)		102,421	—
					2,942,435	3,009,474	2,941,500

Safety Services Acquisition Corp. (8.9%) *	03/2017	Services: Business	Senior Secured Term Loan, due 03/2019 (13.88%; 3M LIBOR + 11.00% with a 1.00% floor plus 2.00% default interest)	(5)	6,843,750	6,833,634	6,842,500
	04/2012		Series A Preferred Stock (100,000 Shares)			100,000	173,000
					6,843,750	6,933,634	7,015,500

Shannon Specialty Floors, LLC (4.6%) *	04/2017	Chemicals, Plastics & Rubber	Junior Secured Term Loan, due 04/2021 (12.93%; 3M LIBOR + 10.50% with 1.00% LIBOR floor)	(5)	3,642,477	3,599,001	3,568,000
					3,642,477	3,599,001	3,568,000

Surge Busy Bee Holdings, LLC (9.0%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.53%; 1M LIBOR + 10.00%)		4,656,250	4,480,856	4,524,500

Portfolio Company	Date**	Industry	Investment (1) (2) (13)(14)(15)		Principal	Cost	Fair Value
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash/2.00% PIK)		2,412,501	2,327,683	2,299,500
			Senior Secured Revolving Line of Credit, due 11/2021 (1M LIBOR+8.00%)	(4)	—	—	—
			Class B Equity Warrants (210 Units)			152,950	243,500
					7,068,751	6,961,489	7,067,500

Water-Land Manufacturing & Supply, LLC (3.1%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (13.38%; 3M LIBOR + 10.50% with 2.25% LIBOR floor)		2,500,000	2,453,154	2,453,154
					2,500,000	2,453,154	2,453,154

Wetmore Tool and Engineering Company (5.2%) *	03/2017	Capital Equipment	Junior Secured Term Loan, due 09/2021 (12.50%; 12.00% Cash/0.50% PIK)	(5)	4,042,636	4,002,105	4,042,636
					4,042,636	4,002,105	4,042,636

World Business Lenders, LLC (0.1%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (49,209 Units)	(9)		200,000	60,551
						200,000	60,551
Subtotal Non-Control / Non-Affiliate Investments					$58,005,216	$59,603,853	$61,919,954

Affiliate Investments
Coastal Screen and Rail, LLC (9.6%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)		$6,392,068	$6,267,795	$6,328,000
	01/2018		Senior Secured Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(4)	700,000	700,000	700,000
	01/2018		Preferred Equity Interest (6.21% fully diluted Common Equity)	(6)		150,000	395,000
					7,092,068	7,117,795	7,423,000

Flight Lease XII, LLC (0.8%) *	03/2017	Aerospace & Defense	Common Equity Interest (1,000 Units)	(6)		389,757	636,000
						389,757	636,000

Northeast Metal Works, LLC (15.0%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(8)	10,436,690	10,417,612	10,223,500
			Senior Secured Revolving Line of Credit, due 12/2019 (15.00%)	(8)	1,500,000	1,500,000	1,497,500
	05/2017		Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(6)		1,595,520	—
					11,936,690	13,513,132	11,721,000

V-Tek, Inc. (6.2%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)		3,412,500	3,342,147	3,341,000
			Senior Secured Revolver, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(4)	1,336,097	1,336,097	1,336,097
			Common Stock (90 Shares)	(6)		150,000	188,500
					4,748,597	4,828,244	4,865,597
Subtotal Affiliate Investments					$23,777,355	$25,848,928	$24,645,597

Control Investments
Flight Lease VII, LLC (0.8%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(10)		$684,311	$684,311
						684,311	684,311

Infinite Care, LLC (9.7%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR+6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(7)	4,641,335	3,377,702	3,948,000
			Senior Secured Revolving Line of Credit, due 02/2019 (14.51%, 1M LIBOR+12.00% with a 0.42% LIBOR floor)	(7)	3,719,000	3,719,000	3,716,000
			Membership Interest (100% membership interests)	(6)		5,649,000	—
					8,360,335	12,745,702	7,664,000
Subtotal Control Investments					$8,360,335	$13,430,013	$8,348,311

Total Investments at 12/31/18 (121.1%) *					$90,142,906	$98,882,794	$94,913,862

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2018 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(7)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2018. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests. ICC failed to pay its scheduled amortization payment to the Company as of December 31, 2018. In addition, for the year ended December 31, 2018, the Company funded $1.7 million in revolver advances to ICC and made a $0.6 million equity contribution to ICC to fund their liquidity needs.
(8)	The interest rate on the revolver is 11% prior to the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date through February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash pay plus 6.5% PIK from June 1, 2018 until expiration of the interim advance.
(9)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 2.0% of the Company's total assets as of December 31, 2018.
(10)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.
(11)	This portfolio company is in covenant default as of December 31, 2018 and the Company enforced its rights to charge the portfolio company the default interest rate. The portfolio company made all contractual interest and principal payments during the year ended December 31, 2018.
(12)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment.
(13)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the Company's audited consolidated financial statements for more information.
(14)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(15)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
As of December 31, 2018, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$54,049,633	$54,609,097	57.5%	69.7%
Junior Secured Debt	34,027,362	33,231,424	35.0%	42.4%
Equity	10,805,799	7,073,341	7.5%	9.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%

The rate type of debt investments at fair value as of December 31, 2018 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$40,292,392	$39,934,269	45.5%	50.9%
Floating Rate	47,784,603	47,906,252	54.5%	61.1%
Total	$88,076,995	$87,840,521	100.0%	112.0%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$4,337,337	$4,557,611	4.8%	5.8%
Automotive	—	1,352,000	1.4%	1.7%
Banking, Finance, Insurance & Real Estate	200,000	60,551	0.1%	0.1%
Beverage, Food & Tobacco	3,922,308	3,842,000	4.1%	4.9%
Capital Equipment	18,602,194	18,667,866	19.7%	23.8%
Chemicals, Plastics and Rubber	3,599,001	3,568,000	3.8%	4.6%
Construction & Building	14,569,182	15,307,500	16.1%	19.5%
Consumer Goods - Non-Durable	4,224,975	3,952,501	4.2%	5.0%
Consumer Goods - Durable	2,453,154	2,453,154	2.6%	3.1%
Environmental Industries	641,711	1,939,500	2.0%	2.5%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
High Tech Industries	2,955,675	2,771,500	2.9%	3.5%
Media: Broadcasting & Subscription	125,000	131,679	0.1%	0.2%
Metals & Mining	13,513,132	11,721,000	12.3%	15.0%
Retailer	3,098,300	2,842,000	3.0%	3.6%
Services: Business	13,895,123	14,083,000	14.8%	18.0%
Total	$98,882,794	$94,913,862	100.0%	121.1%
The geographic concentrations at fair value as of December 31, 2018 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$36,086,071	$32,955,912	34.7%	42.1%
Northeast	35,519,206	33,053,552	34.8%	42.2%
South	20,857,471	22,522,398	23.7%	28.7%
Midwest	6,420,046	6,382,000	6.8%	8.1%
Total	$98,882,794	$94,913,862	100.0%	121.1%

Harvest Capital Credit Corporation
Notes to Consolidated Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation ("HCAP" or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC in May 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, the Company follows accounting and reporting guidance as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services- Investment Companies.

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

HCAP Equity Holdings, LLC and HCAP ICC, LLC are consolidated for financial reporting purposes, and the portfolio investments held by HCAP Equity Holdings, LLC are included in the Company's consolidated financial statements and recorded at fair value in conjunction with the Company's valuation policy. However, HCAP Equity Holdings, LLC and HCAP ICC, LLC are not consolidated for income tax purposes and may generate tax expense as a result of any ownership of portfolio companies.

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

Use of Estimates

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Harvest Capital Credit Corporation and its wholly-owned subsidiaries, HCAP Equity Holdings, LLC and HCAP ICC, LLC. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Under ASC 946, Financial Services - Investment Companies, the Company is precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, ASU 2016-13 requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the requisite amendments effective May 2, 2019. As it pertains to the Company for this Form 10-K, there were no significant changes to the Company's consolidated financial position or disclosures.

Cash

Cash as presented in the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Cash Flows includes bank clearing accounts with financial institutions and cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Restricted Cash

Restricted cash of $10.6 million and $1.8 million as of December 31, 2019 and December 31, 2018 respectively, was held at U.S. Bank, National Association in conjunction with the Company's Credit Facility (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to us after paying interest, fees and expenses owed under the Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations commencing on the settlement date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, in which interest has not been paid for greater than 90 days, or if management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of December 31, 2019, the Company had two portfolio companies with a combined fair value of $10.2 million on non-accrual status. As of December 31, 2018, the Company had one portfolio company with a fair value of $7.7 million on non-accrual status.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to us on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $2.4 million, $0.5 million, and $8.1 million in net realized losses on its investments during the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $2.7 million in net change in unrealized depreciation during the year ended December 31, 2019, $0.4 million in net change in unrealized depreciation during the year ended December 31, 2018, and $1.5 million in net change in unrealized appreciation for the year ended December 31, 2017.

Classification of Investments

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See table below for a breakdown of the Company's investments by classification at December 31, 2019 and December 31, 2018, respectively.

	Number of portfolio company investments by classification as of
	December 31, 2019	December 31, 2018
Non-Control/Non-Affiliated	16	18
Affiliated	7	4
Control	2	2
Total	25	24

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

Valuation Process

Investments are measured at fair value as determined in good faith by the Company's management team and investment professionals of HCAP Advisors, LLC, the Company's external investment adviser ("HCAP Advisors"), reviewed by the audit committee (which consists entirely of directors who are not "interested persons," as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company) of the board of directors, and ultimately approved by the Company's board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

The board of directors undertakes a multi-step valuation process at each measurement date.

•The valuation process generally begins with each investment initially being valued by the Company's management and the investment professionals of HCAP Advisors and/or, if applicable, by an independent third-party valuation firm.

•Preliminary valuation conclusions are documented and discussed with the Company's senior management.

•The audit committee of the Company's board of directors reviews and discusses the preliminary valuations and recommends valuations to the board of directors for approval.

•The board of directors discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith, based upon input of the Company's senior management, HCAP Advisors' investment professionals, and an independent third-party valuation firm (to the extent any such firm reviewed the investment during the applicable quarter), and the recommendation of the board of director's audit committee.

The nature of the materials and input that the Company’s board of directors receives in the valuation process varies depending on the nature of the investment and the other facts and circumstances. For example, in the case of investments that are Level 1 or 2 assets, a formal report by the Company’s management or HCAP Advisors' investment professionals, called a portfolio monitoring report, or “PMR,” is not generally prepared, and no independent third-party valuation firm is engaged due to the availability of quotes in markets for such investments or similar assets.

In the case of investments that are Level 3 assets, however, the Company’s board of directors generally receives a report on material Level 3 investments on a quarterly basis (i) from the Company’s management or HCAP Advisors' investment professionals in the form of a PMR, (ii) from an independent third-party valuation firm, or (iii) in some cases, both. In the case of investments that are Level 3 assets and have an investment rating of 1 (performing above expectations), the Company generally engages an independent third-party valuation firm to review all such material investments at least annually. In quarters where an external valuation is not prepared for such investments, the Company’s management or HCAP Advisors' investment professionals generally prepare a PMR. In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), the Company generally engages an independent third-party valuation firm to review such material investments quarterly (and may receive a PMR in addition to the review of the independent external valuation firm where the Level 3 assets have an investment rating of 3 through 5). However, in certain cases for Level 3 assets, the Company may determine that it is more appropriate for HCAP Advisors' investment professionals to prepare a PMR instead of engaging an independent third-party valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In addition, under certain unique circumstances, the Company may determine that a formal valuation report is not likely to be informative, and neither a third-party valuation report nor a report from the Company’s management or HCAP Advisor's investment professionals is prepared. Such circumstances might include, for example, an instance in which the investment has paid off after the period end date but before the board of directors meets to discuss the valuations.

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

The fair value of equity securities, including warrants, in portfolio companies oftentimes considers the market approach, which applies market valuation multiples of publicly-traded firms or recently acquired private firms engaged in businesses similar to those of the portfolio companies. This approach to determining the fair value of a portfolio company’s equity security will typically involve: (1) applying to the portfolio company’s trailing-twelve-month EBITDA (earnings before interest, taxes, depreciation and amortization) a range of enterprise value to EBITDA multiples that are derived from an analysis of comparable companies, in order to arrive at a range of enterprise values for the portfolio company; then (2) subtracting from the range of enterprise values balances of any debt or equity securities that rank senior to the Company's equity securities; and (3) multiplying the range of equity values by the Company’s ownership share of such equity to determine a range of fair values for the Company’s equity investment.

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

Consequently, fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of the Company's management, are most relevant to such investment. The selected valuation methodologies for a particular investment are consistently applied on each measurement date. However, a change in a valuation methodology or its application from one measurement date to another is possible if the change results in a measurement that is equally or more representative of fair value in the circumstances.

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

Deferred Offering Costs

Deferred offering costs are made up of offering costs related to the preparation and filing of the Company's registration statement on Form N-2 and the expenses and discount related to the Company's 2022 Notes (defined below in Note 3). The deferred offering costs relating to the Company's preparation and filing of its registration statement on Form N-2 consist of underwriting fees, legal fees and other direct costs incurred and are recognized as assets and are recognized as a direct reduction of net assets as shares are issued. The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, offering discount, and other direct costs incurred and are recognized as a reduction to the unsecured notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. The Company had no deferred offering costs relating to the Company's registration statement on Form N-2 as of December 31, 2019 and December 31, 2018.

Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.2 million, $0.2 million, and $0.8 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Of the $0.8 million of deferred offering costs expensed during the year ended December 31, 2017, approximately $0.6 million was recognized as a loss on extinguishment of debt in the Company's Consolidated Statement of Operations. During the year ended December 31, 2018, the Company wrote off the remaining balance of $0.1 million of the deferred offering costs relating to the Company's registration statement on Form N-2 as the Company did not expect to issue any additional shares under the existing shelf registration statement.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Company's Credit Facility (defined below in Note 3). The deferred debt financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2019 and December 31, 2018 was $0.4 million and $0.6 million, respectively. The amortization expense relating to deferred debt financing costs during the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was $0.2 million, $0.2 million, and $0.2 million, respectively.

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

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017 the Company declared distributions totaling $0.98, $1.16, and $1.45 per share, respectively. Of the aggregate distributions declared and paid during the year ended December 31, 2019, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 76% ordinary income ($0.75 per share) and (2) 24% return of capital ($0.23 per share) based on distributions of $0.98 per share paid through December 31, 2019. The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2019 distributions was reported to stockholders on Form 1099-DIV.

 Income Taxes

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

HCAP Equity Holdings, LLC, one of the Company's wholly-owned subsidiaries, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings, LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of HCAP Equity Holdings, LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages.

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC, primarily as a result of its ownership of its portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the Company did not incur any deferred tax expense for such temporary differences. During the year ended December 31, 2019, the Company did not recognize any current income tax expense. Due the year ended December 31, 2018, the Company recognized a current income tax benefit of $0.1 million, which was a reversal of the current income tax of $0.1 million the Company recorded for the year ended December 31, 2017. When the Company filed its fiscal year 2017 corporate tax returns in October of 2018, the Company determined that it did not incur any income tax expense and reversed the 2017 accrual in 2018.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2019. Neither HCC LLC nor the Company is currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2016-2018 for the Company remain subject to examination by the IRS.

Excise Tax

The Company estimates excise tax based on timely information available. The Company did not incur an excise tax for the year ended December 31, 2019. For the years ended December 31, 2018 and December 31, 2017, the Company incurred an excise tax of $8,825 (relating to an under accrual for its 2017 excise tax paid in 2018) and $0.1 million, respectively.

Note 3. Borrowings

The Company's debt obligations consist of the following:

	As of
	December 31, 2019	December 31, 2018
Revolving line of credit	$43,700,000	$17,000,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$72,450,000	$45,750,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2019 were 5.41% and 2.2 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2018 was 5.93% and 3.4 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement with Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with a $55.0 million senior secured revolving credit facility (as amended, the “Credit Facility”). The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million.

Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
The Credit Facility was most recently amended in May 2019 to, among other things, (i) provide for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1 to 1; (ii) provide for a total leverage ratio (the ratio of total debt to equity) of 1.4 to 1, which replaced the prior 1-to-1 leverage ratio; and (iii) provide for a minimum utilization fee of 2.50% that will be payable on unused commitments below $16.5 million at any time that the Company's unsecured longer-term indebtedness exceeds $30 million. The Credit Facility also contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt service coverage ratio, a minimum liquidity of 4% of the maximum loan amount, and maintenance of RIC and BDC status. In addition, the Credit Facility contains a covenant that limits the amount of the Company's unsecured longer-term indebtedness (as defined in the Credit Facility), which includes the 2022 Notes, to 50% of the maximum borrowing amount under the Credit Facility. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of such an event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
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
As of December 31, 2019 and December 31, 2018, the outstanding balance on the Credit Facility was $43.7 million and $17.0 million, respectively. As of December 31, 2019 and December 31, 2018, the deferred financing costs balance was $0.4 million and $0.6 million, respectively.

As of December 31, 2019 and December 31, 2018, the Company was in compliance with its debt covenants under the Credit Facility.

2020 Notes
On January 27, 2015, the Company closed the public offering of $25.0 million in aggregate principal amount of its 7.00% Notes due 2020 (the "2020 Notes"). On February 4, 2015, the Company closed on an additional $2.5 million in aggregate principal amount of 2020 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,100,000 of the 2020 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2020 Notes, after deducting underwriting discounts of $0.8 million and offering expenses of $0.2 million, were $26.5 million. The 2020 Notes were fully redeemed on September 23, 2017. As a result of the redemption, the Company recorded a loss on extinguishment of debt for the amount of the unamortized debt issuance costs. The loss on extinguishment of debt recorded for the year ended December 31, 2017 was $0.6 million. The Company did not record a loss on extinguishment of debt for the years ended December 31, 2019 or December 31, 2018. The loss on extinguishment of debt is classified as a component of net investment income in the Company’s Consolidated Statement of Operations. The 2020 Notes were listed on the Nasdaq Global Market under the trading symbol “HCAPL.”

2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2019 and December 31, 2018, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2019 and December 31, 2018, the deferred offering costs balance was $0.6 million and $0.8 million, respectively. The Company used the proceeds of the 2022 Notes to redeem the 2020 Notes in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at any time at the Company's option after September 15, 2019 at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any existing and future unsecured unsubordinated indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the Nasdaq Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the "2022 Notes Indenture”) contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its status as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of December 31, 2019 and December 31, 2018, the Company was in compliance with its debt covenants under the 2022 Notes Indenture.

Regulatory Requirements

As a BDC, the Company is generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio to 150% from 200%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act. As a result, the asset coverage ratio applicable to the Company changed to 150% from 200%, effective May 4, 2019.

As of December 31, 2019 and December 31, 2018, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $72.5 million and $45.8 million, respectively, and as of December 31, 2019, and December 31, 2018, the Company's asset coverage, as defined in the 1940 Act, was 192% and 271%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 40.8% and 45.9% of total debt investments outstanding as of December 31, 2019 and December 31, 2018, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 36.8%, 26.4% and 29.5% of total loan interest and fee income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the total shares issued and proceeds received for shares of the Company’s common stock net of any underwriting discounts and offering costs for the years ended December 31, 2019, December 31, 2018, and December 31, 2017:

	Year Ended December, 31
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	172,774	$2,318,427
Shares repurchased	(460,536)	(4,767,450)	(119,039)	(1,232,017)	(36,614)	(401,902)
Dividends reinvested	33,809	321,561	34,032	343,460	33,932	420,088
Total	(426,727)	$(4,445,889)	(85,007)	$(888,557)	170,092	$2,336,613

As of December 31, 2019, December 31, 2018, and December 31, 2017, the Company had no dilutive securities outstanding.

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of its common stock that the Company may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of its common stock from time to time at prevailing market prices or at negotiated prices. The Company sold 172,774 shares of stock during the year ended December 31, 2017 under these agreements at an average gross price of $14.03 per share. The Company did not sell any shares of stock under this agreement or any other agreement with JMP Securities LLC during the years ended December 31, 2019 or December 31, 2018.

On June 13, 2017, the Company's board of directors authorized a $3.0 million open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to $3.0 million in the aggregate of its outstanding stock in the open market. The repurchase program expired on June 30, 2018.

On November 1, 2018, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on April 4, 2019, as the Company met the 250,000 shares limit.

On May 2, 2019, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on October 24, 2019, on which date the Company met the 250,000 shares limit.

During the year ended December 31, 2019, the Company repurchased 460,536 shares of its common stock at an average price of $10.35 per share, and a total cost of $4.8 million. During the year ended December 31, 2018, the Company repurchased 119,039 shares of its common stock at an average price of $10.35 per share, and a total cost of $1.2 million. During the year ended December 31, 2017, the Company repurchased 36,614 shares of its common stock at an average price of $10.98 per share, and a total cost of $0.4 million.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs. The 2022 Notes trade under the ticker HCAPZ and, as of December 31, 2019 and December 31, 2018, the fair value of the unsecured notes were $29.8 million and $28.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective date.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of December 31, 2019 and December 31, 2018 was $43.7 million and $17.0 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2019 and December 31, 2018, unfunded commitments totaled $3.1 million and $1.4 million, respectively, and if funded, their estimated fair values on such dates were $3.1 million and $1.3 million, respectively.

There are no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or December 31, 2018. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, respectively:

	Fair Values as of December 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$85,954,384	$85,954,384
Junior Secured	—	—	18,757,348	18,757,348
Equity and Equity Related Securities	—	—	12,097,658	12,097,658
	$—	$—	$116,809,390	$116,809,390

	Fair Values as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured	$—	$—	$54,609,097	$54,609,097
Junior Secured	—	—	33,231,424	33,231,424
Equity and Equity Related Securities	—	—	7,073,341	7,073,341
	$—	$—	$94,913,862	$94,913,862

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2019 and December 31, 2018, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured (2)	$85,954,384	Bond Yield	Risk adjusted discount factor	8.0% - 31.8%	17.6%

		Market	EBITDA multiple	3.8x - 12.0x	10.1x

		Market	Revenue multiple	3.3x - 3.3x	3.3x

		Income	Weighted average cost of capital	3.5% - 30.0%	13.2%

Junior Secured	$18,757,348	Bond Yield	Risk adjusted discount factor	27.5% - 27.5%	27.5%

		Market	EBITDA multiple	5.0x - 7.8x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.0% - 32.5%	16.7%

Equity and Equity Related Securities	$12,097,658	Market	EBITDA multiple	5.0x - 12.0x	7.4x

		Market	Book value multiple	1.0x - 1.0.x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

Type of Investment	Fair Value at December 31, 2018	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average

Senior Secured	$54,609,097	Bond Yield	Risk adjusted discount factor	9.2% - 32.5%	15.2%

		Market	EBITDA multiple	3.0x - 5.8x	4.9x

		Income	Weighted average cost of capital	9.4% - 31.3%	15.6%

Junior Secured	$33,231,424	Bond Yield	Risk adjusted discount factor	13.4% - 20.0%	15.8%

		Market	EBITDA multiple	5.2x - 8.9x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.4% - 21.0%	15.6%

Equity and Equity Related Securities	$7,073,341	Market	EBITDA multiple	4.6x - 6.9x	5.9x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.3% - 12.3%	12.3%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2019 and December 31, 2018. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year Ended December 31, 2019
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total

Fair value of portfolio, January 1, 2019	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	47,964,325	1,511,144	5,804,192	55,279,661
Principal payments received/principal reductions	(12,158,618)	(15,312,803)	(230,113)	(27,701,534)
Sales of investments	—	—	(340,493)	(340,493)
Loan origination and other fees received	(1,893,215)	(12,000)	—	(1,905,215)
Payment-in-kind interest earned	859,824	2,010	—	861,834
Accretion of deferred loan origination fees/discounts	615,174	197,471	—	812,645
Net realized gains (losses) on investments	(2,404,987)	—	(34,999)	(2,439,986)
Change in unrealized appreciation (depreciation) on investments	(1,637,216)	(859,898)	(174,270)	(2,671,384)
Fair value of portfolio, December 31, 2019	$85,954,384	$18,757,348	$12,097,658	$116,809,390
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2019	$(1,639,716)	$(1,097,007)	$1,219,735	$(1,516,988)

	Year Ended December 31, 2018
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Revenue-Linked Security	Total

Fair value of portfolio, January 1, 2018	$59,010,761	$44,379,140	$7,958,168	$533,000	$111,881,069
New/Add-on investments/principal increases	16,814,500	2,500,000	1,599,898	—	20,914,398
Principal payments received/principal reductions	(22,324,909)	(13,979,511)	(203,804)	(342,842)	(36,851,066)
Sales of investments	(510,651)	—	(1,796,384)	—	(2,307,035)
Loan origination and other fees received	(301,633)	(85,662)	—	—	(387,295)
Payment-in-kind interest received	752,272	578,479	—	—	1,330,751
Accretion of deferred loan origination fees/discounts	732,648	502,190	—	—	1,234,838
Transfers (to) investment type	(2,000,000)	—	2,000,000	—	—
Net realized gains (losses) on investments	(620,804)	—	184,798	(50,674)	(486,680)
Change in unrealized appreciation (depreciation) on investments	3,056,913	(663,212)	(2,669,335)	(139,484)	(415,118)
Fair value of portfolio, December 31, 2018	$54,609,097	$33,231,424	$7,073,341	$—	$94,913,862
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2018	$2,877,164	$(646,558)	$(2,171,702)	$—	$58,904

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.
There were no transfers between levels of fair value hierarchy during the years ended December 31, 2019 or December 31, 2018.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

The Company's predecessor, Harvest Capital Credit LLC, was founded in 2011 by certain members of HCAP Advisors and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and a majority equity interest in HCAP Advisors. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC-registered investment adviser that focuses on long-short equity hedge funds, middle-market lending and private equity, and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors.

Management Fees and Incentive Fees

In conjunction with the Company's initial public offering in May 2013, HCAP entered into an investment advisory and management agreement with HCAP Advisors. Under the investment advisory and management agreement, the base management fee is calculated based on the Company's gross assets (which includes assets acquired with the use of leverage and excludes cash and cash equivalents) at an annual rate of (i) 2.0% of gross assets up to and including $350 million, (ii) 1.75% of gross assets above $350 million and up to and including $1 billion, and (iii) 1.5% of gross assets above $1 billion.

Management fee expense for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 were $2.2 million, $2.3 million, and $2.6 million, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision, pursuant to which HCAP Advisors receives 100% of the pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized). The effect of this "catch-up" provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, HCAP Advisors will receive 20% of the pre-incentive fee net investment income as if a hurdle rate did not apply. The income-based incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the pre-incentive fee net investment income is payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the 11 preceding quarters. As a result, even in the event that the pre-incentive fee net investment income exceeds the hurdle rate, no incentive fee will be payable to the extent that the Company has generated cumulative net decreases in assets resulting from operations over the trailing 12 quarters due to unrealized or realized net losses on its investments.

The Company did not incur an incentive fee expense for the year ended December 31, 2019. Incentive fee expense for the years ended December 31, 2018, and December 31, 2017 were $0.9 million, and $0.1 million, respectively. The incentive fee expense for the year ended December 31, 2017 would have been $1.0 million had the total return requirement not applied.

The second part is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of the aggregate realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded net change in unrealized appreciation/(depreciation) of $(2.7) million, $(0.4) million, and $1.5 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. The Company recorded net realized losses of $2.4 million, $0.5 million, and $8.1 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. The Company did not incur a capital gains incentive fee in any of the years ended December 31, 2019, December 31, 2018, or December 31, 2017.

Total base management fees and incentive management fees were $2.2 million, $3.2 million and $2.7 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Base management fees payable were $0.6 million at December 31, 2019 and base and incentive management fees payable were $0.9 million as of December 31, 2018.

Administrative Services Expense

HCAP Advisors also serves as the Company's administrator pursuant to an administration agreement, which became effective on April 29, 2018. Prior to April 29, 2018, another affiliate of JMP Group, JMP Credit Advisors (now Medalist Partners Corporate Finance LLC) served as the Company's administrator, pursuant to an administration agreement under which JMP Credit Advisors provided administrative services to the Company and furnished it with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. Payments under the administration agreement were equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by its chief executive officer and other officers. JMP Credit Advisors agreed to cap the amounts payable by the Company under the administration agreement during the 2017 fiscal year at $1.4 million.

On April 17, 2018, in connection with the Company moving its administrative function from its Alpharetta, Georgia office to its New York, New York office, the board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. In conjunction with the new administration agreement, the prior administration agreement with JMP Credit Advisors was terminated. Under the current administration agreement, HCAP Advisors provides administrative services to the Company and furnishes the Company with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. In full consideration of the provision of the services of HCAP Advisors, the Company reimburses HCAP Advisors for the costs and expenses incurred by HCAP Advisors in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. HCAP Advisors agreed to cap the amounts payable by the Company under the administration agreement during the 2018 and 2019 fiscal years at $1.4 million.

Total administrative services expense was $1.4 million, $1.4 million, and $1.4 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. Administrative services fees payable were $0.4 million and $0.4 million as of December 31, 2019 and December 31, 2018, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time, HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the year ended December 31, 2018, the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors agreed to reimburse the Company. HCAP Advisors did not waive or reimburse any expenses during the years ended December 31, 2019 or December 31, 2017.

Co-investment Transactions with Affiliates

In September 2018, in accordance with the Company's existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief"), the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of a $3.5 million senior secured term loan and $0.3 million of Class A membership interests. As of December 31, 2019, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $5.6 million senior secured term loan and $4.8 million of class A membership interests. As of December 31, 2018, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $6.9 million senior secured term loan and $1.0 million of class A membership interests.

In February 2019, in accordance with the Exemptive Relief, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. The revolving line of credit was subsequently cancelled. As of December 31,

2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.6 million senior secured term loan.

Other Related Party Transactions

On January 27, 2017, the Company entered into an equity distribution agreement with JMP Securities LLC relating to up to 1,000,000 shares of the Company's common stock that it may offer and sell from time to time at prices related to the prevailing market prices or at negotiated prices. On September 29, 2017, the Company entered into a new equity distribution agreement with JMP Securities to sell up to 1,000,000 shares of the Company's common stock from time to time at prevailing market prices or at negotiated prices. During the years ended December 31, 2019 and December 31, 2018, the Company did not sell any shares through these agreements. During the year ended December 31, 2017 the Company sold 172,774 shares at an average price of $14.03 per share through these agreements.

Note 8. Commitments and Contingencies

As of December 31, 2019, the Company had a total of $3.1 million in unfunded commitments comprised of unfunded revolving line of credit commitments on seven of the Company’s debt investments.  At December 31, 2018, the Company had a total of $1.4 million in unfunded commitments comprised of unfunded revolving line of credit commitments on three of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value, if drawn, as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019		As of December 31, 2018
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Back Porch International, Inc.	$500,000	$491,168	$—	$—
Coastal Screen and Rail, LLC	850,000	850,000	250,000	250,000
Kleen-Tech Acquisition, LLC	400,000	382,500	—	—
National Program Management & Project Controls, LLC	100,000	100,000	—	—
Slappey Communications, LLC	500,000	498,750	—	—
Surge Busy Bee Holdings, LLC	300,000	300,000	450,000	434,419
V-Tek, Inc.	463,903	463,903	663,903	663,903
	$3,113,903	$3,086,321	$1,363,903	$1,348,322

Legal Proceedings

Neither the Company nor its subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, and no such material proceedings are known to be contemplated. The Company and its subsidiaries may from time to time, however, be involved in litigation arising out of their operations in the normal course of business or otherwise, including the enforcement of rights under the contracts with the Company's portfolio companies. Third parties may also seek to impose liability on the Company in connection with the activities of its portfolio companies.

Note 9. Net Increase in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2019, December 31, 2018 or December 31, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$(1,206,455)	$5,066,798	$1,632,586
Weighted average shares outstanding (basic and diluted)	6,114,474	6,406,869	6,412,215
Net increase (decrease) in net assets resulting from operations per share	$(0.20)	$0.79	$0.25

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

Listed below is a reconciliation of “net increase in net assets resulting from operations” to taxable income for the year ended December 31, 2019, December 31, 2018, and December 31, 2017.

	Year Ended December 31,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$(1,206,455)	$5,066,798	$1,632,586
Net change in unrealized depreciation (appreciation) on investments	2,671,388	428,921	(1,458,173)
Book/tax difference due to acceleration of loan fees on modified investments	(50,356)	(286,208)	(399,791)
Book/tax difference due to interest income on certain investments	769,754	1,204,065	299,656
Investment income in HCAP Equity Holdings, LLC	(307,841)	(840,690)	(420,493)
Operating expenses in HCAP Equity Holdings, LLC	280,744	329,335	245,271
Book/tax difference due to capital losses	798,361	(816,305)	766,206
Book/tax difference due to partnership income on certain equity investments	—	(1,160,803)	—
Excise and income taxes not deductible	—	8,825	128,215
Other expenses not deductible	4,725	6,552	—
Capital loss carryforward	1,565,492	1,302,985	7,296,235
Taxable/Distributable Income	$4,525,812	$5,243,475	$8,089,712

The gross unrealized appreciation, gross unrealized depreciation and net unrealized depreciation of the Company's investments for federal income tax purposes totaled $2.6 million, $6.3 million and $3.7 million, respectively, as of December 31, 2019.  The tax cost of investments is $107.7 million. The components of accumulated undistributed earnings and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2019	2018	2017
Ordinary income (loss)	$(283,875)	$(1,032,081)	$1,108,620
Realized capital gains	$—	$—	$—

At December 31, 2019, the Company had a net long term capital loss carryforward of $10.5 million to offset future net capital gains. This loss carryforward does not have an expiration date.

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes as of December 31, 2019 of approximately $0.5 million. As HCAP Equity Holdings, LLC has historically generated taxable losses; the Company cannot assume as of December 31, 2019 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which is estimated to approximate $0.4 million at December 31, 2019, resulting from net operating loss carry forwards and deferred taxes on unrealized losses, include certain future tax benefits that management believes will not be utilized and as such, has recorded a full valuation allowance. The loss carryforward does not expire. As of December 31, 2018 HCAP Equity Holdings, LLC had a net operating loss carryforward for federal and state income taxes of approximately $0.5 million and a deferred income tax asset of approximately $0.1 million, which the Company recorded a full valuation allowance.

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

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company incurred a U.S. federal excise tax of $39,051 for calendar year 2017. The Company did not incur a U.S. federal excise tax for calendar years 2018 or 2019.

The Company has adopted an “opt out” dividend reinvestment plan, or “DRIP,” for its common stockholders. As a result, if the Company makes cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company's common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended December 31, 2019:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of year	$12.30	$12.66	$13.86	$14.26	$14.60
Net investment income (1)	0.63	0.93	1.28	1.6	1.54
Realized losses on investments (1)	(0.39)	(0.08)	(1.26)	(0.08)	(0.17)
Net change in unrealized appreciation (depreciation) on investments (1)	(0.44)	(0.06)	0.23	(0.56)	(0.34)
Net increase (decrease) in net assets from operations	(0.20)	0.79	0.25	0.96	1.03
Distributions from net investment income	(0.75)	(1.00)	(1.45)	(1.35)	(1.29)
Distributions from capital gains	—	—	—	—	(0.06)
Return of capital distributions	(0.23)	(0.16)	—	—	—
Total distributions	$(0.98)	$(1.16)	$(1.45)	$(1.35)	$(1.35)

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Effect of shares repurchased	0.11	0.01	—	—	—
Effect of shares issued, net of offering expenses	—	—	—	(0.01)	(0.02)
Net asset value at end of year	$11.23	$12.30	$12.66	$13.86	$14.26
Net assets at end of year	$66,781,482	$78,395,964	$87,781,429	$87,122,296	$89,414,256
Shares outstanding at end of year	5,945,854	6,372,581	6,457,588	6,287,496	6,269,669
Weighted average shares outstanding (basic and diluted)	6,114,474	6,406,869	6,412,215	6,282,360	6,249,346
Per share closing price at end of year	$8.77	$10.05	$10.96	$13.75	$11.73

Ratios and Supplemental data:
Total return based on change in NAV, before incentive fees (2)	1.09%	10.16%	2.69%	10.92%	11.94%
Total return based on change in NAV, after incentive fees (2)	1.09%	8.90%	2.62%	9.17%	9.20%
Total investment return (3)	(3.38)%	2.78%	(10.45)%	31.66%	13.64%
Average Net Assets	$72,360,074	$80,104,433	$85,071,701	$87,281,555	$89,888,327
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	12.22%	12.16%	12.24%	10.82%	9.39%
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	12.22%	13.30%	12.30%	12.42%	11.88%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	12.22%	11.60%	12.24%	10.82%	9.39%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	12.22%	12.74%	12.30%	12.42%	11.88%
Ratio of net investment income to average net assets	5.29%	7.47%	9.68%	11.52%	10.74%
Portfolio turnover ratio	29.25%	17.85%	42.22%	21.76%	20.89%
Asset coverage ratio	192%	271%	284%	260%	256%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(3)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

Note 12. Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last twelve quarters prior to December 31, 2019. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$3,038	$2,994	$3,282	$3,356
Net investment income	762	841	1,072	1,154
Net increase (decrease) in net assets resulting from operations	61	86	(1,043)	(310)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.01	$0.01	$(0.17)	$(0.05)

	Quarter Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$3,741	$4,055	$4,321	$4,067
Net investment income	1,215	1,605	1,587	1,575
Net increase in net assets resulting from operations	2,070	816	633	1,548
Net increase in net assets resulting from operations per share (basic and diluted)	$0.32	$0.13	$0.10	$0.24

Note 13. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 4-08(g) for the years ended December 31, 2019 and December 31, 2018. The Company has determined that no portfolio companies met the conditions of a significant subsidiary under Regulation S-X Rule 3-09 for the years ended December 31, 2019, December 31, 2018, or December 31, 2017. The financial information presented below includes summarized financial information for Infinite Care, LLC, as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019.

Balance Sheet - Infinite Care, LLC	As of December 31, 2019	As of December 31, 2018
Assets:
Current assets	$1,840,645	$1,850,864
Non-current assets	493,709	255,919
Total assets	$2,334,354	$2,106,783

Liabilities and Members' Deficit:
Current liabilities	$2,660,654	$10,792,615
Non-current liabilities	9,096,555	—
Members' deficit	(9,422,855)	(8,685,832)
Total liabilities and members' deficit	$2,334,354	$2,106,783

Income Statement - Infinite Care, LLC	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net sales	$16,305,493	$14,705,301	$13,174,201
Cost of services provided	12,990,181	11,624,137	11,896,043
Gross profit	3,315,312	3,081,164	1,278,158
Operating expenses	4,272,008	3,513,732	4,060,241
Loss from operations	(956,696)	(432,568)	(2,782,083)
Other expenses, net	(263,945)	(1,301,301)	(1,128,031)
Net loss	$(1,220,641)	$(1,733,869)	$(3,910,114)

Note 14. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as discussed below.

On January 21, 2020, the Company originated an add-on senior secured term loan to Slappey Communications, LLC for $1.1 million.

On January 31, 2020, the Company made a $0.2 million equity contribution to KC Engineering & Construction Services, LLC.

On March 5, 2020, the Company declared monthly distributions of $0.08 per share payable on each of March 30, 2020, April 30, 2020, and May 28, 2020, to record holders as of March 23, 2020, April 23, 2020, and May 21, 2020, respectively.

On March 5, 2020, HCAP Advisors agreed to a new cap with the Company on amounts payable by the Company under the administration agreement during the 2020 fiscal year. This cap sets the maximum amount payable by the Company under the administration agreement to $1.4 million for the 2020 fiscal year.

On March 6, 2020, the Company's board of directors appointed and promoted Richard P. Buckanavage to serve as President of the Company, from his current position as Managing Director - Head of Business Development, effective immediately.

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting  and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

On March 6, 2020, the Company’s board of directors appointed and promoted Richard P. Buckanavage to serve as President of the Company, from his current position as Managing Director – Head of Business Development. The promotion was effective as of March 6, 2020.

Mr. Buckanavage, age 56, is our co-founder and served as our Managing Director – Head of Business Development since March 2018, before which time he served as our Chief Executive Officer and President since 2012. Mr. Buckanavage is also a principal and founder of HCAP Advisors, the Company’s investment adviser and administrator, and serves as its President and as a member of its Investment Committee. Prior to co-founding the Company, Mr. Buckanavage co-founded in 2003, and served as President and Chief Executive Officer and as a member of the board of directors of, Patriot Capital Funding, Inc., a publicly-traded business development company until its sale to Prospect Capital Corp. in 2009. Prior to co-founding Patriot Capital Funding, Mr. Buckanavage held several positions with GE Capital Corporation between 1999-2003, most recently as a managing director and head of debt capital markets where he was responsible for all domestic debt syndication and private placement activities for GE’s Global Sponsor Finance and Commercial Finance business units. Mr. Buckanavage completed two rotations at GE Plastics and GE Medical Systems earning a Six Sigma Black Belt designation in 2002. From 1995 to 1999, Mr. Buckanavage was a senior vice president and Midwest region manager for Creditanstalt Corporate Finance, Inc. (“CCFI”). During that time, he was also a senior investment officer at Creditanstalt Small Business Investment Corporation (“CSBIC”), CCFI’s private equity group that originated and managed a portfolio of non-controlling equity investments. CCFI and CSBIC were a “one-stop” capital source that focused on making investments in small and mid-sized companies in conjunction with private equity sponsors. In his capacities at CCFI and CSBIC, Mr. Buckanavage managed a portfolio of senior secured loans, subordinated debt and equity investments in excess of $1.2 billion. While at CSBIC, Mr. Buckanavage was also a member of the board of directors of several of CSBIC’s portfolio companies. His professional experience also includes various business development and portfolio management roles in the leveraged finance groups at Bank of America, and Fleet Bank and its predecessors. Mr. Buckanavage received a B.S. degree in finance from Central Connecticut University and an M.B.A. with a concentration in finance from Syracuse University.

There is no arrangement or understanding between Mr. Buckanavage and any other persons pursuant to which he was appointed as President of the Company. Other than in connection with the Company’s investment advisory and management agreement with HCAP Advisors, in which certain of the Company’s directors and executive officers, including Mr. Buckanavage, have direct or indirect ownership and financial interests, there are no current or proposed transactions between the Company and Mr. Buckanavage or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC. For the year ended December 31, 2019, we paid total advisory fees of $2.2 million to HCAP Advisors under the investment advisory and management agreement and had $0.6 million in base management fees payable as of December 31, 2019.

PART III

We intend to file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, pursuant to General Instruction G(3) to Form 10-K, certain information required by Part III has been omitted from this Annual Report on Form 10-K and will be incorporated by reference from the 2020 Proxy Statement. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein shall be incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

We have adopted a code of business conduct that applies to our directors, officers and employees, if any. This code of business conduct is published on our website at www.harvestcapitalcredit.com. We intend to disclose any future amendments to, or waivers from, this code of business conduct within four business days of the waiver or amendment through a current report on Form 8-K.

Item 11.Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.Exhibits, Financial Statement Schedules

a. Financial Statements

1. The following financial statements of Harvest Capital Credit Corporation are filed herewith:

 2. The following financial statement schedule is filed herewith:

Page

Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2019 and December 31, 2018	119

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

4.4	Form of 6.125% Notes due 2022 (incorporated by reference to the registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2018).

4.5	Description of Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934*

10.1	Form of Dividend Reinvestment Plan (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.2	Investment Advisory and Management Agreement (incorporated by reference to the registrant’s quarterly report on Form 10-Q, File No. 1-35906, filed on November 12, 2013).

10.3	Form of Custody Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.4	Administration Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, File No. 814-00985, filed on May 3, 2018.

10.5	Form of License Agreement (incorporated by reference to the registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.6
Loan and Security Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.7
Tri-Party Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, U.S. Bank National Association, and CapitalSource Bank (incorporated by reference to the registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.8
First Amendment to Loan and Security Agreement, dated as of December 30, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's annual report on Form 10-K, File No. 814-00985, filed on March 31, 2014).

10.9
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

10.10
Third Amendment to Loan and Security Agreement, dated as of September 22, 2015, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K, File No. 1-35906 filed on September 28, 2015).

10.11
Fourth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of August 4, 2016, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.12
Pledge Agreement, dated as of August 4, 2016, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent (incorporated by reference to the registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.13
Fifth Amendment to Loan and Security Agreement, dated as of April 28, 2017, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K, File No. 814-00985, filed on May 3, 2017).

10.14
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

10.15
Sixth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of November 28, 2017, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto.

10.16	Pledge Agreement, dated as of November 28, 2017, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent.

10.17
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

* Filed herewith.

c. Schedule 12-14 - Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19)(20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
More Than 25% Owned Portfolio Companies
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (12)	(271,811)	—	—	684,311	—	(271,811)	412,500

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (14)	—	(164,400)	—	3,948,000	98,949	(263,349)	3,783,600

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8)	—	(7,500)	—	3,716,000	637,271	(144,771)	4,208,500

	Membership Interest (100% membership interests)	(7) (12)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(271,811)	$(471,900)	$—	$8,348,311	$1,036,220	$(979,931)	$8,404,600

5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (12)	—	(290,020)	140,028	636,000	—	(290,020)	345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)	(17)	—	(31,290)	702,214	—	7,055,165	(235,457)	6,819,708

	Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(6)	—	—	1,189	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	24,136	—	—	274,136	—	274,136

Portfolio Company	Type of Investment (4) (5) (11) (19)(20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Common Equity Warrants (8.50% fully diluted common equity)	(7)	—	88,135	—	—	275,104	—	275,104

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(16)	—	8,305	876,031	6,911,000	26,679	(1,370,916)	5,566,763

	Class A Membership Interest (5.10% fully diluted common equity)	(7) (10)	—	1,645,922	—	973,500	3,825,831	—	4,799,331

Northeast Metal Works, LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(15) (22)	—	(1,324,367)	1,788,632	10,223,500	2,697,836	(1,324,367)	11,596,969

	Revolving Line of Credit, due 12/2019	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(18)	—	110,182	503,510	—	6,828,238	—	6,828,238

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(6)	—	—	1,493	—	—	—	—

	Common Equity Units (12.90 % preferred equity / 7.59% fully diluted common equity)	(7)	—	27,035	—	—	227,035	—	227,035

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(17)	—	—	334,580	—	5,131,294	—	5,131,294

	Common Equity Interest (10.10% fully diluted common equity)	(7)	—	—	—	—	360,000	—	360,000

Portfolio Company	Type of Investment (4) (5) (11) (19)(20)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	—	—	—	237,579	—	237,579

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)	(13)	—	(14,714)	480,646	3,341,000	24,214	(189,714)	3,175,500

	Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(6)	—	—	138,062	1,336,097	200,000	—	1,536,097

	Common Equity (8.98% fully diluted common equity)	(7)	—	69,000	—	188,500	69,000	—	257,500

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$394,824	$5,055,135	$25,107,097	$27,335,361	$(5,011,224)	$47,431,234

This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2019.
(7)	The investment is held by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in ICC into shares of ICC's membership interests.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	During the year ended December 31, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.
(11)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets.
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the Company's audited consolidated financial statements for more information.
(21)	The Company exited this investment in 2019.
(22)	On May 22, 2019, Northeast Metal Works, LLC ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender through the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date on which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of Northeast Metal Works. As a result, the Company reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750. On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to payoff the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

As of December 31, 2019 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$49,627,468	$48,646,669	41.6%	72.8%
Equity	12,442,567	7,189,165	6.2%	10.8%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The rate type of affiliate debt investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,563,148	$26,408,777	22.6%	39.5%
Floating Rate	22,064,320	22,237,892	19.0%	33.3%
Total	$49,627,468	$48,646,669	41.6%	72.8%

The industry composition of affiliate investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.1%
Capital Equipment	4,877,458	4,969,097	4.3%	7.4%
Construction & Building	8,278,753	10,366,094	8.9%	15.5%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Services: Business	13,016,841	13,097,821	11.2%	19.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.6%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The geographic concentrations of affiliate investments at fair value as of December 31, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$33,989,881	$30,696,239	26.3%	46.0%
Northeast	20,359,841	17,325,842	14.8%	25.9%
South	7,720,313	7,813,753	6.7%	11.7%
Total	$62,070,035	$55,835,834	47.8%	83.6%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2018

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
More Than 25% Owned Portfolio Companies
Flight Lease XI, LLC	Common Equity Interest (400 Units)	(7) (11) (18)	$156,347	$(127,421)	$92,791	$327,421	$—	$(327,421)	$—

Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(11) (19)	(241,963)	27,424	38,144	829,849	96,424	(241,962)	684,311

Infinite Care, LLC	Senior Secured Term Loan, due 02/2019 (14.51%; 1M LIBOR + 6.00% with a 0.42% LIBOR floor plus 6.00% PIK)	(8) (13)	—	2,940,646	—	3,492,000	3,221,067	(2,765,067)	3,948,000

	Revolving Line of Credit, due 02/2019 (14.51%; 1M LIBOR + 12.00% with a 0.42% LIBOR floor)	(8)	—	(3,000)	—	2,065,000	1,654,000	(3,000)	3,716,000

	Membership Interest (100% membership interests)	(7) (8)	—	(2,649,000)	—	—	2,649,000	(2,649,000)	—

Total More Than 25% Owned Portfolio Companies			$(85,616)	$188,649	$130,935	$6,714,270	$7,620,491	$(5,986,450)	$8,348,311

5% and Greater Owned, But Not Greater Than 25%
Coastal Screen and Rail, LLC	Senior Secured Term Loan, due 01/2023 (12.00%; 10.50% Cash/1.50% PIK)	(16)	$—	$60,205	$758,954	$—	$6,503,278	$(175,278)	$6,328,000

	Revolving Line of Credit, due 07/2022 (10.74%; 3M LIBOR + 8.00%)	(6)	—	—	56,288	—	835,000	(135,000)	700,000

	Preferred Equity Interest (6.21% fully diluted common equity)	(7)	—	245,000	—	—	395,000	—	395,000

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value
Flight Lease XII, LLC	Common Equity Interest (1,000 Units)	(7) (11)	—	129,741	222,925	616,502	129,741	(110,243)	636,000

24/7 Software, Inc. (formerly Instant Sales Solutions, Inc.)	Senior Secured Term Loan	(14) (18)	—	—	279,923	2,859,272	—	(2,859,272)	—

	Revolving Line of Credit	(18)	—	—	—	—	—	—	—

	Common Equity Interest (950 Shares)	(7)(18)	259,506	(350,000)	—	1,300,000	—	(1,300,000)	—

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2019 (17.00%; 10.50% Cash plus 6.50% PIK)	(9)(15)	—	(93,583)	1,734,426	9,652,000	647,967	(76,467)	10,223,500

	Revolving Line of Credit, due 12/2019 (15.00%)	(9)	—	15,500	231,500	1,482,000	165,500	(150,000)	1,497,500

	Preferred Equity Interest (2,493 Class A Units; 12.0% cumulative preferred return)	(7)	398	(1,476,520)	—	1,481,000	—	(1,481,000)	—

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.75%; 3M LIBOR + 11.00%)	(12)	—	(94,673)	489,831	3,500,000	—	(159,000)	3,341,000

	Revolving Line of Credit, due 03/2021 (9.25%; 3M LIBOR + 6.50%)	(6)	—	—	111,697	886,097	450,000	—	1,336,097

	Common Stock (90 Shares)	(7)	—	(162,500)	—	351,000	—	(162,500)	188,500

WorkWell, LLC	Senior Secured Term Loan	(13) (18)	(636,050)	654,993	—	3,856,000	654,993	(4,510,993)	—

	Preferred Stock (250,000 Shares)	(18)	(249,990)	250,000	—	—	250,000	(250,000)	—

	Common Stock (250,000 Shares	(18)	—	—	—	—	—	—	—

Portfolio Company	Type of Investment (4) (5) (10) (17) (20)	Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2017 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Value

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies		$(626,136)	$(821,837)	$3,885,544	$25,983,871	$10,031,479	$(11,369,753)	$24,645,597
 This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2018 or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(7)	The investment is held by HCAP Equity Holdings, LLC, the Company's taxable blocker subsidiary.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
(9)	The interest rate on the revolver is 11% prior to following the interim advance term; 13.5% from the first amendment effective date to February 28, 2018; 14.25% from March 1, 2018 through May 31, 2018 and 15% from June 1, 2018 until expiration of the interim advance. The interest rate on the term loan is 11% prior to and following the interim advance term; 10.5% cash pay plus 6% PIK from the first amendment date through February 28, 2018; 10.5% cash pay plus 6.25% PIK from March 1, 2018 to May 31, 2018; 10.5% cash play plus 6.5% PIK from 6/1/18 until expiration of the interim advance.
(10)	The Company's non-qualifying assets, on a fair value basis, comprise approximately 2.0% of the Company's total assets.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: High Tech Industries
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities", unless otherwise noted.
(18)	The Company exited this investment in 2018.
(19)	This is an equity investment that received a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2018, the Company recognized an impairment charge of $0.2 million, which is presented in the net realized gains (losses) - control investments balance on the consolidated Statement of Operations.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the consolidated financial statements for more information.

As of December 31, 2018, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$30,660,353	$31,090,097	32.8%	39.7%
Equity	8,618,588	1,903,811	2.0%	2.4%
Total	$39,278,941	$32,993,908	34.8%	42.1%

The rate type of affiliate debt investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$18,185,407	$18,049,000	19.1%	23.1%
Floating Rate	12,474,946	13,041,097	13.7%	16.6%
Total	$30,660,353	$31,090,097	32.8%	39.7%

The industry composition of affiliate investments at fair value as of December 31, 2018 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$1,074,068	$1,320,311	1.4%	1.7%
Capital Equipment	4,828,244	4,865,597	5.1%	6.2%
Construction & Building	7,117,795	7,423,000	7.8%	9.4%
Healthcare & Pharmaceuticals	12,745,702	7,664,000	8.1%	9.8%
Metals & Mining	13,513,132	11,721,000	12.4%	15.0%
Total	$39,278,941	$32,993,908	34.8%	42.1%
The geographic concentrations of affiliate investments at fair value as of December 31, 2018 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$17,573,946	$12,529,597	13.2%	16.0%
Northeast	13,513,132	11,721,000	12.4%	15.0%
South	8,191,863	8,743,311	9.2%	11.1%
Total	$39,278,941	$32,993,908	34.8%	42.1%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: March 12, 2020	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2020	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2020	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 12, 2020	/s/ Richard P. Buckanavage
Richard P. Buckanavage President and Director

Date: March 12, 2020	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 12, 2020	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 12, 2020	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director