Form 10-Q
period 2020-03-31
Harvest Capital Credit Corp
filed 2020-05-13
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

There were 5,958,479 shares of the registrant’s common stock outstanding as of May 11, 2020.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $58,893,829 at 3/31/20 and $61,379,670 at 12/31/19)	$55,245,610	$60,973,556
Affiliated investments, at fair value (cost of $49,287,516 at 3/31/20 and $48,111,833 at 12/31/19)	46,879,036	47,431,234
Control investments, at fair value (cost of $14,108,202 at 3/31/20 and $13,958,202 at 12/31/19)	8,945,050	8,404,600
Cash	285,647	11,199,083
Restricted cash	20,464,943	10,648,199
Interest receivable	831,825	663,191
Accounts receivable – other	2,260,248	184,804
Deferred financing costs	367,373	425,379
Other assets	363,361	129,690
Total assets	$135,643,093	$140,059,736

LIABILITIES:
Revolving line of credit	$44,000,000	$43,700,000
2022 Notes (net of deferred offering costs and unamortized discount of $571,424 at 3/31/20 and $623,276 at 12/31/19)	28,178,576	28,126,724
Accrued interest payable	163,851	152,544
Accounts payable - base management fees	581,166	593,266
Accounts payable - administrative services expense	350,000	350,000
Accounts payable and accrued expenses	607,612	355,720
Total liabilities	73,881,205	73,278,254

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,600,444 issued and 5,958,479 outstanding at 3/31/20 and 6,587,819 issued and 5,945,854 outstanding at 12/31/19	6,601	6,588
Capital in excess of common stock	90,962,284	90,876,759
Treasury shares, at cost, 641,965 shares at 3/31/20 and 12/31/19	(6,723,505)	(6,723,505)
Accumulated over distributed earnings	(22,483,490)	(17,378,360)
Total net assets	61,761,890	66,781,482
Total liabilities and net assets	$135,643,095	$140,059,736

Common stock outstanding	5,958,479	5,945,854

Net asset value per common share	$10.37	$11.23

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,564,087	$1,481,111
Cash - affiliated investments	1,301,790	960,946
PIK - non-affiliated/non-control investments	109,634	12,119
PIK - affiliated investments	155,328	194,515
Amortization of fees and discounts
Non-affiliated/non-control investments	89,995	226,862
Affiliated investments	59,747	22,732
Total interest income	3,280,581	2,898,285
Other income	6,180	139,959
Total investment income	3,286,761	3,038,244

Expenses:
Interest expense - revolving line of credit	321,119	10,486
Interest expense - unused line of credit	55,396	101,749
Interest expense - deferred financing costs	58,005	55,011
Interest expense - 2022 Notes	440,235	440,235
Interest expense - deferred offering costs and discount	51,853	48,360
Total interest expense	926,608	655,841

Professional fees	209,045	520,334
General and administrative	231,272	254,953
Base management fees	581,166	494,846
Administrative services expense	350,000	350,000
Total expenses	2,298,091	2,275,974

Net Investment Income	988,670	762,270

Net realized gains (losses):
Non-affiliated / Non-control investments	(86,427)	46,300
Control investments	—	(10,890)
Net realized gains (losses)	(86,427)	35,410
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(3,242,104)	(738,955)
Affiliated investments	(1,727,883)	(61,230)
Control investments	390,450	63,500
Net change in unrealized depreciation on investments	(4,579,537)	(736,685)
Total net unrealized and realized losses on investments	(4,665,964)	(701,275)
Net increase (decrease) in net assets resulting from operations	$(3,677,294)	$60,995

Net investment income per share	$0.17	$0.12
Net increase (decrease) in net assets resulting from operations per share	$(0.62)	$0.01
Weighted average shares outstanding (basic and diluted)	5,949,548	6,302,724

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended March 31, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	988,670	988,670
Net realized losses	—	—	—	—	(86,427)	(86,427)
Net change in unrealized depreciation on investments	—	—	—	—	(4,579,537)	(4,579,537)
Distributions to stockholders (1):
Distributions	—	—	—	—	(1,427,836)	(1,427,836)
Capital share transactions
Reinvestment of dividends	12,625	13	85,525	—	—	85,538
Total increase (decrease) for the three months ended March 31, 2020	12,625	13	85,525	—	(5,105,130)	(5,019,592)
Balance as of March 31, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(22,483,490)	$61,761,890

	Common Stock
Three Months Ended March 31, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	762,270	762,270
Net realized gains	—	—	—	—	35,410	35,410
Net change in unrealized depreciation on investments	—	—	—	—	(736,685)	(736,685)
Distributions to stockholders (1):
Distributions	—	—	—	—	(1,604,912)	(1,604,912)
Capital share transactions
Reinvestment of dividends	7,722	8	77,390	—	—	77,398
Share repurchases	(190,761)	—	—	(2,003,907)	—	(2,003,907)
Total increase (decrease) for the three months ended March 31, 2019	(183,039)	8	77,390	(2,003,907)	(1,543,917)	(3,470,426)
Balance as of March 31, 2019	6,189,542	$6,562	$92,347,663	$(3,959,962)	$(13,468,725)	$74,925,538

(1)	Distributions exceeded net investment income for the three months ended March 31, 2020 and 2019 by the amount of $439,166 and $842,642, respectively. See "Dividends and Distributions" in Note 2.
 See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,677,294)	$60,995
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind income	(264,962)	(206,634)
Payment-in-kind income collected	17,958	42,636
Net realized (gains) losses on investments	86,427	(35,410)
Net change in unrealized depreciation of investments	4,579,537	736,685
Amortization of fees and discounts on investments	(149,742)	(249,594)
Amortization of deferred financing costs	58,005	55,011
Amortization of deferred offering costs and discount	51,853	48,360
Proceeds from sales of investments	15,994	—
Purchase of investments (net of loan origination and other fees)	(1,570,400)	(12,227,539)
Proceeds from principal payments	953,284	10,236,031
Changes in operating assets and liabilities:
Increase in interest receivable	(168,634)	(532,903)
Increase in accounts receivable - other and other assets	(237,517)	(131,754)
Increase (decrease) in accrued interest payable	11,307	(55)
Decrease in accounts payable and other liabilities	239,790	135,695

Net cash used in operating activities	(54,394)	(2,068,476)

Cash flows from financing activities:
Borrowings on revolving credit facility	40,900,000	5,000,000
Repayment of borrowings on revolving credit facility	(40,600,000)	(17,000,000)
Repurchased shares (held in Treasury Stock)	—	(2,003,908)
Distributions to stockholders (net of stock issued under dividend reinvestment plan of $85,525 and $77,398, respectively)	(1,342,298)	(1,527,514)

Net cash used in financing activities	(1,042,298)	(15,531,422)

Net decrease in cash during the period	(1,096,692)	(17,599,898)

Cash at beginning of period	21,847,282	28,775,548

Cash at end of period (1)	$20,750,590	$11,175,650

Non-cash operating activities:
Regional Engine Leasing, LLC payoff received subsequent to March 31, 2020	$2,196,600	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$85,525	$77,398

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$805,441	$552,525
Cash paid during the period for taxes	$13,610	$12,772

(1) Consists of cash and restricted cash of $285,647 and $20,464,943, respectively, at March 31, 2020, and $9,913,316 and $1,262,334, respectively at March 31, 2019.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of March 31, 2020

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.8%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)		$6,948,018	$6,833,027	$6,661,412
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,948,018	6,833,027	6,661,412

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	173,180
						125,000	173,180

Coastal Screen and Rail, LLC (12.3%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash + 3.50% PIK)		$7,289,547	$7,188,526	$7,289,547
			Senior Secured Revolving Line of Credit, due 07/2022 (9.46%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted common equity)	(6)		150,000	232,000
					7,389,547	7,438,526	7,621,547

CP Holding Co., Inc. (Choice Pet) (3.6%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,224,812
					2,899,852	3,098,300	2,224,812

Deluxe Entertainment Services Group Inc.(2.5%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 9/2024 (9.95%, LIBOR + 6.00% + 2.50% PIK)		516,340	516,340	516,340
			Common Equity (0.63% fully diluted common equity			2,056,418	1,051,339
					516,340	2,572,758	1,567,679

Flavors Holdings, Inc. (6.2%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.45%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,953,422	3,810,000
					4,000,000	3,953,422	3,810,000

General Nutrition Centers, Inc. (5.2%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 05/2020 (10.12%; LIBOR + 8.75%; ABR + 7.75%)		4,213,751	4,125,619	3,202,450
					4,213,751	4,125,619	3,202,450

GK Holdings, Inc. (2.6%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (11.70%; 3M LIBOR + 10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,972,406	1,590,000
					3,000,000	2,972,406	1,590,000

KC Engineering & Construction Services, LLC (3.1%)*	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		875,030	1,942,265
						875,030	1,942,265

Peerless Media, LLC (7.0%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		4,346,889	4,313,881	4,346,889
					4,346,889	4,313,881	4,346,889

ProAir Holdings Corporation (11.6%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)	(11)	7,500,000	7,424,544	7,151,000
					7,500,000	7,424,544	7,151,000

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Safety Services Acquisition Corp. (7.3%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.25%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor)	(5)	4,375,000	4,371,255	4,375,000
	04/2012		Series A Preferred Stock (0.57% fully diluted common equity)			100,000	143,376
					4,375,000	4,471,255	4,518,376

Surge Busy Bee Holdings, LLC (12.9%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.99%; 1M LIBOR + 11.00%)		3,987,500	3,869,959	3,817,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash + 2.00% PIK)		3,793,646	3,703,410	3,607,000
			Senior Secured Revolving Line of Credit, due 11/2021 (8.99%; 1M LIBOR + 8.00%)	(4)	300,000	300,000	299,500
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	221,000
					8,081,146	8,026,319	7,945,000

Water-Land Manufacturing & Supply, LLC (4.0%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,463,742	2,491,000
					2,500,000	2,463,742	2,491,000

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$55,770,543	$58,893,829	$55,245,610

Affiliate Investments
Flight Lease XII, LLC (0.6%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		389,757	345,980
						389,757	345,980

Kleen-Tech Acquisition, LLC (11.5%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (12.00%)	(5)	7,056,707	6,801,725	6,700,323
			Senior Secured Revolving Line of Credit, due 05/2022 (10.00%)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	201,474
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	199,962
					7,056,707	7,238,695	7,101,759

National Program Management & Project Controls, LLC (17.6%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25%)	(4)	5,531,972	5,457,723	5,531,972
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	5,335,643
					5,531,972	8,248,964	10,867,615

Northeast Metal Works, LLC (17.4%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash + 4.00% PIK)		13,254,163	13,251,325	10,716,547
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6)		1,515,520	—
					13,254,163	14,766,845	10,716,547

Slappey Communications, LLC (13.0%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)		7,960,078	7,818,664	7,810,826
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(4)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(6)		200,000	217,000
					7,960,078	8,018,664	8,027,826

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value

Surge Hippodrome Holdings LLC (8.5%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,143,844	4,975,425
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	148,488
			Common Equity Warrants (9.50% fully diluted common equity)	(6)		237,579	112,896
					5,460,000	5,741,423	5,236,809

V-Tek, Inc. (7.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (12.63%; 3M LIBOR + 11.00%)		3,237,500	3,197,071	2,955,000
			Senior Secured Revolving Line of Credit, due 03/2021 (8.13%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,511,500
			Common Stock (8.98% fully diluted common equity)	(6)		150,000	116,000
					4,773,597	4,883,168	4,582,500
Subtotal Affiliate Investments					$44,036,517	$49,287,516	$46,879,036

Control Investments
Flight Lease VII, LLC (0.7%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(9)		$412,500	$412,500
						412,500	412,500

Infinite Care, LLC (13.7%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,797,550
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,506,271	4,369,000	4,501,000
			Membership Interest (100% membership interests)	(6) (7)		5,949,000	234,000
					9,246,555	13,695,702	8,532,550
Subtotal Control Investments					$9,246,555	$14,108,202	$8,945,050

Total Investments at 3/31/20 (179.8%) *					$109,053,615	$122,289,547	$111,069,696

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on March 31, 2020 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the accompanying Notes to the Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(7)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of March 31, 2020. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018, 2019, and through March 31, 2020. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements for summarized financial information for ICC for the three months ended March 31, 2020 and March 31, 2019.

(8)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 2.8% of the Company's total assets as of March 31, 2020.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	This portfolio company failed to make its contractual deferred interest payment on July 23, 2018 and partially paid its December 31, 2018 contractual current interest payment and failed to make any contractual interest payments throughout 2019 and through March 31, 2020. As such, this loan is on non-accrual status as of March 31, 2020.
(11)	This portfolio company failed to make its contractual interest payment due for March 2020. The Company is in the process of negotiating an amendment to the existing junior secured term loan. Due to the portfolio company's liquidity issues at March 31, 2020 and the uncertainty surrounding future interest payments, the Company placed this portfolio company on non-accrual status as of March 31, 2020.
(12)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(13)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(14)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

As of March 31, 2020, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$85,758,828	$82,199,441	74.0%	133.1%
Junior Secured Debt	20,428,754	17,783,152	16.0%	28.8%
Equity	16,101,965	11,087,103	10.0%	17.9%
Total	$122,289,547	$111,069,696	100.0%	179.8%

The rate type of debt investments at fair value as of March 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$49,214,532	$45,987,779	46.0%	74.5%
Floating Rate	56,973,050	53,994,814	54.0%	87.4%
Total	$106,187,582	$99,982,593	100.0%	161.9%

The industry composition of investments at fair value as of March 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.2%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,079,041	7,012,450	6.3%	11.4%
Capital Equipment	12,307,712	11,733,500	10.6%	19.0%
Construction & Building	15,687,490	18,489,162	16.7%	29.9%
Consumer Goods - Durable	2,463,742	2,491,000	2.2%	4.0%
Environmental Industries	875,030	1,942,265	1.7%	3.1%
Healthcare & Pharmaceuticals	13,695,702	8,532,550	7.7%	13.8%
High Tech Industries	9,805,433	8,251,412	7.4%	13.4%
Media: Advertising, Printing & Publishing	4,438,881	4,520,069	4.1%	7.3%
Media: Diversified & Production	2,572,758	1,567,679	1.4%	2.5%
Metals & Mining	14,766,845	10,716,547	9.7%	17.4%
Retailer	3,098,300	2,224,812	2.0%	3.6%
Services: Business	25,477,692	24,801,944	22.3%	40.2%
Telecommunications	8,018,664	8,027,826	7.2%	13.0%
Total	$122,289,547	$111,069,696	100.0%	179.8%

The geographic concentrations at fair value as of March 31, 2020 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$48,068,570	$44,005,070	39.6%	71.2%
Northeast	44,225,809	37,482,507	33.8%	60.7%
South	22,570,624	22,431,119	20.2%	36.3%
Midwest	7,424,544	7,151,000	6.4%	11.6%
	$122,289,547	$111,069,696	100.0%	179.8%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.3%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)		$6,974,139	$6,850,952	$6,850,952
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,974,139	6,850,952	6,850,952

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	183,800
						125,000	183,800

Coastal Screen and Rail, LLC (11.4%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash plus 3.50% PIK)		$7,225,434	$7,116,020	$7,143,830
			Senior Secured Revolving Line of Credit, due 07/2022 (9.95%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted common equity)	(6)		150,000	367,000
					7,325,434	7,366,020	7,610,830

CP Holding Co., Inc. (Choice Pet) (3.3%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,233,000
					2,899,852	3,098,300	2,233,000

Deluxe Entertainment Services Group Inc. (2.9%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 09/2024 (10.44%; LIBOR + 6.00% plus 2.50% PIK)	(15)	513,098	513,098	513,098
			Common Equity (0.63% fully diluted common equity)	(15)		2,056,418	1,440,739
					513,098	2,569,516	1,953,837

Flavors Holdings, Inc. (5.7%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.94%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,946,828	3,775,000
					4,000,000	3,946,828	3,775,000

General Nutrition Centers, Inc. (6.2%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (10.58%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,216,840	4,137,514
					4,326,812	4,216,840	4,137,514

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.19%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,968,933	2,246,250
					3,000,000	2,968,933	2,246,250

KC Engineering & Construction Services, LLC (3.6%)*	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		675,030	2,373,686
						675,030	2,373,686

Peerless Media, LLC (6.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor plus 0.50% PIK)		4,552,922	4,517,569	4,552,922
					4,552,922	4,517,569	4,552,922

ProAir Holdings Corporation (11.2%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)		7,500,000	7,424,544	7,500,000
					7,500,000	7,424,544	7,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value

Regional Engine Leasing, LLC (3.5%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,352,247	2,346,042	2,352,247
			Residual Value	(3)		102,421	—
					2,352,247	2,448,463	2,352,247

Safety Services Acquisition Corp. (7.0%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.00%; 3M LIBOR + 8.00% with a 1.00% floor)	(5)	4,468,750	4,463,773	4,468,750
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	185,768
					4,468,750	4,563,773	4,654,518

Surge Busy Bee Holdings, LLC (12.1%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.80%; 1M LIBOR + 11.00%)		4,081,250	3,953,009	3,940,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash plus 2.00% PIK)		3,774,563	3,690,463	3,611,000
			Senior Secured Revolving Line of Credit, due 11/2021 (9.80%; 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	357,500
					8,005,813	7,946,422	8,059,000

Water-Land Manufacturing & Supply, LLC (3.7%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,461,480	2,490,000
					2,500,000	2,461,480	2,490,000

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,419,067	$61,379,670	$60,973,556

Affiliate Investments
Flight Lease XII, LLC (0.5%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		389,757	345,980
					—	389,757	345,980

Kleen-Tech Acquisition, LLC (11.0%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)		7,131,721	6,850,998	6,819,708
			Senior Secured Revolving line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	274,136
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	275,104
					7,131,721	7,287,968	7,368,948

National Program Management & Project Controls, LLC (15.5%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(4)	5,566,764	5,487,512	5,566,763
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	4,799,331
					5,566,764	8,278,753	10,366,094

Northeast Metal Works, LLC (17.3%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(11)	13,121,048	13,115,448	11,596,969
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					13,121,048	14,630,968	11,596,969

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Slappey Communications, LLC (10.6%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)		6,845,352	6,718,056	6,828,238
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(4)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(6)		200,000	227,035
					6,845,352	6,918,056	7,055,273

Surge Hippodrome Holdings, LLC (8.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,131,294	5,131,294
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	360,000
			Common Equity Interest (9.50% fully diluted common equity)	(6)		237,579	237,579
					5,460,000	5,728,873	5,728,873

V-Tek, Inc. (7.4%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)		3,237,500	3,191,361	3,175,500
			Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Stock (8.98% fully diluted common equity)	(6)		150,000	257,500
					4,773,597	4,877,458	4,969,097
Subtotal Affiliate Investments					$42,898,482	$48,111,833	$47,431,234

Control Investments
Flight Lease VII, LLC (0.6%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$412,500	$412,500
					—	412,500	412,500

Infinite Care, LLC (12.0%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,783,600
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,356,271	4,219,000	4,208,500
			Membership Interest (100% membership interests)	(6) (7)		5,949,000	—
					9,096,555	13,545,702	7,992,100
Subtotal Control Investments					$9,096,555	$13,958,202	$8,404,600

Total Investments at 12/31/19 (174.9%) *					$110,414,104	$123,449,705	$116,809,390
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.

(7)	ICC is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 13 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for summarized balance sheets for ICC as of December 31, 2019 and December 31, 2018 and summarized income statements for the years ending December 31, 2019, December 31, 2018, and December 31, 2017.
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
(12)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for more information.
(13)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(14)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

(15)	On November 6, 2019, the Company's investment in Deluxe Entertainment Services Group Inc. ("Deluxe") was restructured whereby the Company's $5.4 million of debt at par value was deemed extinguished and in return the Company received its pro-rata share of a new second lien term loan with a par value of $0.5 million and 0.63% ownership in the common equity of a newly formed holding company, DESG Intermediate II Inc. ("DESG"). As a result of this transaction, the Company recorded a realized loss of $2.4 million, which is presented in the net realized gains (losses) - non-affiliated/non-control investments balance on the Consolidated Statement of Operations included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019.

As of December 31, 2019, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$87,032,136	$85,954,384	73.6%	128.7%
Junior Secured Debt	20,413,183	18,757,348	16.0%	28.1%
Equity	16,004,386	12,097,658	10.4%	18.1%
Total	$123,449,705	$116,809,390	100.0%	174.9%

The rate type of debt investments at fair value as of December 31, 2019 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$51,238,518	$49,248,854	47.0%	73.7%
Floating Rate	56,206,802	55,462,878	53.0%	83.1%
Total	$107,445,320	$104,711,732	100.0%	156.8%

The industry composition of investments at fair value as of December 31, 2019 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$3,250,719	$3,110,727	2.7%	4.7%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	8,163,668	7,912,514	6.8%	11.9%
Capital Equipment	12,302,002	12,469,097	10.7%	18.7%
Construction & Building	15,644,773	17,976,924	15.4%	26.9%
Consumer Goods - Durable	2,461,480	2,490,000	2.1%	3.7%
Environmental Industries	675,030	2,373,686	2.0%	3.6%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
High Tech Industries	9,819,886	9,097,202	7.8%	13.6%
Media: Advertising, Printing & Publishing	4,642,569	4,736,722	4.1%	7.1%
Media: Diversified & Production	2,569,516	1,953,837	1.7%	2.9%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Retailer	3,098,300	2,233,000	1.9%	3.3%
Services: Business	25,527,036	25,811,339	22.1%	38.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.5%
Total	$123,449,705	$116,809,390	100.0%	174.9%

The geographic concentrations at fair value as of December 31, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$48,099,122	$44,339,347	38.0%	66.4%
Northeast	44,285,800	40,083,277	34.3%	60.0%
South	23,640,239	24,886,766	21.3%	37.3%
Midwest	7,424,544	7,500,000	6.4%	11.2%
	$123,449,705	$116,809,390	100.0%	174.9%

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

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair statement of the Company's consolidated interim financial statements have been made. Certain prior period amounts have been reclassified to reflect current period classification.

In preparing the consolidated interim financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the Consolidated Statements of Assets and Liabilities and the Consolidated Statements of Operations for the relevant period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted these amendments as currently required and the adoption did not have a material impact on its consolidated financial statements.

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

Restricted Cash

Restricted cash of $20.5 million and $10.6 million as of March 31, 2020 and December 31, 2019, respectively, was held at U.S. Bank, National Association in conjunction with the Company's senior secured revolving credit facility (as amended, the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees and expenses owed under the Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of March 31, 2020, the Company had three portfolio companies with a combined fair value of $17.7 million on non-accrual status. As of December 31, 2019, the Company had two portfolio companies with a combined fair value of $10.2 million on non-accrual status.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.1 million in net realized losses on its investments during the three months ended March 31, 2020 and $35,410 of net realized gains on its investments during the three months ended March 31, 2019.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $4.6 million in net change in unrealized depreciation during the three months ended March 31, 2020 and $0.7 million in net change in unrealized depreciation during the three months ended March 31, 2019.

 Classification of Portfolio Companies

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See table below for a breakdown of the Company's portfolio companies by classification at March 31, 2020 and December 31, 2019, respectively.

	Number of portfolio company investments by classification
	March 31, 2020	December 31, 2019
Non-Control/Non-Affiliated	15	16
Affiliated	7	7
Control	2	2
Total	24	25

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

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's Credit Facility. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2020 and December 31, 2019 was $0.4 million and $0.4 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended March 31, 2020 and March 31, 2019 was $58,005 and $55,011, respectively.

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 2022 Notes (defined below in Note 3), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of March 31, 2020 and December 31, 2019 was $0.6 million and $0.6 million, respectively. Amortization expense of the deferred offering costs was $51,853 and $48,360 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions to stockholders which exceed tax distributable income (tax net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e., return of capital). The determination of the tax attributes of the Company's distributions is made at the end of the year based upon the Company's taxable income for the full year and the distributions paid during the full year. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of the Company's stockholders, unless a stockholder elects to receive cash. As a result, if the board of directors authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company's common stock, rather than receiving the cash distribution.

During the three months ended March 31, 2020 and March 31, 2019, the Company paid distributions totaling $0.24 and $0.255 per share, respectively.

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

One of the Company's wholly-owned taxable subsidiaries,, HCAP Equity Holdings LLC, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of HCAP Equity Holdings LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. HCAP Equity Holdings LLC is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of interests in portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During both the three months ended March 31, 2020 and 2019, the Company did not incur any deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during the three months ended March 31, 2020 and 2019.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2020. The Company is not currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2016-2019 for the Company remain subject to examination by the IRS. The state tax years 2014-2019 for the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2020. The Company did not incur an excise tax expense for the year ended December 31, 2019.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	March 31, 2020	December 31, 2019
Revolving line of credit	$44,000,000	$43,700,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$72,750,000	$72,450,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of March 31, 2020 were 5.3% and 1.9 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2019 was 5.4% and 2.2 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement (as amended, restated and modified from time to time, the "Loan and Security Agreement") with CapitalSource Bank (now Pacific Western Bank following a merger), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with its $55.0 million Credit Facility. The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million.

Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
The Credit Facility, among other things, (i) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (ii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1; and (iii) provides for a minimum utilization fee during the revolving period of 2.50% payable on unused commitments below $16.5 million at any time that the Company's unsecured longer-term indebtedness exceeds $30 million. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt-service coverage ratio, a minimum liquidity covenant, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of any event of default, (i) the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent and (ii) the Company will be prohibited from repurchasing shares of its common stock and declaring and paying any distribution or dividend except to the extent necessary for the Company to maintain its eligibility to qualify as a RIC under Subchapter M of the Code.
The revolving period for the Credit Facility was scheduled to expire on April 30, 2020. The maturity date under the Credit Facility is the earlier of (x) October 30, 2021, or (y) the date that is six months prior to the maturity of any of the Company's outstanding unsecured long-term indebtedness. Based on the Company's outstanding 2022 Notes (defined below) that mature on September 15, 2022, the maturity date under the Credit Facility is October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.
In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month is less than 50% of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than 50% of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
As of March 31, 2020 and December 31, 2019 the outstanding balance on the Credit Facility was $44.0 million and $43.7 million, respectively. As of March 31, 2020 and December 31, 2019, the Company was in compliance with the covenants under the Credit Facility.
See "Note 13. Subsequent Events" for more information regarding the Credit Facility.
2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of March 31, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains certain covenants, including covenants (i) prohibiting the Company’s issuance of any senior securities unless, immediately after such issuance, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”)); (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of its common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of March 31, 2020 and December 31, 2019 , the Company was in compliance with the covenants under the 2022 Notes Indenture.

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
As of March 31, 2020 and December 31, 2019, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $72.8 million and $72.5 million, respectively, and as of March 31, 2020, and December 31, 2019, the Company's asset coverage, as defined in the 1940 Act, was 185% and 192%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 42.2% and 40.8% of total principal balance outstanding as of March 31, 2020 and December 31, 2019, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 37.8% and 39.8% of total investment income for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 5. Stockholders' Equity

The following table summarizes the Company's common stock activity for each of the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Shares repurchased	—	$—	(190,761)	$(2,003,907)
Dividends reinvested	12,625	85,538	7,722	77,398
Total	12,625	$85,538	(183,039)	$(1,926,509)

As of March 31, 2020 and 2019, the Company had no dilutive securities outstanding.

On November 1, 2018, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on April 4, 2019, as the Company had purchased the maximum of 250,000 shares for an aggregate purchase price of $2.6 million.

During the three months ended March 31, 2020 the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2019, the Company repurchased 190,761 shares of its common stock at an average price of $10.50 per share, for an aggregate purchase price of $2.0 million.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker "HCAPZ". As of March 31, 2020 and December 31, 2019, the fair value of the 2022 Notes was $20.7 million and $29.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective dates.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of March 31, 2020 and December 31, 2019 was $44.0 million and $43.7 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2020 and December 31, 2019, unfunded commitments totaled $3.0 million and $3.1 million, respectively, and if funded, their estimated fair values on such dates were $2.9 million and $3.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

	Fair Values as of March 31, 2020
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$82,199,441	$82,199,441
Junior Secured	—	—	17,783,152	17,783,152
Equity and Equity Related Securities	—	—	11,087,103	11,087,103
	$—	$—	$111,069,696	$111,069,696

	Fair Values as of December 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$85,954,384	$85,954,384
Junior Secured	—	—	18,757,348	18,757,348
Equity and Equity Related Securities	—	—	12,097,658	12,097,658
	$—	$—	$116,809,390	$116,809,390

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2020 and December 31, 2019, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2020	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$82,199,441	Bond Yield	Risk adjusted discount factor	8.0% - 30.0%	16.1%

		Market	EBITDA multiple	3.5x - 9.0x	5.7x

		Market	Revenue multiple	3.8x - 3.8x	3.8x

		Income	Weighted average cost of capital	3.5% - 24.6%	13.8%

Junior Secured	$17,783,152	Market	EBITDA multiple	4.5x - 13.0x	7.0x

		Market	Revenue multiple	0.4x - 0.4x	0.4x

		Income	Weighted average cost of capital	13.0% - 32.5%	18.7%

Equity and Equity Related Securities	$11,087,103	Market	EBITDA multiple	3.5x - 13.0x	8.6x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	11.9% - 11.9%	11.9%

Type of Investment	Fair Value at December 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$85,954,384	Bond Yield	Risk adjusted discount factor	8.0% - 31.8%	17.6%

		Market	EBITDA multiple	3.8x - 12.0x	10.1x

		Market	Revenue multiple	3.3x - 3.3x	3.3x

		Income	Weighted average cost of capital	3.5% - 30.0%	13.2%

Junior Secured	$18,757,348	Bond Yield	Risk adjusted discount factor	27.5% - 27.5%	27.5%

		Market	EBITDA multiple	5.0x - 7.8x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.0% - 32.5%	16.7%

Equity and Equity Related Securities	$12,097,658	Market	EBITDA multiple	5.0x - 12.0x	7.4x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

(2)	The weighted average is calculated in two parts. First, the Company calculates each portfolio company's unobservable input weight by multiplying an individual portfolio company's unobservable input by its fair value and dividing by the total fair value of each portfolio company that utilizes that unobservable input. Then, the Company totals each portfolio company's weight that utilizes that specific unobservable input to calculate the weighted average.
(3)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended March 31, 2020 and March 31, 2019. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur :

	Three Months Ended March 31, 2020
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of March 31, 2020

Fair value of portfolio, beginning of period	$85,954,384	$18,757,348	$12,097,658	$116,809,390
New/Add-on investments/principal increases	1,405,000	—	200,000	1,605,000
Principal payments received/principal reductions	(3,042,841)	—	—	(3,042,841)
Sales of investments	—	—	—	—
Loan origination fees received	(34,600)	—	—	(34,600)
Payment-in-kind interest earned	261,719	3,243	—	264,962
Accretion of deferred loan origination fees/discounts	137,414	12,328	—	149,742
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	—	(102,420)	(102,420)
Change in unrealized appreciation (depreciation) on investments	(2,481,635)	(989,767)	(1,108,135)	(4,579,537)
Fair value of portfolio, end of period	$82,199,441	$17,783,152	$11,087,103	$111,069,696
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2020	$(2,475,431)	$(989,767)	$(1,210,556)	$(4,675,754)

	Three Months Ended March 31, 2019
	Senior Secured(1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of March 31, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	15,795,463	—	158,251	15,953,714
Principal payments received/principal reductions	(3,106,750)	(7,654,148)	(230,116)	(10,991,014)
Sales of investments	—	—	—	—
Loan origination fees received	(826,940)	—	—	(826,940)
Payment-in-kind interest earned	206,577	56	—	206,633
Accretion of deferred loan origination fees/discounts	154,860	93,384	—	248,244
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	—	(34,570)	(34,570)
Change in unrealized appreciation (depreciation) on investments	(75,476)	(70,716)	(590,493)	(736,685)
Fair value of portfolio, end of period	$66,756,831	$25,600,000	$6,376,413	$98,733,244
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2019	$(75,476)	$(4,349)	$(548,489)	$(628,314)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2020 and March 31, 2019.

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

Management fee expense for the three months ended March 31, 2020 and March 31, 2019 totaled $0.6 million and $0.5 million, respectively.

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

The Company did not incur an income-based incentive fee for either of the three months ended March 31, 2020 or March 31, 2019.

The second part of the incentive fee is calculated and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and management agreement, as of the termination date) and equals 20% of the aggregate realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded a net change in unrealized depreciation of $4.6 million for the three months ended March 31, 2020 and a net change in unrealized depreciation of $0.7 million for the three months ended March 31, 2019. The Company recorded net realized losses of $0.1 million for the three months ended March 31, 2020 and net realized gains of $35,410 for the three months ended March 31, 2019. The Company did not incur a capital gains incentive fee for either of the three months ended March 31, 2020 or March 31, 2019.

Total base management fees and incentive fees expense was $0.6 million and $0.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Total accrued base management fees and incentive management fees payable were $0.6 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively.

Administrative Services Expense

HCAP Advisors also serves as the Company's administrator pursuant to an administration agreement. Under the administration agreement, HCAP Advisors provides administrative services to the Company and furnishes the Company with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. In full consideration of the provision of the services of HCAP Advisors, the Company reimburses HCAP Advisors for the costs and expenses incurred by HCAP Advisors in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. HCAP Advisors agreed to cap the amounts payable by the Company under the administration agreement to $1.4 million during each of the 2020 and 2019 fiscal years.

Total administrative services expense was $0.4 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Accrued administrative services fees were $0.4 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.

Co-investment Transactions with Affiliates

On December 10, 2015, the Company received co-investment exemptive relief under the 1940 Act from the SEC (the "Exemptive Relief") permitting the Company greater flexibility to negotiate the terms of co-investments with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with the Company's investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the Exemptive Relief). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the proposed transaction is consistent with the interests of the Company's stockholders and is consistent with the Company's investment objectives and strategies.

In February 2019, in accordance with the Exemptive Relief, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. The revolving line of credit was subsequently cancelled. As of March 31, 2020, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.3 million senior secured term loan. As of December 31, 2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.6 million senior secured term loan.

Note 8. Commitments and Contingencies

At March 31, 2020, the Company had a total of $3.0 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans for seven of the Company’s debt investments. As of December 31, 2019, the Company had a total of $3.1 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans on seven of the Company’s debt investments. The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Back Porch International, Inc.	$500,000	$479,375	$500,000	$491,168
Coastal Screen and Rail, LLC	850,000	850,000	850,000	850,000
Kleen-Tech Acquisition, LLC	400,000	379,799	400,000	382,500
National Program Management & Project Controls, LLC	100,000	100,000	100,000	100,000
Slappey Communications, LLC	500,000	490,625	500,000	498,750
Surge Busy Bee Holdings, LLC	150,000	149,750	300,000	300,000
V-Tek, Inc.	463,903	456,474	463,903	463,903
	$2,963,903	$2,906,023	$3,113,903	$3,086,321

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

Note 9. Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of March 31, 2020 or March 31, 2019 because there were no dilutive securities outstanding.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2020	2019
Net increase (decrease) in net assets resulting from operations	$(3,677,294)	$60,995
Weighted average shares outstanding (basic and diluted)	5,949,548	6,302,724
Net increase (decrease) in net assets resulting from operations per share	$(0.62)	$0.01

Note 10. Income Tax

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company did not incur an excise tax for calendar year 2019.

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes of approximately $0.6 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of March 31, 2020 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which are estimated to be approximately $0.6 million as of March 31, 2020, resulting from a net operating loss carry forward and deferred taxes on net unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Per share data:
Net asset value at beginning of period	$11.23	$12.30
Net investment income (1)	0.17	0.12
Realized gains (losses) on investments (1)	(0.01)	0.01
Net change in unrealized depreciation on investments (1)	(0.78)	(0.12)
Net increase in net assets from operations (1)	(0.62)	0.01
Distributions (2)	(0.24)	(0.26)
Total distributions	(0.24)	(0.26)
Effect of shares repurchased / issued	—	0.06
Net asset value at end of period	$10.37	$12.11
Net assets at end of period	61,761,890	74,925,538
Shares outstanding at end of period	5,958,479	6,189,542
Weighted average shares outstanding (basic and diluted)	5,949,548	6,302,724
Per share closing price at end of period	$4.97	$10.44
Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	(4.35)%	0.98%
Total investment return (not annualized) (4)	(41.3)%	6.55%
Average Net Assets	$64,271,686	$76,660,751
Ratio of expenses to average net assets (annualized)	14.30%	11.88%
Ratio of net investment income to average net assets (annualized)	6.15%	3.98%
Portfolio Turnover Ratio	1.35%	14.42%
Asset Coverage Ratio	185%	322%

(1)	Based on weighted average number of common shares outstanding for the period.

(2)	Distributions for the three months ended March 31, 2020 exceeded net investment income in the amount of $439,166 and distributions for the three months ended March 31, 2019 exceeded net investment income in the amount of $842,642. See "Dividends and Distributions" in Note 2.
(3)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(4)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

Note 12. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the three months ended March 31, 2020. The financial information presented below includes a summarized income statement for Infinite Care, LLC, for each of the three months ended March 31, 2020 and March 31, 2019.

Income Statement - Infinite Care, LLC	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net sales	$4,284,953	$4,222,044
Cost of goods sold	3,358,572	3,069,129
Gross profit	926,381	1,152,915
Operating expenses	998,939	1,101,435
Income from operations	(72,558)	51,480
Other expenses, net	(247,345)	(137,960)
Net loss	$(319,903)	$(86,480)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated interim financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020, except as discussed below.

On April 13, 2020, in light of the economic and financial disruptions caused by the COVID-19 pandemic, the Company's board of directors announced its decision to defer the record date and payment of its previously announced distributions of $0.08 per share payable on each of April 30, 2020 and May 28, 2020 until such later time as the board of directors determines is prudent in light of the Company's capital needs and contractual obligations, and in the best interests of the Company and its stockholders. The board of directors has also determined to suspend the declaration of any future dividends until further notice.

The revolving period under the Credit Facility ended on April 30, 2020 and, as a result, the Company is no longer able to borrow additional amounts under the Credit Facility. The Company is currently in negotiations with the lenders to extend the revolving period from April 30, 2020 to July 31, 2020 or some other date, but there is no assurance that the lenders will agree to do so or of any timing thereof.

In the event that the lenders do not agree to extend the Credit Facility’s revolving period, the amortization period will be deemed to have commenced starting on May 1, 2020. During the amortization period, the limit on the Company’s debt service coverage ratio under the Credit Facility decreases to 1.25 to 1.00 as of the end of any quarter, from 1.40 to 1.00 as of the end of any quarter during the revolving period. In addition, the Company is required during the amortization period to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following April 30, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.125 million for each of the succeeding two full calendar quarters until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections the Company receives from its portfolio companies must generally be paid to the lenders to pay down the Company’s obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds the Company receives from the sale or issuance of its equity or debt securities during the amortization period must generally be applied to the prepayment of the Company’s obligations under the Credit Facility.

In addition, subsequent to March 31, 2020, the COVID-19 pandemic and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company's portfolio companies and has adversely affected, and threatens to continue to adversely affect, the respective operations of the Company and HCAP Advisors. Given the dynamic nature of this situation, the Company cannot reasonably estimate the full impact of COVID-19 on its financial condition, results of operations, or cash flows in the future. However, the Company does expect that it could have a material adverse impact on future net investment income, the fair value of portfolio investments, and the results of operations and financial condition of the Company and its portfolio companies.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended March 31, 2020

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2020 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$—	$—	$—	$412,500	$—	$—	$412,500

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (13)	—	13,950	—	3,783,600	13,950	—	3,797,550

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8)	—	142,500	—	4,208,500	292,500	—	4,501,000

	Membership Interest (100% membership interests)	(7) (8)	—	234,000	—	—	234,000	—	234,000

Total More Than 25% Owned Portfolio Companies			$—	$390,450	$—	$8,404,600	$540,450	$—	$8,945,050

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$—	$—	$—	$345,980	$—	$—	$345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (12.00%)	(16)	—	(70,112)	266,717	6,819,708	38,227	(157,612)	6,700,323

	Senior Secured Revolving Line of Credit, due 05/2022 (10.00%)	(6)	—	—	506	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	(72,663)	—	274,136	—	(72,662)	201,474

	Common Equity Warrants (8.50% fully diluted common equity)	(7)	—	(75,143)	—	275,104	—	(75,142)	199,962

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2020 Value

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25%)	(15)	—	(5,003)	144,833	5,566,763	5,003	(39,794)	5,531,972

	Class A Membership Interest (5.10% fully diluted common equity)	(7)	—	536,313	—	4,799,331	536,312	—	5,335,643

Northeast Metal Works LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash + 4.00% PIK)	(14)	—	(1,016,299)	501,946	11,596,969	135,877	(1,016,299)	10,716,547

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(17)	—	(118,020)	260,228	6,828,238	1,100,608	(118,020)	7,810,826

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(6)	—	—	632	—	—	—	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(7)	—	(10,035)	—	227,035	—	(10,035)	217,000

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(16)	—	(168,419)	198,873	5,131,294	12,550	(168,419)	4,975,425

	Common Equity Interest (10.10% fully diluted common equity)	(7)	—	(211,512)	—	360,000	—	(211,512)	148,488

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	(124,683)	—	237,579	—	(124,683)	112,896

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (12.63%; 3M LIBOR + 11.00%)	(12)	—	(226,210)	110,760	3,175,500	5,710	(226,210)	2,955,000

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2020 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (8.13%; 3M LIBOR + 6.50%)	(6)	—	(24,597)	32,370	1,536,097	—	(24,597)	1,511,500

	Common Stock (8.98% fully diluted common equity)	(7)	—	(141,500)	—	257,500	—	(141,500)	116,000

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$—	$(1,727,883)	$1,516,865	$47,431,234	$1,834,287	$(2,386,485)	$46,879,036

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from a new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at March 31, 2020.
(7)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 2.8% of the Company's total assets as of March 31, 2020.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Construction & Building
(16)	Industry: Services: Business
(17)	Industry: Telecommunications
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.

As of March 31, 2020, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$50,953,151	$48,500,143	43.7%	78.5%
Equity	12,442,567	7,323,943	6.6%	11.9%
Total	$63,395,718	$55,824,086	50.3%	90.4%

The rate type of affiliate debt investments at fair value as of March 31, 2020 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,799,752	$25,715,420	23.2%	41.6%
Floating Rate	23,153,399	22,784,723	20.5%	36.9%
Total	$50,953,151	$48,500,143	43.7%	78.5%

The industry composition of affiliate investments at fair value as of March 31, 2020 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.2%
Capital Equipment	4,883,168	4,582,500	4.1%	7.4%
Construction & Building	8,248,964	10,867,615	9.8%	17.6%
Healthcare & Pharmaceuticals	13,695,702	8,532,550	7.7%	13.8%
Metals & Mining	14,766,845	10,716,547	9.7%	17.4%
Services: Business	12,980,118	12,338,568	11.1%	20.0%
Telecommunications	8,018,664	8,027,826	7.2%	13.0%
Total	$63,395,718	$55,824,086	50.3%	90.4%

The geographic concentrations of affiliate investments at fair value as of March 31, 2020 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$34,066,529	$31,084,424	28.0%	50.3%
South	8,820,921	8,786,306	7.9%	14.2%
Northeast	20,508,268	15,953,356	14.4%	25.9%
Total	$63,395,718	$55,824,086	50.3%	90.4%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (12)	$(271,811)	$—	$—	$684,311	$—	$(271,811)	$412,500

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (14)	—	(164,400)	—	3,948,000	98,949	(263,349)	3,783,600

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8)	—	(7,500)	—	3,716,000	637,271	(144,771)	4,208,500

	Membership Interest (100% membership interests)	(7) (12)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(271,811)	$(471,900)	$—	$8,348,311	$1,036,220	$(979,931)	$8,404,600

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (12)	$—	$(290,020)	$140,028	$636,000	$—	$(290,020)	$345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)	(17)	—	(31,290)	702,214	—	7,055,165	(235,457)	6,819,708

	Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(6)	—	—	1,189	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	24,136	—	—	274,136	—	274,136

	Common Equity Warrants (8.50% fully diluted common equity)	(7)	—	88,135	—	—	275,104	—	275,104

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(16)	—	8,305	876,031	6,911,000	26,679	(1,370,916)	5,566,763

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value

	Class A Membership Interest (5.10% fully diluted common equity)	(7) (10)	—	1,645,922	—	973,500	3,825,831	—	4,799,331

Northeast Metal Works, LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(15) (22)	—	(1,324,367)	1,788,632	10,223,500	2,697,836	(1,324,367)	11,596,969

	Revolving Line of Credit, due 12/2019	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(18)	—	110,182	503,510	—	6,828,238	—	6,828,238

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(6)	—	—	1,493	—	—	—	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity	(7)	—	27,035	—	—	227,035	—	227,035

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(17)	—	—	334,580	—	5,131,294	—	5,131,294

	Common Equity Interest (10.10% fully diluted common equity)	(7)	—	—	—	—	360,000	—	360,000

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	—	—	—	237,579	—	237,579

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)	(13)	—	(14,714)	480,646	3,341,000	24,214	(189,714)	3,175,500

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(6)	—	—	138,062	1,336,097	200,000	—	1,536,097

	Common Stock (8.98% fully diluted common equity)	(7)	—	69,000	—	188,500	69,000	—	257,500

Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$394,824	$5,055,135	$25,107,097	$27,335,361	$(5,011,224)	$47,431,234

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2019.
(7)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in ICC into shares of ICC's membership interests.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	During the year ended December 31, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.
(11)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of December 31, 2019.
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for more information.
(21)	The Company exited this investment in 2019.
(22)	On May 22, 2019, Northeast Metal Works, LLC ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender through the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date on which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of Northeast Metal Works. As a result, the Company reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750. On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to payoff the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

As of December 31, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$49,627,468	$48,646,669	41.6%	72.8%
Equity	12,442,567	7,189,165	6.2%	10.8%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The rate type of affiliate debt investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,563,148	$26,408,777	22.6%	39.5%
Floating Rate	22,064,320	22,237,892	19.0%	33.3%
Total	$49,627,468	$48,646,669	41.6%	72.8%

The industry composition of affiliate investments at fair value as of December 31, 2019 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.1%
Capital Equipment	4,877,458	4,969,097	4.3%	7.4%
Construction & Building	8,278,753	10,366,094	8.9%	15.5%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Services: Business	13,016,841	13,097,821	11.2%	19.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.6%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The geographic concentrations of affiliate investments at fair value as of December 31, 2019 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$33,989,881	$30,696,239	26.3%	46.0%
Northeast	20,359,841	17,325,842	14.8%	25.9%
South	7,720,313	7,813,753	6.7%	11.7%
Total	$62,070,035	$55,835,834	47.8%	83.6%

See accompanying notes to unaudited consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan,” variations of such words, and similar expressions.

Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements, and future results could differ materially from historical performance, for any reason, including the risk factors discussed in this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to:

•the performance of our existing investments;

•the introduction, withdrawal, success and timing of business initiatives and strategies;

•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus ("COVID-19") pandemic;

•the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak;

•the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;

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

•the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives;

•our regulatory structure and tax status;

•the adequacy of our cash resources and working capital;

•the timing of cash flows, if any, from the operations of our portfolio companies;

•the impact of interest rate volatility on our results, particularly because we use leverage as part of our investment strategy;

•the impact of legislative and regulatory actions and reforms, including in response to the COVID-19 pandemic; and regulatory, supervisory or enforcement actions of government agencies relating to us or our investment adviser;

•our contractual arrangements and relationships with third parties, including but not limited to lenders and investors, including other investors in our portfolio companies;

•our ability to access capital and any future financings by us;

•the ability of our investment adviser to attract and retain highly talented professionals; and

•the impact of changes to tax legislation and, generally, our tax position.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

COVID-19 Update

The COVID-19 pandemic, and the related effects on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors.

We have been monitoring, and continue to monitor, the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, and we have continued to fund existing unfunded revolving lines of credit when requests have been made from our portfolio companies. We may also participate in follow-on investments with respect to existing portfolio companies. Due to the adverse effects of the COVID-19 pandemic on our operations and our liquidity, we have decided to temporarily cease to make and originate new investments. We will decide to resume to make and originate new investments when we believe it is prudent in light of our capital needs and contractual obligations, and in the best interests of us and our stockholders.

Neither our management nor our board of directors can predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic impact, and we cannot predict the extent and duration of various travel restrictions, business closures and other quarantine measures imposed by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain of our portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. This risk is amplified with respect to portfolio companies operating in certain industries, such as aerospace and defense, beverage, food and tobacco, construction and building, consumer goods, retail, business services and others. Some of our portfolio companies have already taken steps to reduce operating expenses, such as significantly curtailing business operations, reducing headcounts and/or deferring capital expenditures, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, which decrease could be material. To mitigate these risks, a majority of our portfolio companies have applied for and received approval for loans under the U.S. Small Business Administration's ("SBA") Paycheck Protection Program ("PPP Loan") created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act. Assuming that the PPP Loan proceeds are used to cover certain costs and expenses (e.g. documented payroll, mortgage interest, rent, and utility costs) and certain conditions are met, these PPP Loans could be completely forgiven by the U.S. federal government. Through the date of this filing, fifteen of our portfolio companies have applied for and received approval of PPP Loans totaling $30.3 million. As of March 31, 2020, we had three portfolio companies, with a combined fair value of $17.7 million, on non-accrual status. The effects of the COVID-19 pandemic discussed above increase the risk that we will place additional portfolio investments on non-accrual status in the future.

The COVID-19 pandemic and its effects on our portfolio companies have already had adverse material effects on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. During the three months ended March 31, 2020 we added one additional portfolio company, ProAir Holdings Corporation, to our non-accrual assets. We may need to restructure our investments in some of our portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could result in reduced interest payments, an increase in the amount of “paid-in-kind” or “PIK” interest we receive, and the placement of any such investment on non-accrual status. Certain restructurings of our portfolio investments included in the borrowing base for our Credit Facility or any future credit facility could result in a reduction in any such borrowing base, which may have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing borrowings, including existing borrowings under the Credit Facility and the 2022 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”), and distribution payments to stockholders. As discussed below, under “Financial Condition, Liquidity and Capital Resources,” our board of directors has already taken action to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and has determined to suspend the declaration of any future dividends until further notice. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.

Primarily as a result of the COVID-19 pandemic, we have had a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of March 31, 2020 primarily resulted from the aggregate unrealized depreciation of our investment portfolio due to decreases in the fair value of some of our portfolio company investments, which is primarily the result of the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

As of March 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the Credit Facility contains events of default and cross-default provisions relating to other indebtedness, as well as affirmative and negative covenants, including, among other things: (i) a limit on our senior debt-to-tangible equity ratio of 1.00 to 1.00 at any time; (ii) a limit on our total debt-to-tangible equity ratio of 1.40 to 1.00 at any time; (iii) a limit on our debt service coverage ratio of 1.40 to 1.00 as of the end of any quarter during the revolving period (which ratio is reduced to 1.25 to 1.00 as of the end of any quarter following the end of the revolving period, which was scheduled to end on April 30, 2020); (iv) a requirement that our tangible net worth not be less than $60 million; (v) minimum liquidity; and (vi) maintenance of RIC and BDC status. The 2022 Notes Indenture also contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC), and, (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC).

As of March 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and with the covenants under the terms of the Credit Facility and under the 2022 Notes Indenture. However, any continued increase in unrealized depreciation on our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of (i) triggering the 1940 Act asset coverage covenants under the 2022 Notes Indenture, which would limit our ability to raise debt capital, pay distributions to our stockholders, and repurchase shares of our common stock, (ii) reducing our borrowing base under the Credit Facility or any future facility, and (iii) breaching certain covenants under the Credit Facility, including but not limited to those relating to tangible net worth and debt service coverage ratio. In the event that unrealized depreciation in the fair value of portfolio investments included in the borrowing base of the Credit Facility or any future credit facility or other factors cause our aggregate outstanding borrowings under the Credit Facility or such other credit facility to exceed the applicable borrowing base, we would be required to immediately prepay the lenders an amount equal to such excess amount. If we are unable to remit such payment or we otherwise breach a covenant under the Credit Facility, or are unable to cure any event of default or obtain a waiver from the lenders, the lenders may choose to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests, which comprises all of our assets as of March 31, 2020, and accelerate our repayment obligations under the Credit Facility. Any such event would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. See “Item 1A — “Risk Factors — Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, 54.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), which generally are LIBOR-based. In addition, the Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it could have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies.

Portfolio

Portfolio Composition

As of March 31, 2020, we had $111.1 million (at fair value) invested in 24 portfolio companies. As of March 31, 2020, our portfolio was comprised of approximately 74.0% senior secured debt, 16.0% junior secured debt and 10.0% equity and equity-like investments.

As of December 31, 2019, we had $116.8 million (at fair value) invested in 25 portfolio companies. As of December 31, 2019, our portfolio was comprised of approximately 73.6% senior secured debt, 16.0% junior secured debt and 10.4% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$85,758,828	$82,199,441	$87,032,136	$85,954,384
Junior Secured Debt	20,428,754	17,783,152	20,413,183	18,757,348
Equity	16,101,965	11,087,103	16,004,386	12,097,658
Total Investments	$122,289,547	$111,069,696	$123,449,705	$116,809,390

At March 31, 2020, our average portfolio company debt investment at amortized cost and fair value was approximately $4.2 million and $4.0 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.3 million and $10.7 million, respectively. At December 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.1 million and $11.6 million, respectively.

At March 31, 2020, 54.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 46.0% of our debt investments bore interest at fixed rates. At December 31, 2019, 53.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.0% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of March 31, 2020 and December 31, 2019, was 13.4% and 14.0%, respectively. The weighted average effective yield on the entire portfolio, as of March 31, 2020 and December 31, 2019, was 9.9% and 11.3%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC, CP Holding Co., Inc. (Choice Pet), and ProAir Holdings Corporation were excluded from the calculation as of March 31, 2020 because they were on non-accrual status as of that date. Infinite Care, LLC and CP

Holding Co., Inc. (Choice Pet) were excluded from the calculation as of December 31, 2019 because they were on non-accrual status as of that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three months ended March 31, 2020 and March 31, 2019 is summarized in the table below.

	Three Months Ended March 31,
	2020	2019
PIK, beginning of period	$3,855,222	$3,123,501
Accrual	264,962	206,634
Payments	(17,958)	(42,636)
Write-off	—	—
PIK, end of period	$4,102,226	$3,287,499

Investment Activity

During the three months ended March 31, 2020, we closed $1.3 million of debt investment commitments and $0.2 million of equity investments in three existing portfolio companies. During the three months ended March 31, 2019, we closed $21.0 million of debt investment commitments and $0.2 million of equity investments in five new and two existing portfolio companies.

During the three months ended March 31, 2020, we exited $2.2 million of debt investment commitments and 0.1 million in equity investments in one portfolio company. During the three months ended March 31, 2019, we exited $10.4 million of debt investment commitments, and $0.2 million of equity investments in four portfolio companies.

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

   The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2020			As of December 31, 2019
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$14.2	14.2%	3	$14.6	13.9%	3
2	36.2	36.2%	8	66.1	63.1%	13
3	23.9	23.9%	4	2.2	2.2%	1
4	17.4	17.4%	3	13.8	13.2%	2
5	8.3	8.3%	1	8.0	7.6%	1
	$100.0	100.0%	19	$104.7	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of March 31, 2020, we had three portfolio companies on non-accrual status (our senior secured debt investment in Infinite Care, LLC, our junior secured debt investment in CP Holding Co., Inc. (Choice Pet), and our junior secured debt investment in ProAir Holdings Corporation), which comprised an aggregate of 17.2% of our debt investments at cost. As of December 31, 2019, we had two portfolio companies on non-accrual status (our senior secured debt investment in Infinite Care, LLC and our junior secured debt investment in CP Holdings Co., Inc. (Choice Pet)), which comprised an aggregate of 10.0% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

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

Investment income for the three months ended March 31, 2020 totaled $3.3 million, compared to investment income of $3.0 million for the three months ended March 31, 2019. Investment income for the three months ended March 31, 2020 was comprised of $2.9 million in cash interest, $0.3 million in PIK interest, $0.1 million in fees earned on the investment portfolio, and $6,180 in other income. Investment income for the three months ended March 31, 2019 was comprised of $2.4 million in cash interest, $0.2 million in PIK interest, $0.3 million in fees earned on the investment portfolio, and $0.1 million of other income. The increase in investment income in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily attributable to a larger income-earning portfolio, partially offset by lower weighted average effective yield and the addition of ProAir Holdings Corporation to our non-accrual assets.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors under the investment advisory and management agreement, our allocable portion of overhead expenses and other administrative expenses under the administration agreement with HCAP Advisors and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $2.3 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019. Interest expense increased by $0.3 million to $0.9 million due to a higher average outstanding debt balance during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Professional fees decreased from $0.5 million for the three months ended March 31, 2019 to $0.2 million for the three months ended March 31, 2020 and general and administrative expenses decreased from $0.3 million for the three months ended March 31, 2019 to $0.2 million for the three months ended March 31, 2020. Professional fees and general and administrative expenses decreased as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions.

Base management fees for the three months ended March 31, 2020 were $0.6 million, compared to $0.5 million for the three months ended March 31, 2019. The increase in base management fees is attributable to a larger average amount of gross investments, at fair value, outstanding during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

We did not incur any incentive fees for the three months ended March 31, 2020 or 2019 because our pre-incentive fee net investment income did not exceed the hurdle rate for both periods. We only incur an incentive fee if our pre-incentive fee net investment income return exceeds a 2.0% quarterly (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return failed to meet this hurdle rate for both the three months ended March 31, 2020 and 2019. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Administrative services expense was $0.4 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019.

Net Investment Income

For the three months ended March 31, 2020, net investment income was $1.0 million, compared to $0.8 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020, net investment income per share was $0.17 compared to $0.12 for the three months ended March 31, 2019.

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

We recognized $0.1 million in net realized losses on our investments for the three months ended March 31, 2020, compared to $35,410 of net realized gains on our investments in the three months ended March 31, 2019.

A summary of net realized gains and losses for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Flight Lease VII, LLC (Common Equity Interest)	$—	$(10,890)
Flight Lease XIII, LLC (Common Equity Interest)	—	(23,680)
Fox Rent A Car, Inc. (Common Equity Warrants)	15,994	—
Mercury Network, LLC (Common Equity Units)	—	69,980
Regional Engine Leasing, LLC (Residual Value)	(102,421)	—
Net realized gains (losses)	$(86,427)	$35,410

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $4.6 million for the three months ended March 31, 2020 and $0.7 million for the three months ended March 31, 2019. The increase in net unrealized depreciation between periods is primarily the result of the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

Net Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of $3.7 million for the three months ended March 31, 2020, compared to $0.1 million net increase in net assets resulting from operations for the three months ended March 31, 2019. The change between periods was primarily attributable to an increase in net unrealized depreciation on our investment portfolio, slightly offset by an increase in net investment income.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facility and cash flows from operations, including investment sales and repayments. Our primary use of funds from operations generally includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance any investment activities and for general corporate purposes.

We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Update" above.

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $0.1 million for the three months ended March 31, 2020 and used cash of $2.1 million for the three months ended March 31, 2019, primarily in connection with investment exits, fundings of new investments, interest income received, and proceeds from principal payments.

Our financing activities used cash of $1.0 million for the three months ended March 31, 2020 and used cash of $15.5 million for the three months ended March 31, 2019. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to stockholders and activity on our Credit Facility and, for the 2019 period, repurchases of our common stock.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, for so long as our common stock trades at a price below our net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2020 to date and all of 2019, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we will be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not requested from stockholders.

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

As of March 31, 2020, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $72.8 million, and our asset coverage, as defined in the 1940 Act, was 185%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

On April 8, 2020, in connection with the outbreak of the COVID-19 pandemic, the SEC issued the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, Investment Company Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of the election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.

In particular, election to be subject to Section II of the April 2020 Order would permit us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, would permit us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of any election to be subject to Section II of the April 2020 Order would be to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements, including under the 2022 Notes Indenture, which could result in the Company incurring additional leverage and being subject to the risks associated with additional leverage. As of the date of this filing, our board of directors has no intention to elect to be subject to Section II of the April 2020 Order but will continue to assess its potential benefits to the Company with respect to providing additional flexibility to manage our portfolio and support our portfolio companies during the economic disruption caused by the COVID-19 pandemic.

As of March 31, 2020 and December 31, 2019, we had cash and restricted cash of $20.8 million and $21.8 million, respectively.

Credit Facility

On October 29, 2013, we entered into the Loan and Security Agreement with CapitalSource Bank (now Pacific Western Bank, following a merger), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide us with our $55.0 million Credit Facility. The Credit Facility is secured by all of our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC, and has an accordion feature that allows the size of the facility to increase up to $85.0 million.

Advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.
The Credit Facility, among other things, (i) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (ii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1; and (iii) provides for a minimum utilization fee during the revolving period of 2.50% payable on unused commitments below $16.5 million at any time that our unsecured longer-term indebtedness exceeds $30 million. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum tangible net worth, a minimum debt-service coverage ratio, a minimum liquidity covenant, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of any event of default, (i) our administration agreement could be terminated and a backup administrator could be substituted by the agent, and (ii) we will be prohibited from repurchasing shares of our common stock and declaring and paying any distribution or dividend except to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code.

The revolving period for the Credit Facility was scheduled to expire on April 30, 2020 (please see below for more information). The maturity date under the Credit Facility is October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

In addition, the Credit Facility requires payment of a fee for unused amounts during the revolving period, which fee varies depending on the obligations outstanding as follows: (i) 0.75% per annum, if the average daily principal balance of the obligations outstanding for the prior month is less than 50% of the maximum loan amount; and (ii) 0.50% per annum, if such obligations outstanding are equal to or greater than 50% of the maximum loan amount. In each case, the fee is calculated based on the difference between (i) the maximum loan amount under the Credit Facility and (ii) the average daily principal balance of the obligations outstanding during the prior calendar month.

During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $55.0 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

As of March 31, 2020 and December 31, 2019, the outstanding balance on the Credit Facility was $44.0 million and $43.7 million, respectively.

The revolving period under the Credit Facility ended on April 30, 2020 and, as a result, we are no longer able to borrow additional amounts under the Credit Facility. We are currently in negotiations with the lenders to extend the revolving period from April 30, 2020 to July 31, 2020 or some other date, but there is no assurance that the lenders will agree to do so or of any timing thereof. In the event that the lenders do not agree to extend the Credit Facility’s revolving period, the amortization period will be deemed to have commenced starting on May 1, 2020. See "Recent Developments" below for more information.

2022 Notes

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of 2022 Notes. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds from the issuance of the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of March 31, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. We used the proceeds of the 2022 Notes to redeem our 7.00% Notes due 2020 in full on September 23, 2017.

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

The 2022 Notes Indenture contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); and (iii) requiring us to provide financial information to the holders of the 2022 Notes and the Trustee if we cease to be subject to the reporting requirements of the Exchange Act. These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2020, our only off-balance sheet arrangements consisted of $3.0 million of unfunded revolving lines of credit and delayed draw term loans to seven of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $3.1 million of unfunded revolving lines of credit and delayed draw term loans to seven of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an external independent third-party valuation firm to arrive at what we believe to be reasonable estimates of fair value, whenever available. As of March 31, 2020, our investment portfolio had a fair value of $111.1 million and we recognized $4.6 million of net unrealized depreciation for the three months ended March 31, 2020. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility and in the 2022 Notes Indenture may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility and the 2022 Notes Indenture. For example, upon the occurrence and during the continuation of any event of default under the Credit Facility, we are prohibited under the Loan and Security Agreement from declaring and paying any distribution or dividend, except to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code. We cannot assure stockholders that they will receive any dividends or distributions at a particular level.

In this regard, on March 12, 2020, we announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend) and May 28, 2020 (the "April 2020 Dividend) to record holders as of April 23, 2020 and May 21, 2020, respectively. However, as discussed below under "Recent Developments," our board of directors has decided to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and has determined to suspend the declaration of any future dividends until such later time as our board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among each stockholder electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Recent Developments

On April 13, 2020, in light of the economic and financial disruptions caused by the COVID-19 pandemic, our board of directors announced its decision to defer the record date and payment of each of the previously announced March 2020 Dividend and April 2020 Dividend until such later time as it determines is prudent in light of our capital needs and contractual obligations, and in our and our stockholders’ best interests. Our board of directors has also determined to suspend the declaration of any future dividends until further notice.

The revolving period under the Credit Facility ended on April 30, 2020 and, as a result, we are no longer able to borrow additional amounts under the Credit Facility. We are currently in negotiations with the lenders to extend the revolving period from April 30, 2020 to July 31, 2020 or some other date, but there is no assurance that the lenders will agree to do so or of any timing thereof.

In the event that the lenders do not agree to extend the Credit Facility’s revolving period, the amortization period will be deemed to have commenced starting on May 1, 2020. During the amortization period, the limit on our debt service coverage ratio under the Credit Facility decreases to 1.25 to 1.00 as of the end of any quarter, from 1.40 to 1.00 as of the end of any quarter during the revolving period. In addition, we are required during the amortization period to pay down our principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following April 30, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.125 million for each of the succeeding two full calendar quarters until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections we receive from our portfolio companies must generally be paid to the lenders to pay down our obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds we receive from the sale or issuance of our equity or debt securities during the amortization period must generally be applied to the prepayment of our obligations under the Credit Facility.

In addition, subsequent to March 31, 2020, the COVID-19 pandemic, and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors. Given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it could have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “COVID-19 Update” above for more information.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments or otherwise extend credit to us, any of which may have a material adverse effect on our results of operations and financial condition.

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and our interest expense in connection with our interest-bearing debt and liabilities. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of March 31, 2020, sixteen of our loans, or 54.0% of the fair value of our portfolio, carried interest at floating rates. In addition, advances under the Credit Facility bear interest at a rate per annum to the lesser of (i) the applicable LIBOR plus 3.25% (with a 0.50% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of March 31, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by $0.1 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information provided under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we have identified the following risks and uncertainties that could materially affect our business, financial condition and/or results of operations. You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and those described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and profound. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

We are currently operating in a period of capital markets disruption and economic uncertainty, which could limit our access to capital and result in a decision by lenders, including existing lenders, not to extend credit to us or decline to renew, extend or expand existing credit facilities.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs and may limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or decline to renew, extend or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results, financial condition and the fair values of our investments.

If the current period of capital markets disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Although we have historically paid distributions on a monthly basis to our stockholders, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions going forward. Our ability to pay distributions has been, and may continue to be, adversely affected by the impact of one or more of the risk factors described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders.

If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC or if we violate certain covenants under our existing or future credit facilities or other borrowing arrangements, we may be limited in our ability to make distributions in the future. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued a total of 12,625 shares of our common stock under our dividend reinvestment plan (“DRIP”). These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under the DRIP during the three months ended March 31, 2020 was approximately $0.1 million.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2	Bylaws of the Company (incorporated by reference to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a).*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: May 13, 2020	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)