Form 10-Q
period 2020-06-30
Harvest Capital Credit Corp
filed 2020-08-06
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

There were 5,958,479 shares of the registrant’s common stock outstanding as of August 6, 2020.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $50,851,230 at 6/30/20 and $61,379,670 at 12/31/19)	$46,680,895	$60,973,556
Affiliated investments, at fair value (cost of $49,417,580 at 6/30/20 and $48,111,833 at 12/31/19)	49,354,892	47,431,234
Control investments, at fair value (cost of $14,043,651 at 6/30/20 and $13,958,202 at 12/31/19)	8,247,949	8,404,600
Cash	8,764,304	11,199,083
Restricted cash	21,458,381	10,648,199
Interest receivable	560,097	663,191
Accounts receivable – other	143,819	184,804
Deferred financing costs	332,330	425,379
Other assets	281,921	129,690
Total assets	$135,824,588	$140,059,736

LIABILITIES:
Revolving line of credit	$45,000,000	$43,700,000
2022 Notes (net of deferred offering costs and unamortized discount of $518,659 at 6/30/20 and $623,276 at 12/31/19)	28,231,341	28,126,724
Accrued interest payable	96,378	152,544
Accounts payable - base management fees	549,808	593,266
Accounts payable - administrative services expense	350,000	350,000
Accounts payable and accrued expenses	595,184	355,720
Total liabilities	74,822,711	73,278,254

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,600,444 issued and 5,958,479 outstanding at 6/30/20 and 6,587,819 issued and 5,945,854 outstanding at 12/31/19	6,601	6,588
Capital in excess of common stock	90,962,284	90,876,759
Treasury shares, at cost, 641,965 shares at each of 6/30/20 and 12/31/19	(6,723,505)	(6,723,505)
Accumulated overdistributed earnings	(23,243,503)	(17,378,360)
Total net assets	61,001,877	66,781,482
Total liabilities and net assets	$135,824,588	$140,059,736

Common stock outstanding	5,958,479	5,945,854

Net asset value per common share	$10.24	$11.23

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$1,067,603	$1,349,743	$2,631,690	$2,830,855
Cash - affiliated investments	1,105,081	1,100,708	2,406,871	2,061,654
PIK - non-affiliated/non-control investments	110,582	18,647	220,216	30,766
PIK - affiliated investments	144,527	187,598	299,855	382,112
Amortization of fees and discounts
Non-affiliated/non-control investments	103,647	200,200	193,642	427,062
Affiliated investments	55,797	34,423	115,544	57,155
Total interest income	2,587,237	2,891,319	5,867,818	5,789,604
Other income	3,610	102,987	9,790	242,946
Total investment income	2,590,847	2,994,306	5,877,608	6,032,550

Expenses:
Interest expense - revolving line of credit	339,900	92,295	661,019	102,781
Interest expense - unused line of credit	34,105	92,135	89,501	193,884
Interest expense - deferred financing costs	124,155	55,629	182,160	110,640
Interest expense - 2022 Notes	440,235	440,235	880,470	880,470
Interest expense - deferred offering costs and discount	52,765	49,210	104,618	97,570
Total interest expense	991,160	729,504	1,917,768	1,385,345

Professional fees	248,279	297,546	457,324	817,880
General and administrative	248,416	236,619	479,688	491,572
Base management fees	549,808	539,727	1,130,974	1,034,573
Administrative services expense	350,000	350,000	700,000	700,000
Total expenses	2,387,663	2,153,396	4,685,754	4,429,370

Net Investment Income	203,184	840,910	1,191,854	1,603,180

Net realized gains (losses):
Non-affiliated / Non-control investments	(2,089,775)	6,151	(2,176,202)	52,451
Affiliated investments	(64,551)	20,750	(64,551)	20,750
Control investments	—	—	—	(10,890)
Net realized gains (losses)	(2,154,326)	26,901	(2,240,753)	62,311
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(522,115)	49,377	(3,764,219)	(689,578)
Affiliated investments	2,345,794	67,816	617,911	6,586
Control investments	(632,550)	(898,894)	(242,100)	(835,394)
Net change in unrealized appreciation (depreciation) on investments	1,191,129	(781,701)	(3,388,408)	(1,518,386)
Total net unrealized and realized losses on investments	(963,197)	(754,800)	(5,629,161)	(1,456,075)
Net increase (decrease) in net assets resulting from operations	$(760,013)	$86,110	$(4,437,307)	$147,105

Net investment income per share	$0.03	$0.14	$0.20	$0.26
Net increase (decrease) in net assets resulting from operations per share	$(0.13)	$0.01	$(0.75)	$0.02
Weighted average shares outstanding, basic and diluted	5,958,479	6,161,052	5,954,014	6,231,496

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended June 30, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of March 31, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(22,483,490)	$61,761,890
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	203,184	203,184
Net realized losses	—	—	—	—	(2,154,326)	(2,154,326)
Net change in unrealized appreciation on investments	—	—	—	—	1,191,129	1,191,129
Total decrease for the three months ended June 30, 2020	—	—	—	—	(760,013)	(760,013)
Balance as of June 30, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(23,243,503)	$61,001,877

	Common Stock
Three Months Ended June 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of March 31, 2019	6,189,542	$6,562	$92,347,663	$(3,959,962)	$(13,468,725)	$74,925,538
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	840,910	840,910
Net realized gains	—	—	—	—	26,901	26,901
Net change in unrealized depreciation on investments	—	—	—	—	(781,701)	(781,701)
Distributions to stockholders (1):
Distributions	—	—	—	—	(1,478,407)	(1,478,407)
Capital share transactions
Reinvestment of dividends	7,929	8	78,480	—	—	78,488
Share repurchases	(70,747)	—	—	(742,969)	—	(742,969)
Total increase (decrease) for the three months ended June 30, 2019	(62,818)	8	78,480	(742,969)	(1,392,297)	(2,056,778)
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760

	Common Stock
Six Months Ended June 30, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	1,191,854	1,191,854
Net realized losses	—	—	—	—	(2,240,753)	(2,240,753)
Net change in unrealized depreciation on investments	—	—	—	—	(3,388,408)	(3,388,408)
Distributions to shareholders (1):
Distributions	—	—	—	—	(1,427,836)	(1,427,836)
Capital share transactions
Reinvestment of dividends	12,625	13	85,525	—	—	85,538
Total increase (decrease) for the six months ended June 30, 2020	12,625	13	85,525	—	(5,865,143)	(5,779,605)
Balance as of June 30, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(23,243,503)	$61,001,877

	Common Stock
Six Months Ended June 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	1,603,180	1,603,180
Net realized gains	—	—	—	—	62,311	62,311
Net change in unrealized depreciation on investments	—	—	—	—	(1,518,386)	(1,518,386)
Distributions to shareholders (1):
Distributions	—	—	—	—	(3,083,319)	(3,083,319)
Capital share transactions
Reinvestment of dividends	15,651	16	155,870	—	—	155,886
Share repurchases	(261,508)	—	—	(2,746,876)	—	(2,746,876)
Total increase (decrease) for the six months ended June 30, 2019	(245,857)	16	155,870	(2,746,876)	(2,936,214)	(5,527,204)
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760

(1)	The Company did not make any distributions during the three months ended June 30, 2020. Distributions exceeded net investment income for the three months ended June 30, 2019 by the amount of $637,497. Distributions exceeded net investment income for the six months ended June 30, 2020 and 2019 by the amount of $235,982 and $1,480,139, respectively. See "Dividends and Distributions" in Note 2.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,437,307)	$147,105
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind income	(520,071)	(412,878)
Payment-in-kind income collected	42,546	87,065
Net realized (gains) losses on investments	2,240,753	(62,311)
Net change in unrealized depreciation of investments	3,388,408	1,518,386
Amortization of fees and discounts on investments	(309,186)	(484,217)
Amortization of deferred financing costs	182,160	110,640
Amortization of deferred offering costs and discount	104,618	97,570
Proceeds from sales of investments	1,100,994	6,078,795
Purchase of investments (net of loan origination and other fees)	(1,705,475)	(36,756,865)
Proceeds from principal payments	8,437,688	14,190,434
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	103,094	(57,743)
(Increase) decrease in accounts receivable - other and other assets	(261,244)	1,529
Increase (decrease) in accrued interest payable	(56,166)	26,503
Increase (decrease) in accounts payable and other liabilities	132,532	(267,796)

Net cash provided by (used in) operating activities	8,443,344	(15,783,783)

Cash flows from financing activities:
Borrowings on revolving credit facility	65,160,000	40,000,000
Repayment of borrowings on revolving credit facility	(63,860,000)	(30,000,000)
Financing costs	(25,637)	(9,282)
Repurchased shares (held in Treasury Stock)	—	(2,746,876)
Distributions to stockholders (net of stock issued under dividend reinvestment plan of $85,525 and $155,886, respectively)	(1,342,304)	(2,927,433)

Net cash provided by (used in) provided by financing activities	(67,941)	4,316,409

Net increase (decrease) in cash during the period	8,375,403	(11,467,374)

Cash at beginning of period	21,847,282	28,775,548

Cash at end of period (1)	$30,222,685	$17,308,174

Non-cash operating activities:
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$—	$186,970
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Junior Secured Term Loan	$—	$446,494
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$—	$950,000

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$85,525	$155,886

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for interest	$1,687,156	$1,150,631
Cash paid during the period for taxes	$34,190	$36,431

(1) Consists of cash and restricted cash of $8,764,304 and $21,458,381, respectively, at June 30, 2020, and $15,575,300 and $1,732,874, respectively at June 30, 2019.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of June 30, 2020

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (11.0%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% with a 2.25% LIBOR floor + 1.00% PIK)	(4)	$6,921,831	$6,815,171	$6,707,912
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(3)	—	—	—
					6,921,831	6,815,171	6,707,912

Brite Media LLC (0.2%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	148,164
						125,000	148,164

Coastal Screen and Rail, LLC (12.2%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash + 3.50% PIK)	(4)	7,354,230	7,261,798	7,245,838
			Senior Secured Revolving Line of Credit, due 07/2022 (8.31%; 3M LIBOR + 8.00%)	(3)	100,000	100,000	100,000
			Preferred Equity Class B Interest (3.90% fully diluted common equity)	(5)		150,000	121,849
					7,454,230	7,511,798	7,467,687

Deluxe Entertainment Services Group Inc.(2.6%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 9/2024 (9.95%, LIBOR + 6.00% with a 1.00% LIBOR floor + 2.50% PIK)		519,603	519,603	519,603
			Common Equity (0.63% fully diluted common equity)			2,056,418	1,096,571
					519,603	2,576,021	1,616,174

General Nutrition Centers, Inc. (2.4%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 08/2020 (9.50%; LIBOR + 8.75% with a 0.75% LIBOR floor; ABR + 7.75%)	(9) (13)	3,963,773	3,875,641	1,447,000
					3,963,773	3,875,641	1,447,000

GK Holdings, Inc. (3.1%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.25%; 3M LIBOR + 10.25% + 2.00% default interest with a 1.00% LIBOR floor)	(4) (9)	3,000,000	2,972,406	1,890,000
					3,000,000	2,972,406	1,890,000

KC Engineering & Construction Services, LLC (4.1%)*	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(5)		875,030	2,489,951
						875,030	2,489,951

Peerless Media, LLC (6.4%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		3,993,402	3,963,337	3,923,865
					3,993,402	3,963,337	3,923,865

ProAir Holdings Corporation (10.7%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (17.50%; 13.50% + 4.0% PIK default interest)	(4) (9)	7,566,860	7,424,544	6,550,000
					7,566,860	7,424,544	6,550,000

Safety Services Acquisition Corp. (7.3%)*	03/2017	Services: Business	Senior Secured Term Loan, due 08/2021 (13.75%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor + 4.0% PIK)	(4)	4,375,000	4,372,756	4,375,000
	04/2012		Series A Preferred Stock (0.57% fully diluted common equity)			100,000	76,969
					4,375,000	4,472,756	4,451,969

Surge Busy Bee Holdings, LLC (12.3%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.18%; 1M LIBOR + 11.00%)	(4)	3,893,750	3,786,942	3,714,000
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash + 2.00% PIK)		3,793,646	3,710,029	3,668,000

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
			Senior Secured Revolving Line of Credit, due 11/2021 (1M LIBOR + 8.00%)	(3)	—	—	—
			Class B Equity Warrants (4.75% fully diluted common equity)			76,475	143,000
					7,687,396	7,573,446	7,525,000

Water-Land Manufacturing & Supply, LLC (4.0%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,466,080	2,463,173
					2,500,000	2,466,080	2,463,173

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(7)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$47,982,095	$50,851,230	$46,680,895

Affiliate Investments
Flight Lease XII, LLC (0.6%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(5)		389,757	345,980
						389,757	345,980

Kleen-Tech Acquisition, LLC (11.9%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (12.00%)	(4)	7,056,707	6,825,248	6,905,787
			Senior Secured Revolving Line of Credit, due 05/2022 (10.00%)	(3)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(5)		250,000	156,646
			Common Equity Warrants (8.50% fully diluted common equity)	(5)		186,970	186,663
					7,056,707	7,262,218	7,249,096

National Program Management & Project Controls, LLC (21.0%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)		5,497,180	5,428,032	5,485,819
	05/2020		Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(3)	63,998	63,691	63,865
			Class A Membership Interest (5.10% fully diluted common equity)	(5)		2,791,241	7,235,056
					5,561,178	8,282,964	12,784,740

Northeast Metal Works, LLC (18.0%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash + 4.00% PIK)		13,388,630	13,386,527	10,978,677
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(5)		1,515,520	—
					13,388,630	14,902,047	10,978,677

Slappey Communications, LLC (13.3%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)		7,870,994	7,737,808	7,722,901
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(3)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(5)		200,000	386,395
					7,870,994	7,937,808	8,109,296

Surge Hippodrome Holdings LLC (9.1%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)		5,460,000	5,156,891	5,243,263
			Common Equity Interest (10.08% fully diluted common equity)	(5)		360,000	166,168
			Common Equity Warrants (9.50% fully diluted common equity)	(5)		237,579	121,172

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
					5,460,000	5,754,470	5,530,603

V-Tek, Inc. (7.1%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (11.38%; 3M LIBOR + 11.00%)		3,237,500	3,202,219	2,847,000
			Senior Secured Revolving Line of Credit, due 03/2021 (6.88%; 3M LIBOR + 6.50%)	(3)	1,536,097	1,536,097	1,509,500
			Common Stock (8.98% fully diluted common equity)	(5)		150,000	—
					4,773,597	4,888,316	4,356,500
Subtotal Affiliate Investments					$44,111,106	$49,417,580	$49,354,892

Control Investments
Flight Lease VII, LLC (0.6%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(8)		$347,949	$347,949
						347,949	347,949

Infinite Care, LLC (13.1%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(6) (9)	4,740,284	3,377,702	3,421,500
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(6) (9)	4,506,271	4,369,000	4,478,500
			Membership Interest (100% membership interests)	(5) (6)		5,949,000	—
					9,246,555	13,695,702	7,900,000
Subtotal Control Investments					$9,246,555	$14,043,651	$8,247,949

Total Investments at 6/30/20 (171.0%) *					$101,339,756	$114,312,461	$104,283,736

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on June 30, 2020 or, if higher, the applicable LIBOR floor.
(3)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the accompanying Notes to the Consolidated Financial Statements for further discussion on unfunded commitments.
(4)	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(6)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of June 30, 2020. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018, 2019, and through June 30, 2020. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements for summarized financial information for ICC for the three and six months ended June 30, 2020 and June 30, 2019.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 1.0% of the Company's total assets as of June 30, 2020.
(8)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(9)	This debt investment is on non-accrual status as of June 30, 2020.

(10)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(11)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(12)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
(13)	In June 2020, General Nutrition, Inc. ("GNC") filed for bankruptcy. Subsequent to GNC's bankruptcy filing and quarter-end, the Company invested $1.0 million in a debtor-in-possession term loan to GNC, which carries an interest rate of LIBOR + 13.0% with a 1.00% LIBOR floor. In addition, the Company converted approximately $1.0 million of its existing senior secured term loan into a new first lien first-out term loan that carries an interest rate of L + 10.0%. The Company expects to receive its pro rata share of equity in the post-restructured GNC if the current reorganization plan is finalized. In connection with these events, during the three months ended June 30, 2020, the Company recognized $1.5 million in unrealized depreciation with respect to its GNC investment.

As of June 30, 2020, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$84,968,889	$79,838,427	76.5%	130.9%
Junior Secured Debt	13,382,633	11,422,776	11.0%	18.7%
Equity	15,960,939	13,022,533	12.5%	21.4%
Total	$114,312,461	$104,283,736	100.0%	171.0%

The rate types of debt investments at fair value as of June 30, 2020 were as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$46,354,848	$43,248,302	47.4%	70.9%
Floating Rate	51,996,674	48,012,901	52.6%	78.7%
Total	$98,351,522	$91,261,203	100.0%	149.6%

The industry composition of investments at fair value as of June 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$737,706	$693,929	0.7%	1.1%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	3,875,641	1,447,000	1.4%	2.4%
Capital Equipment	12,312,861	10,906,500	10.5%	17.9%
Construction & Building	15,794,762	20,252,427	19.4%	33.2%
Consumer Goods - Durable	2,466,080	2,463,173	2.4%	4.0%
Environmental Industries	875,030	2,489,951	2.4%	4.1%
Healthcare & Pharmaceuticals	13,695,702	7,900,000	7.6%	13.0%
High Tech Industries	9,787,578	8,597,912	8.2%	14.1%
Media: Advertising, Printing & Publishing	4,088,337	4,072,029	3.9%	6.7%
Media: Diversified & Production	2,576,021	1,616,174	1.5%	2.6%
Metals & Mining	14,902,047	10,978,677	10.5%	18.0%
Services: Business	25,062,889	24,756,668	23.7%	40.6%
Telecommunications	7,937,807	8,109,296	7.8%	13.3%
Total	$114,312,461	$104,283,736	100.0%	171.0%

The geographic concentrations at fair value as of June 30, 2020 were as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$48,118,149	$45,214,555	43.4%	74.1%
Northeast	36,268,940	29,405,145	28.2%	48.2%
South	22,500,828	23,114,036	22.1%	37.9%
Midwest	7,424,544	6,550,000	6.3%	10.8%
	$114,312,461	$104,283,736	100.0%	171.0%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.3%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)		$6,974,139	$6,850,952	$6,850,952
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,974,139	6,850,952	6,850,952

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	183,800
						125,000	183,800

Coastal Screen and Rail, LLC (11.4%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash plus 3.50% PIK)		7,225,434	7,116,020	7,143,830
			Senior Secured Revolving Line of Credit, due 07/2022 (9.95%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted common equity)	(6)		150,000	367,000
					7,325,434	7,366,020	7,610,830

CP Holding Co., Inc. (Choice Pet) (3.3%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,233,000
					2,899,852	3,098,300	2,233,000

Deluxe Entertainment Services Group Inc. (2.9%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 09/2024 (10.44%; LIBOR + 6.00% plus 2.50% PIK)	(15)	513,098	513,098	513,098
			Common Equity (0.63% fully diluted common equity)	(15)		2,056,418	1,440,739
					513,098	2,569,516	1,953,837

Flavors Holdings, Inc. (5.7%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.94%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,946,828	3,775,000
					4,000,000	3,946,828	3,775,000

General Nutrition Centers, Inc. (6.2%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (10.58%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,216,840	4,137,514
					4,326,812	4,216,840	4,137,514

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.19%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,968,933	2,246,250
					3,000,000	2,968,933	2,246,250

KC Engineering & Construction Services, LLC (3.6%)*	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		675,030	2,373,686
						675,030	2,373,686

Peerless Media, LLC (6.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor plus 0.50% PIK)		4,552,922	4,517,569	4,552,922
					4,552,922	4,517,569	4,552,922

ProAir Holdings Corporation (11.2%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)		7,500,000	7,424,544	7,500,000
					7,500,000	7,424,544	7,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Regional Engine Leasing, LLC (3.5%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,352,247	2,346,042	2,352,247
			Residual Value	(3)		102,421	—
					2,352,247	2,448,463	2,352,247

Safety Services Acquisition Corp. (7.0%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.00%; 3M LIBOR + 8.00% with a 1.00% floor)	(5)	4,468,750	4,463,773	4,468,750
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	185,768
					4,468,750	4,563,773	4,654,518

Surge Busy Bee Holdings, LLC (12.1%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.80%; 1M LIBOR + 11.00%)		4,081,250	3,953,009	3,940,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash plus 2.00% PIK)		3,774,563	3,690,463	3,611,000
			Senior Secured Revolving Line of Credit, due 11/2021 (9.80%; 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	357,500
					8,005,813	7,946,422	8,059,000

Water-Land Manufacturing & Supply, LLC (3.7%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,461,480	2,490,000
					2,500,000	2,461,480	2,490,000

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,419,067	$61,379,670	$60,973,556

Affiliate Investments
Flight Lease XII, LLC (0.5%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		389,757	345,980
					—	389,757	345,980

Kleen-Tech Acquisition, LLC (11.0%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)		7,131,721	6,850,998	6,819,708
			Senior Secured Revolving line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	274,136
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	275,104
					7,131,721	7,287,968	7,368,948

National Program Management & Project Controls, LLC (15.5%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(4)	5,566,764	5,487,512	5,566,763
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	4,799,331
					5,566,764	8,278,753	10,366,094

Northeast Metal Works, LLC (17.3%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(11)	13,121,048	13,115,448	11,596,969
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					13,121,048	14,630,968	11,596,969

Slappey Communications, LLC (10.6%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)		6,845,352	6,718,056	6,828,238

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(4)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(6)		200,000	227,035
					6,845,352	6,918,056	7,055,273

Surge Hippodrome Holdings, LLC (8.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,131,294	5,131,294
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	360,000
			Common Equity Interest (9.50% fully diluted common equity)	(6)		237,579	237,579
					5,460,000	5,728,873	5,728,873

V-Tek, Inc. (7.4%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)		3,237,500	3,191,361	3,175,500
			Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Stock (8.98% fully diluted common equity)	(6)		150,000	257,500
					4,773,597	4,877,458	4,969,097
Subtotal Affiliate Investments					$42,898,482	$48,111,833	$47,431,234

Control Investments
Flight Lease VII, LLC (0.6%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$412,500	$412,500
					—	412,500	412,500

Infinite Care, LLC (12.0%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,783,600
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,356,271	4,219,000	4,208,500
			Membership Interest (100% membership interests)	(6) (7)		5,949,000	—
					9,096,555	13,545,702	7,992,100
Subtotal Control Investments					$9,096,555	$13,958,202	$8,404,600

Total Investments at 12/31/19 (174.9%) *					$110,414,104	$123,449,705	$116,809,390
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.

(7)	ICC is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to pay off the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.
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

The rate types of debt investments at fair value as of December 31, 2019 were as follows:

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

The geographic concentrations at fair value as of December 31, 2019 were as follows:

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

Restricted Cash

Restricted cash of $21.5 million and $10.6 million as of June 30, 2020 and December 31, 2019, respectively, was held at financial institutions in conjunction with the Company's senior secured revolving credit facility (as amended, the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees, expenses, and borrowings outstanding owed under the Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of June 30, 2020, the Company had debt investments in four portfolio companies, with a combined fair value of $17.8 million, on non-accrual status. As of December 31, 2019, the Company had debt investments in two portfolio companies, with a combined fair value of $10.2 million, on non-accrual status.

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

For equity investments with contractual dividends, the Company accrues dividend income based on the contractual obligation. The Company will not accrue dividend income if the Company believes that the dividend income is no longer collectible, including if the portfolio company valuation indicates that such dividend income is not collectible. For equity investments without contractual dividends, dividend income will be recognized on the ex-dividend date.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $2.2 million in net realized losses on its investments and $26,901 in net realized gains on its investments during the three months ended June 30, 2020 and June 30, 2019, respectively. The Company recognized $2.2 million in net realized losses on its investments and $0.1 million of net realized gains on its investments during the six months ended June 30, 2020 and June 30, 2019, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $1.2 million in net change in unrealized appreciation and $0.8 million in net change in unrealized depreciation during the three months ended June 30, 2020 and June 30, 2019, respectively. The Company recognized $3.4 million and $1.5 million in net change in unrealized depreciation during the six months ended June 30, 2020 and June 30, 2019, respectively.

 Classification of Portfolio Companies

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See table below for a breakdown of the Company's portfolio companies by classification at June 30, 2020 and December 31, 2019, respectively.

	Number of portfolio company investments by classification
	June 30, 2020	December 31, 2019
Non-Control/Non-Affiliated	13	16
Affiliated	7	7
Control	2	2
Total	22	25

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

These valuation methodologies involve a significant degree of judgment, including in discerning whether the impact of the COVID-19 pandemic on the Company's portfolio companies and their earnings is temporary or permanent in nature and the resulting significance thereof on the valuation of the Company's portfolio investments. As it relates to investments that do not have an active public market, there is no single standard for determining the estimated fair value. Valuations of privately held investments are inherently uncertain, and they may fluctuate over short periods of time and are based on estimates and other information provided to the Company by its portfolio companies, including with respect to the evolving nature of the impact of the COVID-19 pandemic on their businesses and earnings. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. In some cases, fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single fair value may then be determined.

Consequently, fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of the Company's management, are most relevant to such investment. The selected valuation methodologies for a particular investment are consistently applied on each measurement date. However, a change from one measurement date to another in a valuation methodology, its application or the related inputs, such as earnings and adjustments relating thereto to account for the estimated impact of the COVID-19 pandemic on a portfolio company, is possible if the change results in a measurement that is deemed to be equally or more representative of fair value in the circumstances.

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

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's Credit Facility. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of June 30, 2020 and December 31, 2019 was $0.3 million and $0.4 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended June 30, 2020 and June 30, 2019 was $0.1 million and $0.1 million, respectively. Amortization expense relating to deferred debt financing costs during the six months ended June 30, 2020 and June 30, 2019 was $0.2 million and $0.1 million, respectively.

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 2022 Notes (defined below in Note 3), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of June 30, 2020 and December 31, 2019 was $0.5 million and $0.6 million, respectively. Amortization expense of the deferred offering costs was $52,765 and $49,210 for the three months ended June 30, 2020 and June 30, 2019, respectively. Amortization expense of the deferred offering costs during the six months ended June 30, 2020 and June 30, 2019 was $0.1 million and $0.1 million, respectively.

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

During the three months ended June 30, 2020, the Company did not pay any distributions. During the three months ended June 30, 2019, the Company paid distributions totaling $0.24 per share. During the six months ended June 30, 2020 and June 30, 2019, the Company paid distributions totaling $0.24 and $0.50 per share, respectively.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three and six months ended June 30, 2020 and June 30, 2019, the Company did not incur any deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during the three or six months ended June 30, 2020 and 2019.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of June 30, 2020. The Company is not currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2016-2019 for the Company remain subject to examination by the IRS. The state tax years 2014 - 2019 for the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2020. The Company did not incur an excise tax expense for the year ended December 31, 2019.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	June 30, 2020	December 31, 2019
Revolving line of credit	$45,000,000	$43,700,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$73,750,000	$72,450,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of June 30, 2020 were 5.7% and 1.7 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2019 were 5.4% and 2.2 years, respectively.

Revolving Line of Credit

On October 29, 2013, the Company entered into a Loan and Security Agreement (as amended, restated and modified from time to time, the "Loan and Security Agreement") with CapitalSource Bank (now Pacific Western Bank following a merger), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide the Company with its $45.0 million Credit Facility. The Credit Facility is secured by all of the Company’s assets, including the Company's equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC.

As of June 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
In addition, as of June 30, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on July 31, 2020 (please see "Note 13. Subsequent Events" for information regarding the extension of the revolving period to October 31, 2020); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1; (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant for the Company that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires the Company to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits the Company from repurchasing shares of its common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for the Company to maintain its eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold for the Company of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

The Credit Facility contains additional customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum debt-service coverage ratio and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of any event of default, the Company’s administration agreement could be terminated and a backup administrator could be substituted by the agent.
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
As of June 30, 2020 and December 31, 2019 the outstanding balance on the Credit Facility was $45.0 million and $43.7 million, respectively. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the covenants under the Credit Facility.
See "Note 13. Subsequent Events" for more information regarding the Credit Facility.
2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of June 30, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.5 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

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

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains certain covenants, including covenants (i) prohibiting the Company’s issuance of any senior securities unless, immediately after such issuance, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”)); (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of its common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the covenants under the 2022 Notes Indenture.

Regulatory Requirements
As a BDC, the Company is generally required, upon issuing any senior securities, to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of the Company's borrowings, of at least 200%. However, the Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, modified this requirement to permit a BDC to reduce the required minimum asset coverage ratio to 150% from 200%, if certain requirements are met. On May 4, 2018, the Company's board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act. As a result, the asset coverage ratio applicable to the Company under the 1940 Act changed to 150% from 200%, effective May 4, 2019.
As of June 30, 2020 and December 31, 2019, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $73.8 million and $72.5 million, respectively, and as of June 30, 2020, and December 31, 2019, the Company's asset coverage, as defined in the 1940 Act, was 183% and 192%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 45.2% and 40.8% of total principal balance outstanding as of June 30, 2020 and December 31, 2019, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 34.9% and 34.6% of total investment income for the three months ended June 30, 2020 and June 30, 2019, respectively. Investment income from the five largest debt investments accounted for approximately 36.5% and 33.6% of total investment income for the six months ended June 30, 2020 and June 30, 2019, respectively.

Note 5. Stockholders' Equity

The following table summarizes the Company's common stock activity for each of the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares repurchased	—	$—	(70,747)	$(742,969)	—	$—	(261,508)	$(2,746,876)
Dividends reinvested	—	—	7,929	78,488	12,625	85,538	15,651	155,886
Total	—	$—	(62,818)	$(664,481)	12,625	$85,538	(245,857)	$(2,590,990)

As of June 30, 2020 and 2019, the Company had no dilutive securities outstanding.

On November 1, 2018, the board of directors authorized an open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on April 4, 2019, on which date the Company met the 250,000 shares limit.

On May 2, 2019, the board of directors authorized another open market stock repurchase program. Pursuant to the program, the Company was authorized to repurchase up to 250,000 shares in the aggregate of the Company's outstanding common stock in the open market. The repurchase program expired on October 24, 2019, on which date the Company met the 250,000 shares limit.

During the three months ended June 30, 2020 the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2019, the Company repurchased 70,747 shares of its common stock at an average price of $10.50 per share, for an aggregate purchase price of $0.7 million. During the six months ended June 30, 2020, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2019, the repurchased 261,508 shares of its common stock at an average price of $10.50 per share for an aggregate purchase price of $2.7 million.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker "HCAPZ". As of June 30, 2020 and December 31, 2019, the fair value of the 2022 Notes was $27.5 million and $29.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective dates.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of June 30, 2020 and December 31, 2019 was $45.0 million and $43.7 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of June 30, 2020 and December 31, 2019, unfunded commitments totaled $3.2 million and $3.1 million, respectively, and if funded, their estimated fair values on such dates were $3.1 million and $3.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

	Fair Values as of June 30, 2020
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$79,838,427	$79,838,427
Junior Secured	—	—	11,422,776	11,422,776
Equity and Equity Related Securities	—	—	13,022,533	13,022,533
	$—	$—	$104,283,736	$104,283,736

	Fair Values as of December 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$85,954,384	$85,954,384
Junior Secured	—	—	18,757,348	18,757,348
Equity and Equity Related Securities	—	—	12,097,658	12,097,658
	$—	$—	$116,809,390	$116,809,390

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of June 30, 2020 and December 31, 2019, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at June 30, 2020	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$79,838,427	Bond Yield	Risk adjusted discount factor	5.5% - 17.8%	14.3%

		Market	EBITDA multiple	5.3x - 5.3x	5.3x

		Income	Weighted average cost of capital	5.5% - 25.4%	17.4%

Junior Secured	$11,422,776	Market	EBITDA multiple	5.3x - 5.3x	5.3x

		Income	Weighted average cost of capital	15.6% - 21.5%	19.6%

Equity and Equity Related Securities	$13,022,533	Market	EBITDA multiple	3.3x - 10.0x	9.0x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

Type of Investment	Fair Value at December 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$85,954,384	Bond Yield	Risk adjusted discount factor	8.0% - 31.8%	17.6%

		Market	EBITDA multiple	3.8x - 12.0x	10.1x

		Market	Revenue multiple	3.3x - 3.3x	3.3x

		Income	Weighted average cost of capital	3.5% - 30.0%	13.2%

Junior Secured	$18,757,348	Bond Yield	Risk adjusted discount factor	27.5% - 27.5%	27.5%

		Market	EBITDA multiple	5.0x - 7.8x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.0% - 32.5%	16.7%

Equity and Equity Related Securities	$12,097,658	Market	EBITDA multiple	5.0x - 12.0x	7.4x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the six months ended June 30, 2020 and June 30, 2019. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur :

	Six Months Ended June 30, 2020
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of June 30, 2020

Fair value of portfolio, beginning of period	$85,954,384	$18,757,348	$12,097,658	$116,809,390
New/Add-on investments/principal increases	1,569,400	—	200,000	1,769,400
Principal payments received/principal reductions	(4,342,734)	(4,000,000)	—	(8,342,734)
Sales of investments	—	(1,060,000)	(25,000)	(1,085,000)
Loan origination and other fees received	(47,422)	(4,000)	—	(51,422)
Payment-in-kind interest earned	513,566	6,505	—	520,071
Accretion of deferred loan origination fees/discounts	243,942	65,244	—	309,186
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	(2,038,300)	(218,447)	(2,256,747)
Change in unrealized appreciation (depreciation) on investments	(4,052,709)	(304,021)	968,322	(3,388,408)
Fair value of portfolio, end of period	$79,838,427	$11,422,776	$13,022,533	$104,283,736
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2020	$(4,046,505)	$(1,341,149)	$865,902	$(4,521,752)

	Six Months Ended June 30, 2019
	Senior Secured(1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of June 30, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	29,907,965	446,494	3,139,559	33,494,018
Principal payments received/principal reductions	(6,712,528)	(8,745,324)	(230,115)	(15,687,967)
Sales of investments	—	—	(100,750)	(100,750)
Loan origination and other fees received	(1,318,410)	—	—	(1,318,410)
Payment-in-kind interest earned	264,635	148,243	—	412,878
Accretion of deferred loan origination fees/discounts	357,357	125,463	—	482,820
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	(10,314,500)	10,314,500	—	—
Net realized losses on investments	—	—	(13,820)	(13,820)
Change in unrealized appreciation (depreciation) on investments	(730,392)	(997,298)	209,304	(1,518,386)
Fair value of portfolio, end of period	$66,063,224	$34,523,502	$10,077,519	$110,664,245
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2019	$(648,800)	$(1,015,025)	$251,309	$(1,412,516)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2020 and June 30, 2019.

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

Management fee expense for the three months ended June 30, 2020 and June 30, 2019 totaled $0.5 million and $0.5 million, respectively. Management fee expense for the six months ended June 30, 2020 and June 30, 2019 totaled $1.1 million and $1.0 million, respectively.

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

The Company did not incur an income-based incentive fee for either of the three or six months ended June 30, 2020 or June 30, 2019.

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

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded a net change in unrealized appreciation of $1.2 million for the three months ended June 30, 2020 and a net change in unrealized depreciation of $0.8 million for the three months ended June 30, 2019. The Company recorded a net change in unrealized depreciation of $3.4 million for the six months ended June 30, 2020 and a net change in unrealized depreciation of $1.5 million for the six months ended June 30, 2019. The Company recorded net realized losses of $2.2 million for the three months ended June 30, 2020 and net realized gains of $26,901 for the three months ended June 30, 2019. The Company recorded net realized losses of $2.2 million for the six months ended June 30, 2020 and net realized gains of $0.1 million for the six months ended June 30, 2019. The Company did not incur a capital gains incentive fee for either of the three or six months ended June 30, 2020 or June 30, 2019.

Total base management fees and incentive fees expense was $0.5 million and $0.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Total base management fees and incentive fees expense was $1.1 million and $1.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Total accrued base management fees and incentive management fees payable were $0.5 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Total administrative services expense was $0.4 million and $0.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Total administrative services expense was $0.7 million and $0.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Accrued administrative services fees payable were $0.4 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

In February 2019, in accordance with the Exemptive Relief, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. The revolving line of credit was subsequently cancelled. As of June 30, 2020, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $3.9 million senior secured term loan. As of December 31, 2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.6 million senior secured term loan.

Note 8. Commitments and Contingencies

At June 30, 2020, the Company had a total of $3.2 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans for seven of the Company’s debt investments. As of December 31, 2019, the Company had a total of $3.1 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans on seven of the Company’s debt investments. The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Back Porch International, Inc.	$500,000	$484,548	$500,000	$491,168
Coastal Screen and Rail, LLC	850,000	850,000	850,000	850,000
Kleen-Tech Acquisition, LLC	400,000	391,445	400,000	382,500
National Program Management & Project Controls, LLC	35,600	35,526	100,000	100,000
Slappey Communications, LLC	500,000	490,592	500,000	498,750
Surge Busy Bee Holdings, LLC	450,000	432,123	300,000	300,000
V-Tek, Inc.	463,903	455,870	463,903	463,903
Total	$3,199,503	$3,140,104	$3,113,903	$3,086,321

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

Note 9. Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares outstanding as of June 30, 2020 or June 30, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$(760,013)	$86,110	$(4,437,307)	$147,105
Weighted average shares outstanding (basic and diluted)	5,958,479	6,161,052	5,954,014	6,231,496
Net increase (decrease) in net assets resulting from operations per share	$(0.13)	$0.01	$(0.75)	$0.02

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes of approximately $0.9 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of June 30, 2020 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, which are estimated to be a de minimis amount as of June 30, 2020, resulting from a net operating loss carry forward and deferred taxes on net unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and June 30, 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$11.23	$12.30
Net investment income (1)	0.20	0.26
Realized gains (losses) on investments (1)	(0.38)	—	(5)
Net change in unrealized depreciation on investments (1)	(0.57)	(0.24)
Net increase (decrease) in net assets from operations (1)	(0.75)	0.02
Distributions (2)	(0.24)	(0.50)
Total distributions	(0.24)	(0.50)
Effect of shares repurchased / issued	—	0.07
Net asset value at end of period	$10.24	$11.89
Net assets at end of period	61,001,877	72,868,760
Shares outstanding at end of period	5,958,479	6,126,724
Weighted average shares outstanding (basic and diluted)	5,954,014	6,231,496
Per share closing price at end of period	$4.16	$10.56
Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	(5.55)%	1.57%
Total investment return (not annualized) (4)	(50.87)%	10.41%
Average Net Assets	$63,181,750	$75,396,754
Ratio of expenses to average net assets (annualized)	14.83%	11.75%
Ratio of net investment income to average net assets (annualized)	3.77%	4.25%
Portfolio Turnover Ratio	1.53%	21.47%

	Six Months Ended June 30,
	2020	2019
Asset Coverage Ratio	183%	231%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Distributions for the six months ended June 30, 2020 exceeded net investment income in the amount of $235,982 and distributions for the six months ended June 30, 2019 exceeded net investment income in the amount of $1,479,982. See "Dividends and Distributions" in Note 2.
(3)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(4)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.
(5)	Rounds to less than $0.01 per share.

Note 12. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the three and six months ended June 30, 2020. The financial information presented below includes a summarized income statement for Infinite Care, LLC, for each of the three and six months ended June 30, 2020 and June 30, 2019.

Income Statement - Infinite Care, LLC	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net sales	$3,199,970	$4,272,958	$7,484,923	$8,495,002
Cost of goods sold	2,726,483	3,146,302	6,085,055	6,215,432
Gross profit	473,487	1,126,656	1,399,868	2,279,570
Operating expenses	1,157,688	1,162,170	2,156,627	2,263,606
Income from operations	(684,201)	(35,514)	(756,759)	15,964
Other expenses	168,758	169,551	416,103	313,754
Net loss	$(852,959)	$(205,065)	$(1,172,862)	$(297,790)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated interim financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020, except as discussed below.

On August 6, 2020, the Company entered into the Tenth Amendment to Loan and Security Agreement (the “Amendment”), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank, as agent and a lender, and each of the other lenders from to time to time party thereto, including City National Bank. The Amendment amends the Credit Facility to, among other things, (i) extend the revolving period to October 31, 2020, until which date the Company may receive additional advances at the discretion of the lenders; and (ii) commence the amortization period beginning August 1, 2020.

During the amortization period, the limit on the Company's debt service coverage ratio under the Credit Facility decreases to 1.25 to 1.00 as of the end of any quarter, from 1.40 to 1.00 as of the end of any quarter prior to the amortization period. In addition, the Company is required during the amortization period to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following July 31, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.3 million for each succeeding calendar quarter until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections the Company receives from its portfolio companies must generally be paid to the lenders to pay down the Company's obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds the Company receives from the sale or issuance of its equity or debt securities during the amortization period must generally be applied to the prepayment of the Company's obligations under the Credit Facility.

In addition, subsequent to June 30, 2020, the COVID-19 pandemic and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of certain of the Company's portfolio companies and has adversely affected, and threatens to continue to adversely affect, the respective operations of the Company and HCAP Advisors. Given the dynamic nature of this situation, the Company cannot reasonably estimate the full impact of COVID-19 on its financial condition, results of operations, or cash flows in the future. However, the Company does expect that it could have a material adverse impact on future net investment income, the fair value of portfolio investments, and the results of operations and financial condition of the Company and its portfolio companies.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Six Months Ended June 30, 2020

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2020 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$(64,551)	$—	$—	$412,500	$—	$(64,551)	$347,949

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (13) (20)	—	(362,100)	—	3,783,600	—	(362,100)	3,421,500

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8) (20)	—	120,000	—	4,208,500	270,000	—	4,478,500

	Membership Interest (100% membership interests)	(7) (8)	—	—	—	—	—	—	—

Total More Than 25% Owned Portfolio Companies			$(64,551)	$(242,100)	$—	$8,404,600	$270,000	$(426,651)	$8,247,949

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$—	$—	$—	$345,980	$—	$—	$345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (12.00%)	(16)	—	111,830	504,800	6,819,708	173,579	(87,500)	6,905,787

	Senior Secured Revolving Line of Credit, due 05/2022 (10.00%)	(6)	—	—	—	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	(117,490)	—	274,136	—	(117,490)	156,646

	Common Equity Warrants (8.50% fully diluted common equity)	(7)	—	(88,442)	—	275,104	—	(88,441)	186,663

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(15)	—	(21,464)	286,274	5,566,763	10,105	(91,049)	5,485,819

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2020 Value
	Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(6)	—	174	1,062	—	64,268	(403)	63,865

	Class A Membership Interest (5.10% fully diluted common equity)	(7)	—	2,435,726	—	4,799,331	2,435,725	—	7,235,056

Northeast Metal Works LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash + 4.00% PIK)	(14)	—	(889,372)	840,689	11,596,969	271,080	(889,372)	10,978,677

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(17)	—	(125,089)	530,664	6,828,238	1,118,896	(224,233)	7,722,901

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(6)	—	—	313	—	100,000	(100,000)	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(7)	—	159,360	—	227,035	159,360	—	386,395

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)	(16)	—	86,372	398,242	5,131,294	111,969	—	5,243,263

	Common Equity Interest (10.08% fully diluted common equity)	(7)	—	(193,832)	—	360,000	—	(193,832)	166,168

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	(116,407)	—	237,579	—	(116,407)	121,172

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (11.38%; 3M LIBOR + 11.00%)	(12)	—	(339,358)	199,170	3,175,500	10,858	(339,358)	2,847,000

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2020 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (6.88%; 3M LIBOR + 6.50%)	(6)	—	(26,597)	61,056	1,536,097	—	(26,597)	1,509,500

	Common Stock (8.98% fully diluted common equity)	(7)	—	(257,500)	—	257,500	—	(257,500)	—

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$—	$617,911	$2,822,270	$47,431,234	$4,455,840	$(2,532,182)	$49,354,892

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from a new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded as of June 30, 2020.
(7)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of June 30, 2020.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Construction & Building
(16)	Industry: Services: Business
(17)	Industry: Telecommunications
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(20)	This debt investment is on non-accrual status as of June 30, 2020.

As of June 30, 2020, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$51,083,215	$48,656,812	46.6%	79.7%
Equity	12,378,016	8,946,029	8.6%	14.7%
Total	$63,461,231	$57,602,841	55.2%	94.4%

The rate types of affiliate debt investments at fair value as of June 30, 2020 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,958,477	$25,784,464	24.8%	42.3%
Floating Rate	23,124,738	22,872,348	21.9%	37.5%
Total	$51,083,215	$48,656,812	46.7%	79.8%

The industry composition of affiliate investments at fair value as of June 30, 2020 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$737,706	$693,929	0.7%	1.1%
Capital Equipment	4,888,316	4,356,500	4.2%	7.1%
Construction & Building	8,282,964	12,784,740	12.2%	21.0%
Healthcare & Pharmaceuticals	13,695,702	7,900,000	7.6%	13.0%
Metals & Mining	14,902,047	10,978,677	10.5%	18.0%
Services: Business	13,016,688	12,779,699	12.2%	20.9%
Telecommunications	7,937,808	8,109,296	7.8%	13.3%
Total	$63,461,231	$57,602,841	55.2%	94.4%

The geographic concentrations of affiliate investments at fair value as of June 30, 2020 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$34,129,200	$32,290,336	31.0%	52.9%
Northeast	20,656,517	16,509,280	15.8%	27.1%
South	8,675,514	8,803,225	8.4%	14.4%
Total	$63,461,231	$57,602,841	55.2%	94.4%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (12)	$(271,811)	$—	$—	$684,311	$—	$(271,811)	$412,500

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (14)	—	(164,400)	—	3,948,000	98,949	(263,349)	3,783,600

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8)	—	(7,500)	—	3,716,000	637,271	(144,771)	4,208,500

	Membership Interest (100% membership interests)	(7) (12)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(271,811)	$(471,900)	$—	$8,348,311	$1,036,220	$(979,931)	$8,404,600

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (12)	$—	$(290,020)	$140,028	$636,000	$—	$(290,020)	$345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)	(17)	—	(31,290)	702,214	—	7,055,165	(235,457)	6,819,708

	Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(6)	—	—	1,189	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	24,136	—	—	274,136	—	274,136

	Common Equity Warrants (8.50% fully diluted common equity)	(7)	—	88,135	—	—	275,104	—	275,104

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(16)	—	8,305	876,031	6,911,000	26,679	(1,370,916)	5,566,763

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value

	Class A Membership Interest (5.10% fully diluted common equity)	(7) (10)	—	1,645,922	—	973,500	3,825,831	—	4,799,331

Northeast Metal Works, LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(15) (22)	—	(1,324,367)	1,788,632	10,223,500	2,697,836	(1,324,367)	11,596,969

	Revolving Line of Credit, due 12/2019	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(18)	—	110,182	503,510	—	6,828,238	—	6,828,238

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(6)	—	—	1,493	—	—	—	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity	(7)	—	27,035	—	—	227,035	—	227,035

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(17)	—	—	334,580	—	5,131,294	—	5,131,294

	Common Equity Interest (10.10% fully diluted common equity)	(7)	—	—	—	—	360,000	—	360,000

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	—	—	—	237,579	—	237,579

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)	(13)	—	(14,714)	480,646	3,341,000	24,214	(189,714)	3,175,500

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(6)	—	—	138,062	1,336,097	200,000	—	1,536,097

	Common Stock (8.98% fully diluted common equity)	(7)	—	69,000	—	188,500	69,000	—	257,500

Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$394,824	$5,055,135	$25,107,097	$27,335,361	$(5,011,224)	$47,431,234

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2019.
(7)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in ICC into shares of ICC's membership interests.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	During the year ended December 31, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.
(11)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of December 31, 2019.
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for more information.
(21)	The Company exited this investment in 2019.
(22)	On May 22, 2019, Northeast Metal Works, LLC ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender through the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date on which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of Northeast Metal Works. As a result, the Company reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750. On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to pay off the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

As of December 31, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$49,627,468	$48,646,669	41.6%	72.8%
Equity	12,442,567	7,189,165	6.2%	10.8%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The rate type of affiliate debt investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,563,148	$26,408,777	22.6%	39.5%
Floating Rate	22,064,320	22,237,892	19.0%	33.3%
Total	$49,627,468	$48,646,669	41.6%	72.8%

The industry composition of affiliate investments at fair value as of December 31, 2019 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.1%
Capital Equipment	4,877,458	4,969,097	4.3%	7.4%
Construction & Building	8,278,753	10,366,094	8.9%	15.5%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Services: Business	13,016,841	13,097,821	11.2%	19.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.6%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The geographic concentrations of affiliate investments at fair value as of December 31, 2019 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$33,989,881	$30,696,239	26.3%	46.0%
Northeast	20,359,841	17,325,842	14.8%	25.9%
South	7,720,313	7,813,753	6.7%	11.7%
Total	$62,070,035	$55,835,834	47.8%	83.6%

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

Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements, and future results could differ materially from historical performance, for any reason, including the risk factors discussed in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to:

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

COVID-19 Update

The COVID-19 pandemic, and the related effects on the U.S. and global economies, has had adverse consequences for the business operations of certain of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors.

We are continuing to monitor the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, and we have continued to fund existing unfunded revolving lines of credit when requests have been made from our portfolio companies and intend to continue to do so. We may also participate in follow-on investments with respect to existing portfolio companies. Due to the adverse effects of the COVID-19 pandemic on our operations and our liquidity, we have decided to temporarily cease to make and originate new investments. We will decide to resume to make and originate new investments when we believe it is prudent in light of our capital needs and contractual obligations, and in the best interests of us and our stockholders.

Neither our management nor our board of directors can predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic impact, and we cannot predict the extent and duration of various travel restrictions, business closures and other quarantine measures imposed, or may in the future be imposed, by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to accurately predict the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain of our portfolio companies will, and will continue to, experience financial distress and possibly default on their financial obligations to us and their other capital providers. This risk is amplified with respect to portfolio companies operating in certain industries, such as aerospace and defense, beverage, food and tobacco, construction and building, consumer goods, retail, business services, energy services and others. For example, in June 2020, one of our portfolio companies, General Nutrition Centers, Inc. ("GNC"), filed for bankruptcy and has been placed on non-accrual status as of June 30, 2020. Subsequent to June 30, 2020, we invested in a new debtor-in-possession term loan in GNC, converted approximately $1.0 million of our existing senior secured term loan into a new first lien first-out term loan, and expect to receive our pro rata share of equity in the post-restructured GNC if the current reorganization plan is finalized.

Some of our portfolio companies have taken steps to reduce operating expenses, such as significantly curtailing business operations, reducing headcounts and/or deferring capital expenditures, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, which decrease could be material. To mitigate these risks, a majority of our portfolio companies have applied for and received approval for loans under the U.S. Small Business Administration's ("SBA") Paycheck Protection Program ("PPP Loan") created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act. Assuming that the PPP Loan proceeds are used to cover certain costs and expenses (e.g. documented payroll, mortgage interest, rent, and utility costs) and certain conditions are met, these PPP Loans could be completely forgiven by the U.S. federal government. Through the date of this filing, fifteen of our portfolio companies have applied for and received approval of PPP Loans totaling $30.3 million. In addition, certain portfolio companies are in the process of applying for financing under the Federal Reserve's Main Street Lending program and, if successful, financing received by these portfolio companies can be used to satisfy their debt obligations to us and finance their current operations. As of June 30, 2020, we had four portfolio companies, with a combined fair value of $17.8 million, on non-accrual status. The effects of the COVID-19 pandemic discussed above increase the risk that we will place additional portfolio investments on non-accrual status in the future.

The COVID-19 pandemic and its effects on our portfolio companies have already had adverse material effects on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. During the six months ended June 30, 2020 we added three portfolio companies, ProAir Holdings Corporation, GK Holdings, Inc., and GNC, to our non-accrual assets. We may need to restructure our investments in some of our portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could result in reduced interest payments, an increase in the amount of “paid-in-kind” or “PIK” interest we receive, and the placement of any such investment on non-accrual status. Certain restructurings of our portfolio investments included in the borrowing base for our Credit Facility or any future credit facility could result in a reduction in any such borrowing base, which may have a material adverse effect on our results of operations, financial condition and available liquidity going forward. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing borrowings, including existing borrowings and required amortization payments under the Credit Facility and existing borrowings under the 2022 Notes, and any distribution payments to stockholders. As discussed below, under “Financial Condition, Liquidity and Capital Resources,” our board of directors has already taken action to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and has determined to suspend the declaration of any future dividends until further notice. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.

Primarily as a result of the COVID-19 pandemic, we have had a significant reduction in our net asset value as of June 30, 2020, as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of June 30, 2020 primarily resulted from the aggregate unrealized depreciation of our investment portfolio due to decreases in the fair value of some of our portfolio company investments, which is primarily the result of the adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

As of June 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the Credit Facility contains events of default and cross-default provisions relating to other indebtedness, as well as affirmative and negative covenants, including, among other things: (i) a limit on our senior debt-to-tangible equity ratio of 1.00 to 1.00 at any time; (ii) a limit on our total debt-to-tangible equity ratio of 1.40 to 1.00 at any time; (iii) a limit on our debt service coverage ratio of 1.40 to 1.00 as of the end of any quarter prior to the amortization period (which ratio is reduced to 1.25 to 1.00 during the amortization period, which commenced on August 1, 2020; (iv) a requirement that our tangible net worth not be less than $58.0 million; (v) minimum liquidity; and (vi) maintenance of RIC and BDC status. The 2022 Notes Indenture also contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC), and, (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC).

As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and with the covenants under the terms of the Credit Facility and under the 2022 Notes Indenture. However, any continued increase in net unrealized depreciation on our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of (i) triggering the 1940 Act asset coverage covenants under the 2022 Notes Indenture, which would limit our ability to raise debt capital, pay distributions to our stockholders, and repurchase shares of our common stock, (ii) reducing our borrowing base under the Credit Facility or any future credit facility going forward, and (iii) breaching certain covenants under the Credit Facility, including but not limited to those relating to tangible net worth and debt service coverage ratio. In the event that unrealized depreciation in the fair value of portfolio investments included in the borrowing base of the Credit Facility or any future credit facility or other factors cause our aggregate outstanding borrowings under the Credit Facility or such other credit facility to exceed the applicable borrowing base, we would be required to immediately prepay the lenders an amount equal to such excess amount. If we are unable to remit such payment or we otherwise breach a covenant under the Credit Facility, or are unable to cure any event of default or obtain a waiver from the lenders, the lenders may choose to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests, which comprises all of our assets as of June 30, 2020, and accelerate our repayment obligations under the Credit Facility. Any such event would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. See “Item 1A — “Risk Factors — Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, 52.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), which generally are LIBOR-based. In addition, the Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Portfolio

Portfolio Composition

As of June 30, 2020, we had $104.3 million (at fair value) invested in 22 portfolio companies. As of June 30, 2020, our portfolio was comprised of approximately 76.5% senior secured debt, 11.0% junior secured debt and 12.5% equity and equity-like investments.

As of December 31, 2019, we had $116.8 million (at fair value) invested in 25 portfolio companies. As of December 31, 2019, our portfolio was comprised of approximately 73.6% senior secured debt, 16.0% junior secured debt and 10.4% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$84,968,889	$79,838,427	$87,032,136	$85,954,384
Junior Secured Debt	13,382,633	11,422,776	20,413,183	18,757,348
Equity	15,960,939	13,022,533	16,004,386	12,097,658
Total Investments	$114,312,461	$104,283,736	$123,449,705	$116,809,390

At June 30, 2020, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.4 million and $11.0 million, respectively. At December 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.1 million and $11.6 million, respectively.

At June 30, 2020, 52.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.4% of our debt investments bore interest at fixed rates. At December 31, 2019, 53.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.0% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of June 30, 2020 and December 31, 2019, was 12.8% and 14.0%, respectively. The weighted average effective yield on the entire portfolio, as of June 30, 2020 and December 31, 2019, was 9.0% and 11.3%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC, ProAir Holdings Corporation, GK Holdings, Inc, and GNC were excluded from the calculation as of June 30, 2020 because they were on non-accrual status as of that date. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of December 31, 2019 because they were on non-accrual status as of that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three and six months ended June 30, 2020 and June 30, 2019 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PIK, beginning of period	$4,102,226	$3,287,499	$3,855,222	$3,123,501
Accrual	255,109	206,245	520,071	412,878
Payments	(24,588)	(44,430)	(42,546)	(87,065)
Write-off	(827,502)	—	(827,502)	—
PIK, end of period	$3,505,245	$3,449,314	$3,505,245	$3,449,314

Investment Activity

During the three months ended June 30, 2020, we did not increase our debt investment commitments or make any new equity investments. During the three months ended June 30, 2019, we closed $14.9 million of debt investment commitments and $3.0 million of equity investments in two new and three existing portfolio companies. During the six months ended June 30, 2020, we closed $1.3 million of debt investment commitments and $0.2 million of equity investments in three existing portfolio companies. During the six months ended June 30, 2019, we closed $36.3 million of debt investment commitments and $3.1 million of equity investments in seven new portfolio companies and four existing portfolio companies.

During the three months ended June 30, 2020, we exited $6.9 million of debt investment commitments in two portfolio companies and did not exit any equity investments. During the three months ended June 30, 2019, we exited $4.0 million of debt investment commitments in two portfolio companies. During the six months ended June 30, 2020, we exited $9.0 million of debt investment commitments and $0.1 million in equity investments in three portfolio companies. During the six months ended June 30, 2019, we exited $14.5 million of debt investment commitments and $0.2 million of equity investments.

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

   The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of June 30, 2020			As of December 31, 2019
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$9.5	9.4%	2	$14.6	13.9%	3
2	29.6	32.3%	6	66.1	63.1%	13
3	15.1	16.5%	4	2.2	2.2%	1
4	29.2	32.7%	4	13.8	13.2%	2
5	7.9	9.1%	1	8.0	7.6%	1
	$91.3	100.0%	17	$104.7	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of June 30, 2020, we had investments in four portfolio companies on non-accrual status (our senior secured debt investments in Infinite Care, LLC, our junior secured debt investment in ProAir Holdings Corporation, our junior secured debt investment in GK Holdings, Inc., and our senior secured debt investment in GNC), which comprised an aggregate of 20.1% of our debt investments at cost. As of December 31, 2019, we had investments in two portfolio companies on non-accrual status (our senior secured debt investments in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)), which comprised an aggregate of 10.0% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Six Months Ended June 30, 2020 and June 30, 2019

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

Investment income for the three months ended June 30, 2020 totaled $2.6 million, compared to investment income of $3.0 million for the three months ended June 30, 2019. Investment income for the three months ended June 30, 2020 was comprised primarily of $2.2 million in cash interest, $0.3 million in PIK interest, and $0.2 million in fees earned on the investment portfolio. Investment income for the three months ended June 30, 2019 was comprised primarily of $2.5 million in cash interest, $0.2 million in PIK interest, and $0.2 million in fees earned on the investment portfolio. The decrease in investment income in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily attributable to a smaller income-earning portfolio, the addition of ProAir Holdings Corporation, GK Holdings, Inc., and GNC to our non-accrual assets and a lower weighted average effective yield on our income-earning portfolio.

Investment income for the six months ended June 30, 2020 totaled $5.9 million, compared to investment income of $6.0 million for the six months ended June 30, 2019. Investment income for the six months ended June 30, 2020 was comprised primarily of $5.0 million in cash interest, $0.5 million in PIK interest, and $0.3 million in fees earned on the investment portfolio. Investment income for the six months ended June 30, 2019 was comprised primarily of $4.9 million in cash interest, $0.4 million in PIK interest, and $0.5 million in fees earned on the investment portfolio. The decrease in investment income in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily attributable to a smaller income-earning portfolio, the addition of ProAir Holdings Corporation, GK Holdings, Inc., and GNC to our non-accrual assets, and a lower weighted average effective yield on our income-earning portfolio.

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

Operating expenses totaled $2.4 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019. Interest expense increased by $0.3 million to $1.0 million due to a higher average outstanding debt balance and a higher weighted-average interest rate on borrowings under our Credit Facility during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. In addition, during the three months ended June 30, 2020, we accelerated expensing approximately $0.1 million of deferred financing costs in accordance with ASC 470 Debt, due to the reduction in our borrowing capacity under our Credit Facility. Professional fees decreased from $0.3 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020 and general and administrative expenses remained relatively flat at $0.2 million for both the three months ended June 30, 2020 and the three months ended June 30, 2019. Professional fees and general and administrative expenses decreased as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions.

Operating expenses totaled $4.7 million for the six months ended June 30, 2020, compared to $4.4 million for the six months ended June 30, 2019. Interest expense increased by $0.5 million to $1.9 million due to a higher average outstanding debt balance and a higher weighted-average interest rate on borrowings under our Credit Facility during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. In addition, during the six months ended June 30, 2020, we accelerated expensing approximately $0.1 million of deferred financing costs in accordance with ASC 470 Debt, due to the reduction in our borrowing capacity under our Credit Facility. Professional fees decreased from $0.8 million for the six months ended June 30, 2019 to $0.5 million for the six months ended June 30, 2020 and general and administrative expenses remained relatively flat at $0.5 million for both the six months ended June 30, 2020 and the six months ended June 30, 2019. Professional fees and general and administrative expenses decreased as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions.

Base management fees for the three months ended June 30, 2020 were $0.5 million, compared to $0.5 million for the three months ended June 30, 2019. Base management fee for the six months ended June 30, 2020 were $1.1 million, compared to $1.0 million for the six months ended June 30, 2019. The increase in base management fees is attributable to a larger average amount of gross investments, at fair value, outstanding during the 2020 periods, as compared to the 2019 periods.

We did not incur any incentive fees for either of the three or six months ended June 30, 2020 or 2019 because our pre-incentive fee net investment income did not exceed the hurdle rate for the relevant periods. We only incur an incentive fee if our pre-incentive fee net investment income return exceeds a 2.0% quarterly (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return failed to meet this hurdle rate with respect to each of the relevant periods in the three and six months ended June 30, 2020 and 2019. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three-year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Administrative services expense was $0.4 million for the three months ended June 30, 2020, compared to $0.4 million for the three months ended June 30, 2019. Administrative services expense was $0.7 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019.

Net Investment Income

For the three months ended June 30, 2020, net investment income was $0.2 million, compared to $0.8 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net investment income was $1.2 million, compared to $1.6 million for the six months ended June 30, 2019.

For the three months ended June 30, 2020, net investment income per share was $0.03 compared to $0.14 for the three months ended June 30, 2019. For the six months ended June 30, 2020, net investment income per share was $0.20 compared to $0.26 for the six months ended June 30, 2019.

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

We recognized $2.2 million in net realized losses on our investments for the three months ended June 30, 2020, compared to $26,901 of net realized gains on our investments in the three months ended June 30, 2019. We recognized $2.2 million in net realized losses on our investments for the six months ended June 30, 2020, compared to $0.1 million of net realized gains on our investments in the six months ended June 30, 2019.

A summary of net realized gains and losses for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020	2019
CP Holding Co. Inc. (Choice Pet) (Junior Secured Term Loan)	$(2,038,300)	$—
Dell International L.L.C. (Senior Secured Term Loan)	—	6,151
Flight Lease VII, LLC (Common Equity Interest)	(64,551)
Northeast Metal Works LLC (Preferred Equity Interest)	—	20,750
Surge Busy Bee Holdings, LLC (Class B Equity Warrants)	(51,475)	—
Net realized gains (losses)	$(2,154,326)	$26,901

A summary of net realized gains and losses for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
CP Holding Co. Inc. (Choice Pet) (Junior Secured Term Loan)	$(2,038,300)	$—
Dell International L.L.C. (Senior Secured Term Loan)	—	6,151
Flight Lease VII, LLC (Common Equity Interest)	(64,551)	(10,890)
Flight Lease XIII, LLC (Common Equity Interest)	—	(23,680)
Fox Rent A Car, Inc. (Common Equity Warrants)	15,994	—
Mercury Network, LLC (Common Equity Units)	—	69,980
Northeast Metal Works LLC (Preferred Equity Interest)	—	20,750
Regional Engine Leasing, LLC (Residual Value)	(102,421)	—
Surge Busy Bee Holdings, LLC (Class B Equity Warrants)	$(51,475)	$—
Net realized gains (losses)	$(2,240,753)	$62,311

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $1.2 million for the three months ended June 30, 2020 compared to a net change in unrealized depreciation of $0.8 million for the three months ended June 30, 2019. The increase in net unrealized appreciation between periods is primarily due to an improvement in general economic conditions since March 31, 2020 as well as improvement in the operations and liquidity of certain portfolio companies.

Net change in unrealized depreciation on investments totaled $3.4 million for the six months ended June 30, 2020 and $1.5 million for the six months ended June 30, 2019. The increase in net unrealized depreciation between periods is primarily the result of the adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

Net Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of $0.8 million for the three months ended June 30, 2020, compared to $0.1 million net increase in net assets resulting from operations for the three months ended June 30, 2019. The change between periods are attributable to the factors discussed above.

We had a net decrease in net assets resulting from operations of $4.4 million for the six months ended June 30, 2020, compared to a $0.1 million net increase in net assets resulting from operations for the six months ended June 30, 2019. The change between periods are attributable to the factors discussed above.

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

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $8.4 million for the six months ended June 30, 2020 and used cash of $15.8 million for the six months ended June 30, 2019, primarily in connection with investment exits, fundings of new investments, interest income received, and proceeds from principal payments.

Our financing activities used cash of $0.1 million for the six months ended June 30, 2020 and provided cash of $4.3 million for the six months ended June 30, 2019. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to stockholders and net activity under our Credit Facility and, for the 2019 period, repurchases of our common stock.

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

As of June 30, 2020, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $73.8 million, and our asset coverage, as defined in the 1940 Act, was 183%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

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

In particular, election to be subject to Section II of the April 2020 Order would permit us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, would permit us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of any election to be subject to Section II of the April 2020 Order would be to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements, including under the 2022 Notes Indenture, which could result in the Company incurring additional leverage and being subject to the risks associated with additional leverage. As of the date of this filing, our board of directors has not elected to subject us to Section II of the April 2020 Order but will continue to assess its potential benefits to the Company with respect to providing additional flexibility to manage our portfolio and support our portfolio companies during the economic disruption caused by the COVID-19 pandemic.

As of June 30, 2020 and December 31, 2019, we had cash and restricted cash of $30.2 million and $21.8 million, respectively.

Credit Facility

On October 29, 2013, we entered into the Loan and Security Agreement to provide us with our $45.0 million Credit Facility. The Credit Facility is secured by all of our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC.

As of June 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

In addition, as of June 30, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on July 31, 2020 (please see "Recent Developments" below for information regarding the extension of the revolving period to October 31, 2020); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1; (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires us to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits us from repurchasing shares of our common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

The Credit Facility contains additional customary terms and conditions, including, without limitation, affirmative and negative covenants, including, without limitation, information reporting requirements, a minimum debt-service coverage ratio, and maintenance of RIC and BDC status. The Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and the occurrence of a material adverse effect. In addition, the Credit Facility provides that, upon the occurrence and during the continuation of any event of default, our administration agreement could be terminated and a backup administrator could be substituted by the agent.

The maturity date under the Credit Facility is the earlier of (x) October 30, 2021, or (y) the date that is six months prior to the maturity of any of our outstanding unsecured long-term indebtedness. Based on our outstanding 2022 Notes that mature on September 15, 2022, the maturity date under the Credit Facility is October 30, 2021. HCAP Equity Holdings, LLC became a co-borrower under the Credit Facility in August 2016, and HCAP ICC, LLC, became a borrower under the Credit Facility in November 2017.

As of June 30, 2020 and December 31, 2019, the outstanding balance on the Credit Facility was $45.0 million and $43.7 million, respectively.

See "Recent Developments" below for more information relating to the Credit Facility.

2022 Notes

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of 2022 Notes. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds from the issuance of the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of June 30, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.5 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. We used the proceeds of the 2022 Notes to redeem our 7.00% Notes due 2020 in full on September 23, 2017.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2020, our only off-balance sheet arrangements consisted of $3.2 million of unfunded revolving lines of credit and delayed draw term loans to seven of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $3.1 million of unfunded revolving lines of credit and delayed draw term loans to seven of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an external independent third-party valuation firm to arrive at what we believe to be reasonable estimates of fair value, whenever available. As of June 30, 2020, our investment portfolio had a fair value of $104.3 million and we recognized $1.2 million of net unrealized appreciation and $3.4 million of net unrealized depreciation for the three and six months ended June 30, 2020, respectively. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility and the 2022 Notes Indenture. For example, we are prohibited under the Loan and Security Agreement from declaring and paying any distribution or dividend, except to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code. We cannot assure stockholders that they will receive any dividends or distributions at a particular level.

In this regard, on March 12, 2020, we announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend) and May 28, 2020 (the "April 2020 Dividend) to record holders as of April 23, 2020 and May 21, 2020, respectively. However, our board of directors has decided to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and has determined to suspend the declaration of any future dividends until such later time as our board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests.

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

Recent Developments

On August 6, 2020, we entered into the Amendment to the Loan and Security Agreement, which amended the Credit Facility to, among other things, (i) extend the revolving period to October 31, 2020, until which date we may receive additional advances at the discretion of the lenders; and (ii) commence the amortization period beginning August 1, 2020.

During the amortization period, the limit on our debt service coverage ratio under the Credit Facility decreases to 1.25 to 1.00 as of the end of any quarter, from 1.40 to 1.00 as of the end of any quarter prior to the amortization period. In addition, we are required during the amortization period to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following July 31, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.3 million for each succeeding calendar quarter until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections we receive from our portfolio companies must generally be paid to the lenders to pay down our obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds we receive from the sale or issuance of our equity or debt securities during the amortization period must generally be applied to the prepayment of our obligations under the Credit Facility.

Subsequent to June 30, 2020, one of the members of HCAP Advisors’ investment committee (the "Investment Committee"), Carter Mack, resigned from his position as President of JMP Group and, as a result, will no longer serve on the Investment Committee. Following Mr. Mack’s resignation, the Investment Committee, which is responsible for approving all key investment decisions that are made by HCAP Advisors on our behalf, is comprised of four members: Joseph Jolson (our Chief Executive officer and Chairman of our board of directors), Richard Buckanavage (our President), James Fowler (our Chief Investment Officer) and Bryan B. Hamm, the President of Medalist Partners Corporate Finance LLC. All key investment decisions made by HCAP Advisors on our behalf, including screening, initial approvals, final commitment, funding, and material amendments, require approval from three of the four members of the Investment Committee and must include the approval of Mr. Jolson and Mr. Buckanavage.

In addition, subsequent to June 30, 2020, the COVID-19 pandemic, and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of certain of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors. Given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it could have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “COVID-19 Update” above for more information.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us or of any lenders generally extend credit to us, any of which may have a material adverse effect on our results of operations and financial condition.

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and our interest expense in connection with our interest-bearing debt and liabilities. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of June 30, 2020, fifteen of our loans, or 52.6% of the fair value of our portfolio, carried interest at floating rates. In addition, as of June 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of June 30, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by a de minimis amount. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of June 30, 2020, we had a total of $44.2 million principal balance, or 43.6% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist beyond 2021, any credit facility to which we are a party that extends beyond 2021 will need to implement the new standard that is established in the place of LIBOR or another pricing method.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modifications of the terms of a debt instrument being treated as a taxable exchange, among other requirements, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us.

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

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2020 to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which you should carefully consider before making a decision to purchase our securities, and which could materially affect our business, financial condition and/or results of operations. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On August 6, 2020, we entered into the Amendment to the Loan and Security Agreement, which amended the Credit Facility to, among other things, (i) extend the revolving period to October 31, 2020, until which date we may receive additional advances at the discretion of the lenders; and (ii) commence the amortization period beginning August 1, 2020.

The description above is only a summary of the material provisions of the Amendment and is qualified in its entirety by reference to the Company of the Amendment whih is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.         Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2
Bylaws of the Company (incorporated by reference to Exhibit (b)(1) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.1
Ninth Amendment to Loan and Security Agreement, dated as of May 20, 2020, but effective as of April 30, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to the registrant's current report on Form 8-K filed on May 27, 2020).

10.2
Tenth Amendment to Loan and Security Agreement, dated as of August 6, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto.*

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

HARVEST CAPITAL CREDIT CORPORATION

Date: August 6, 2020	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)