Form 10-Q
period 2020-09-30
Harvest Capital Credit Corp
filed 2020-11-05
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

There were 5,958,479 shares of the registrant’s common stock outstanding as of November 5, 2020.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $51,191,614 at 9/30/20 and $61,379,670 at 12/31/19)	$46,162,570	$60,973,556
Affiliated investments, at fair value (cost of $42,260,687 at 9/30/20 and $48,111,833 at 12/31/19)	41,006,699	47,431,234
Control investments, at fair value (cost of $14,021,701 at 9/30/20 and $13,958,202 at 12/31/19)	8,811,999	8,404,600
Cash	8,406,656	11,199,083
Restricted cash	29,338,582	10,648,199
Interest receivable	652,593	663,191
Accounts receivable – other	478,499	184,804
Deferred financing costs	262,742	425,379
Other assets	204,695	129,690
Total assets	$135,325,035	$140,059,736

LIABILITIES:
Revolving line of credit	$45,000,000	$43,700,000
2022 Notes (net of deferred offering costs and unamortized discount of $464,967 at 9/30/20 and $623,276 at 12/31/19)	28,285,033	28,126,724
Accrued interest payable	96,276	152,544
Accounts payable - base management fees	512,047	593,266
Accounts payable - administrative services expense	350,000	350,000
Accounts payable and accrued expenses	462,605	355,720
Total liabilities	74,705,961	73,278,254

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,600,444 issued and 5,958,479 outstanding at 9/30/20 and 6,587,819 issued and 5,945,854 outstanding at 12/31/19	6,601	6,588
Capital in excess of common stock	90,962,284	90,876,759
Treasury shares, at cost, 641,965 shares at each of 9/30/20 and 12/31/19	(6,723,505)	(6,723,505)
Accumulated overdistributed earnings	(23,626,306)	(17,378,360)
Total net assets	60,619,074	66,781,482
Total liabilities and net assets	$135,325,035	$140,059,736

Common stock outstanding	5,958,479	5,945,854

Net asset value per common share	$10.17	$11.23

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$967,288	$1,416,656	$3,598,978	$4,247,511
Cash - affiliated investments	1,083,399	1,432,203	3,490,270	3,493,857
PIK - non-affiliated/non-control investments	156,105	18,471	376,321	49,236
PIK - affiliated investments	136,526	187,334	436,381	569,447
Amortization of fees and discounts:
Non-affiliated/non-control investments	54,822	121,156	248,464	548,217
Affiliated investments	476,421	60,970	591,965	118,125
Total interest income	2,874,561	3,236,790	8,742,379	9,026,393
Other income	152,526	45,508	162,317	288,454
Total investment income	3,027,087	3,282,298	8,904,696	9,314,847

Expenses:
Interest expense - revolving line of credit	351,436	224,712	1,012,455	327,493
Interest expense - unused line of credit	25,551	74,586	115,052	268,470
Interest expense - deferred financing costs	58,085	58,258	240,245	168,898
Interest expense - 2022 Notes	440,235	440,235	1,320,705	1,320,705
Interest expense - deferred offering costs and discount	53,693	50,076	158,311	147,646
Total interest expense	929,000	847,867	2,846,768	2,233,212

Professional fees	151,246	198,360	608,570	1,016,240
General and administrative	229,934	235,277	709,622	726,849
Base management fees	512,046	578,466	1,643,020	1,613,040
Administrative services expense	350,000	350,000	1,050,000	1,050,000
Total expenses	2,172,226	2,209,970	6,857,980	6,639,341

Net Investment Income	854,861	1,072,328	2,046,716	2,675,506

Net realized gains (losses):
Non-affiliated / Non-control investments	—	—	(2,176,202)	52,451
Affiliated investments	248,294	—	248,294	20,750
Control investments	(21,950)	(92,615)	(86,501)	(103,505)
Net realized gains (losses)	226,344	(92,615)	(2,014,409)	(30,304)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(858,707)	(2,759,004)	(4,622,927)	(3,448,583)
Affiliated investments	(1,191,301)	658,765	(573,390)	665,351
Control investments	586,000	77,364	343,900	(758,030)
Net change in unrealized depreciation on investments	(1,464,008)	(2,022,875)	(4,852,417)	(3,541,262)
Total net unrealized and realized losses on investments	(1,237,664)	(2,115,490)	(6,866,826)	(3,571,566)
Net decrease in net assets resulting from operations	$(382,803)	$(1,043,162)	$(4,820,110)	$(896,060)

Net investment income per share	$0.14	$0.18	$0.34	$0.43
Net decrease in net assets resulting from operations per share	$(0.06)	$(0.17)	$(0.81)	$(0.15)
Weighted average shares outstanding, basic and diluted	5,958,479	6,053,807	5,955,513	6,171,616

 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended September 30, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of June 30, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(23,243,503)	$61,001,877
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	854,861	854,861
Net realized gains	—	—	—	—	226,344	226,344
Net change in unrealized depreciation on investments	—	—	—	—	(1,464,008)	(1,464,008)
Total decrease for the three months ended September 30, 2020	—	—	—	—	(382,803)	(382,803)
Balance as of September 30, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(23,626,306)	$60,619,074

	Common Stock
Three Months Ended September 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of June 30, 2019	6,126,724	$6,570	$92,426,143	$(4,702,931)	$(14,861,022)	$72,868,760
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	1,072,328	1,072,328
Net realized losses	—	—	—	—	(92,615)	(92,615)
Net change in unrealized depreciation on investments	—	—	—	—	(2,022,875)	(2,022,875)
Distributions to stockholders (1):
Distributions	—	—	—	—	(1,452,013)	(1,452,013)
Capital share transactions
Reinvestment of dividends	8,514	8	81,363	—	—	81,371
Share repurchases	(159,561)	—	—	(1,626,331)	—	(1,626,331)
Total increase (decrease) for the three months ended September 30, 2019	(151,047)	8	81,363	(1,626,331)	(2,495,175)	(4,040,135)
Balance as of September 30, 2019	5,975,677	$6,578	$92,507,506	$(6,329,262)	$(17,356,197)	$68,828,625

	Common Stock
Nine Months Ended September 30, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	2,046,716	2,046,716
Net realized losses	—	—	—	—	(2,014,409)	(2,014,409)
Net change in unrealized depreciation on investments	—	—	—	—	(4,852,417)	(4,852,417)
Distributions to shareholders (1):
Distributions	—	—	—	—	(1,427,836)	(1,427,836)
Capital share transactions
Reinvestment of dividends	12,625	13	85,525	—	—	85,538
Total increase (decrease) for the nine months ended September 30, 2020	12,625	13	85,525	—	(6,247,946)	(6,162,408)
Balance as of September 30, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(23,626,306)	$60,619,074

	Common Stock
Nine Months Ended September 30, 2019	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	2,675,506	2,675,506
Net realized losses	—	—	—	—	(30,304)	(30,304)
Net change in unrealized depreciation on investments	—	—	—	—	(3,541,262)	(3,541,262)
Distributions to shareholders (1):
Distributions	—	—	—	—	(4,535,329)	(4,535,329)
Capital share transactions
Reinvestment of dividends	24,165	24	237,233	—	—	237,257
Share repurchases	(421,069)	—	—	(4,373,207)	—	(4,373,207)
Total increase (decrease) for the nine months ended September 30, 2019	(396,904)	24	237,233	(4,373,207)	(5,431,389)	(9,567,339)
Balance as of September 30, 2019	5,975,677	$6,578	$92,507,506	$(6,329,262)	$(17,356,197)	$68,828,625

(1)	The Company did not make any distributions during the three months ended September 30, 2020. Distributions exceeded net investment income for the three months ended September 30, 2019 by an amount of $379,685. Net investment income exceeded distributions for the nine months ended September 30, 2020 by $618,880 and distributions exceeded net investment income for the nine months ended September 30, 2019 by $1,859,823. See "Dividends and Distributions" in Note 2.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(4,820,110)	$(896,060)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind income	(812,702)	(618,683)
Payment-in-kind income collected	140,920	124,184
Net realized losses on investments	2,014,409	30,304
Net change in unrealized depreciation of investments	4,852,417	3,541,262
Amortization of fees and discounts on investments	(840,429)	(666,342)
Amortization of deferred financing costs	240,245	168,898
Amortization of deferred offering costs and discount	158,311	147,646
Proceeds from sales of investments	1,728,081	6,078,795
Purchase of investments (net of loan origination and other fees)	(2,463,420)	(50,952,846)
Proceeds from principal payments	15,995,741	21,668,998
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	10,598	(33,408)
(Increase) decrease in accounts receivable - other and other assets	(155,589)	67,373
Increase (decrease) in accrued interest payable	(56,268)	16,576
Increase (decrease) in accounts payable and other liabilities	21,698	(295,946)

Net cash provided by (used in) operating activities	16,013,902	(21,619,249)

Cash flows from financing activities:
Borrowings on revolving credit facility	92,713,837	76,300,000
Repayment of borrowings on revolving credit facility	(91,413,837)	(57,000,000)
Financing costs	(73,642)	(23,210)
Repurchased shares (held in Treasury Stock)	—	(4,373,207)
Distributions to stockholders (net of stock issued under dividend reinvestment plan of $85,538 and $237,257, respectively)	(1,342,304)	(4,298,072)

Net cash provided by (used in) provided by financing activities	(115,946)	10,605,511

Net increase (decrease) in cash during the period	15,897,956	(11,013,738)

Cash at beginning of period	21,847,282	28,775,548

Cash at end of period (1)	$37,745,238	$17,761,810

Non-cash operating activities:
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$—	$186,970
Fair value of warrants received from Surge Hippodrome Holdings LLC	$—	$237,579
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Junior Secured Term Loan	$—	$446,494
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$—	$950,000
Conversion of General Nutrition Centers, Inc. Senior Secured Term Loan to Senior Secured Roll-up Term Loan	$964,812	$—

	Nine Months Ended September 30,
	2020	2019
Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$85,538	$237,257

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,504,479	$1,900,092
Cash paid during the period for taxes	$45,061	$46,591

(1) Consists of cash and restricted cash of $8,406,656 and $29,338,582, respectively, at September 30, 2020, and $16,344,322 and $1,417,488, respectively, at September 30, 2019.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of September 30, 2020

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (11.4%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% with a 2.25% LIBOR floor + 1.00% PIK)	(4)	$6,895,770	$6,797,583	$6,895,770
					6,895,770	6,797,583	6,895,770

Brite Media LLC (0.2%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	142,767
						125,000	142,767

Coastal Screen and Rail, LLC (12.7%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash + 3.50% PIK)	(4)	7,370,206	7,286,568	7,286,468
			Senior Secured Revolving Line of Credit, due 07/2022 (8.23%; 3M LIBOR + 8.00%)	(3)	100,000	100,000	100,000
			Preferred Equity Class B Interest 10.34% / (3.90% fully diluted common equity)	(5)		150,000	282,000
					7,470,206	7,536,568	7,668,468

Deluxe Entertainment Services Group Inc.(1.7%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 9/2024 (9.50%, LIBOR + 6.00% with a 1.00% LIBOR floor + 2.50% PIK)		522,923	522,923	522,923
			Common Equity (0.63% fully diluted common equity)			2,056,418	487,679
					522,923	2,579,341	1,010,602

General Nutrition Centers, Inc. (7.6%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 08/2020 (11.00%; LIBOR + 8.75% with a 0.75% LIBOR floor; ABR + 7.75%)	(9) (13)	2,998,961	2,910,829	2,685,000
			DIP New Money Term Loan, due upon restructuring (15.25%; Prime + 13.25%)	(9) (13)	964,812	941,502	964,812
			DIP Roll-up Term Loan, due upon restructuring (13.50%; Prime + 10.25%)	(9) (13)	964,812	901,081	964,812
					4,928,585	4,753,412	4,614,624

GK Holdings, Inc. (2.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.25%; 3M LIBOR + 10.25% + 2.00% default interest with a 1.00% LIBOR floor)	(4) (9)	3,000,000	2,972,406	1,450,000
					3,000,000	2,972,406	1,450,000

KC Engineering & Construction Services, LLC (4.8%)*	10/2017	Environmental Industries	Class A Membership Interest (2.5% fully diluted common equity)	(5)		906,761	2,905,978
						906,761	2,905,978

Peerless Media, LLC (6.0%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		3,639,914	3,612,977	3,639,914
					3,639,914	3,612,977	3,639,914

ProAir Holdings Corporation (6.6%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (17.50%; 13.50% + 4.0% PIK default interest)	(4) (9)	7,644,474	7,424,544	4,019,000
					7,644,474	7,424,544	4,019,000

Safety Services Acquisition Corp. (7.3%)*	03/2017	Services: Business	Senior Secured Term Loan, due 08/2021 (13.75%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor + 4.0% PIK)	(4)	4,420,208	4,418,045	4,340,579
	04/2012		Series A Preferred Stock (0.57% fully diluted common equity)			100,000	63,148
					4,420,208	4,518,045	4,403,727

Surge Busy Bee Holdings, LLC (11.5%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (11.15%; 1M LIBOR + 11.00%)	(4)	3,800,000	3,703,801	3,732,000

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash + 2.00% PIK)	(4)	3,591,483	3,516,203	3,261,880
			Senior Secured Revolving Line of Credit, due 11/2021 (1M LIBOR + 8.00%)	(3)	—	—	—
			Class B Equity Warrants (4.75% fully diluted common equity)			76,475	2,106
					7,391,483	7,296,479	6,995,986

Water-Land Manufacturing & Supply, LLC (4.0%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,468,498	2,415,734
					2,500,000	2,468,498	2,415,734

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(7)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$48,413,563	$51,191,614	$46,162,570

Affiliate Investments
Flight Lease XII, LLC (0.3%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(5)		197,933	197,933
						197,933	197,933

Kleen-Tech Acquisition, LLC (0.4%)*	05/2019	Services: Business	Common Equity Units (7.35% fully diluted common equity)	(5)		250,000	266,092
						250,000	266,092

National Program Management & Project Controls, LLC (21.2%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)		5,462,388	5,398,434	5,451,888
	05/2020		Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(3)	63,595	63,312	63,473
			Class A Membership Interest (5.10% fully diluted common equity)	(5)		2,791,241	7,337,701
					5,525,983	8,252,987	12,853,062

Northeast Metal Works, LLC (17.5%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (10.00%; 7.00% Cash + 3.00% PIK)		13,515,098	13,513,370	10,553,135
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(5)		1,515,520	—
					13,515,098	15,028,890	10,553,135

Slappey Communications, LLC (13.4%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)		7,781,908	7,657,050	7,781,908
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(3)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(5)		200,000	357,000
					7,781,908	7,857,050	8,138,908

Surge Hippodrome Holdings LLC (8.1%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)		5,460,000	5,170,452	4,804,158
			Common Equity Interest (10.08% fully diluted common equity)	(5)		360,000	72,525
			Common Equity Warrants (9.50% fully diluted common equity)	(5)		237,579	52,886
					5,460,000	5,768,031	4,929,569

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
V-Tek, Inc. (6.7%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (6.00%)		3,237,500	3,219,699	2,610,000
			Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(3)	1,536,097	1,536,097	1,458,000
			Common Stock (8.98% fully diluted common equity)	(5)		150,000	—
					4,773,597	4,905,796	4,068,000
Subtotal Affiliate Investments					$37,056,586	$42,260,687	$41,006,699

Control Investments
Flight Lease VII, LLC (0.5%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(8)		$325,999	$325,999
						325,999	325,999

Infinite Care, LLC (14.0%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.00%)	(6) (9)	4,740,284	3,377,702	4,031,000
			Senior Secured Revolving Line of Credit, due 01/2021 (3.00%)	(6) (9)	4,506,271	4,369,000	4,455,000
			Membership Interest (100% membership interests)	(5) (6)		5,949,000	—
					9,246,555	13,695,702	8,486,000
Subtotal Control Investments					$9,246,555	$14,021,701	$8,811,999

Total Investments at 9/30/20 (158.3%) *					$94,716,704	$107,474,002	$95,981,268

* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on September 30, 2020 or, if higher, the applicable LIBOR floor.
(3)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the accompanying Notes to the Consolidated Financial Statements for further discussion on unfunded commitments.
(4)	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(6)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of September 30, 2020. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018, 2019, and through September 30, 2020. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements for summarized financial information for ICC for the three and nine months ended September 30, 2020 and September 30, 2019.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 1.2% of the Company's total assets as of September 30, 2020.
(8)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(9)	This debt investment is on non-accrual status as of September 30, 2020.
(10)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.

(11)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(12)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
(13)	In October 2020, General Nutrition, Inc. ("GNC") was restructured upon its sale. The Company received approximately $1.9 million representing a full payoff at par of each of its New Money DIP Term Loan and its Roll-up DIP Term Loan. The Company also received an additional $1.2 million, representing a discounted payoff of its $3.0 million original tranche B-2 Term Loan and received its pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in the restructured GNC.

As of September 30, 2020, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$78,493,705	$75,079,797	78.3%	123.8%
Junior Secured Debt	13,388,371	8,407,657	8.7%	13.9%
Equity	15,591,926	12,493,814	13.0%	20.6%
Total	$107,474,002	$95,981,268	100.0%	158.3%

The rate types of debt investments at fair value as of September 30, 2020 were as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$42,707,086	$36,216,483	43.4%	59.7%
Floating Rate	49,174,990	47,270,971	56.6%	78.0%
Total	$91,882,076	$83,487,454	100.0%	137.7%

The industry composition of investments at fair value as of September 30, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$523,932	$523,932	0.6%	0.8%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	4,753,412	4,614,624	4.8%	7.6%
Capital Equipment	12,330,341	8,087,000	8.4%	13.3%
Construction & Building	15,789,555	20,521,530	21.4%	33.9%
Consumer Goods - Durable	2,468,498	2,415,734	2.5%	4.0%
Environmental Industries	906,761	2,905,978	3.0%	4.8%
Healthcare & Pharmaceuticals	13,695,702	8,486,000	8.8%	14.0%
High Tech Industries	9,769,989	8,345,770	8.7%	13.8%
Media: Advertising, Printing & Publishing	3,737,977	3,782,681	3.9%	6.2%
Media: Diversified & Production	2,579,341	1,010,602	1.1%	1.7%
Metals & Mining	15,028,890	10,553,135	11.0%	17.4%
Services: Business	17,832,554	16,595,374	17.3%	27.4%
Telecommunications	7,857,050	8,138,908	8.5%	13.4%
Total	$107,474,002	$95,981,268	100.0%	158.3%

The geographic concentrations at fair value as of September 30, 2020 were as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$41,124,454	$38,126,020	39.7%	62.9%
Northeast	36,659,788	30,733,228	32.0%	50.7%
South	22,265,216	23,103,020	24.1%	38.1%
Midwest	7,424,544	4,019,000	4.2%	6.6%
	$107,474,002	$95,981,268	100.0%	158.3%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.3%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)		$6,974,139	$6,850,952	$6,850,952
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,974,139	6,850,952	6,850,952

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	183,800
						125,000	183,800

Coastal Screen and Rail, LLC (11.4%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash plus 3.50% PIK)		7,225,434	7,116,020	7,143,830
			Senior Secured Revolving Line of Credit, due 07/2022 (9.95%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted common equity)	(6)		150,000	367,000
					7,325,434	7,366,020	7,610,830

CP Holding Co., Inc. (Choice Pet) (3.3%)*	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,233,000
					2,899,852	3,098,300	2,233,000

Deluxe Entertainment Services Group Inc. (2.9%)*	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 09/2024 (10.44%; LIBOR + 6.00% plus 2.50% PIK)	(15)	513,098	513,098	513,098
			Common Equity (0.63% fully diluted common equity)	(15)		2,056,418	1,440,739
					513,098	2,569,516	1,953,837

Flavors Holdings, Inc. (5.7%)*	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.94%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,946,828	3,775,000
					4,000,000	3,946,828	3,775,000

General Nutrition Centers, Inc. (6.2%)*	02/2019	Beverage, Food, & Tobacco	Senior Secured Term Loan, due 03/2021 (10.58%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,216,840	4,137,514
					4,326,812	4,216,840	4,137,514

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.19%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,968,933	2,246,250
					3,000,000	2,968,933	2,246,250

KC Engineering & Construction Services, LLC (3.6%)*	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		675,030	2,373,686
						675,030	2,373,686

Peerless Media, LLC (6.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor plus 0.50% PIK)		4,552,922	4,517,569	4,552,922
					4,552,922	4,517,569	4,552,922

ProAir Holdings Corporation (11.2%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)		7,500,000	7,424,544	7,500,000
					7,500,000	7,424,544	7,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
Regional Engine Leasing, LLC (3.5%)*	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR + 4.50%)		2,352,247	2,346,042	2,352,247
			Residual Value	(3)		102,421	—
					2,352,247	2,448,463	2,352,247

Safety Services Acquisition Corp. (7.0%)*	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.00%; 3M LIBOR + 8.00% with a 1.00% floor)	(5)	4,468,750	4,463,773	4,468,750
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	185,768
					4,468,750	4,563,773	4,654,518

Surge Busy Bee Holdings, LLC (12.1%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.80%; 1M LIBOR + 11.00%)		4,081,250	3,953,009	3,940,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash plus 2.00% PIK)		3,774,563	3,690,463	3,611,000
			Senior Secured Revolving Line of Credit, due 11/2021 (9.80%; 1M LIBOR+8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	357,500
					8,005,813	7,946,422	8,059,000

Water-Land Manufacturing & Supply, LLC (3.7%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,461,480	2,490,000
					2,500,000	2,461,480	2,490,000

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,419,067	$61,379,670	$60,973,556

Affiliate Investments
Flight Lease XII, LLC (0.5%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		389,757	345,980
					—	389,757	345,980

Kleen-Tech Acquisition, LLC (11.0%)*	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash plus 2.00% PIK)		7,131,721	6,850,998	6,819,708
			Senior Secured Revolving line of Credit, due 05/2022 (15.00%; 13.00% Cash plus 2.00% PIK)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	274,136
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	275,104
					7,131,721	7,287,968	7,368,948

National Program Management & Project Controls, LLC (15.5%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(4)	5,566,764	5,487,512	5,566,763
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	4,799,331
					5,566,764	8,278,753	10,366,094

Northeast Metal Works, LLC (17.3%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash plus 4.00% PIK)	(11)	13,121,048	13,115,448	11,596,969
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					13,121,048	14,630,968	11,596,969

Slappey Communications, LLC (10.6%)*	05/2019	Telecommunications	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)		6,845,352	6,718,056	6,828,238

Portfolio Company	Date**	Industry	Investment (1) (2) (12) (13) (14)		Principal	Cost	Fair Value
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor plus 0.50% PIK)	(4)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(6)		200,000	227,035
					6,845,352	6,918,056	7,055,273

Surge Hippodrome Holdings, LLC (8.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,131,294	5,131,294
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	360,000
			Common Equity Interest (9.50% fully diluted common equity)	(6)		237,579	237,579
					5,460,000	5,728,873	5,728,873

V-Tek, Inc. (7.4%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)		3,237,500	3,191,361	3,175,500
			Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Stock (8.98% fully diluted common equity)	(6)		150,000	257,500
					4,773,597	4,877,458	4,969,097
Subtotal Affiliate Investments					$42,898,482	$48,111,833	$47,431,234

Control Investments
Flight Lease VII, LLC (0.6%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$412,500	$412,500
					—	412,500	412,500

Infinite Care, LLC (12.0%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,783,600
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,356,271	4,219,000	4,208,500
			Membership Interest (100% membership interests)	(6) (7)		5,949,000	—
					9,096,555	13,545,702	7,992,100
Subtotal Control Investments					$9,096,555	$13,958,202	$8,404,600

Total Investments at 12/31/19 (174.9%) *					$110,414,104	$123,449,705	$116,809,390
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.

(7)	ICC is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

Restricted Cash

Restricted cash of $29.3 million and $10.6 million as of September 30, 2020 and December 31, 2019, respectively, was held at financial institutions in conjunction with the Company's senior secured revolving credit facility (as amended, the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees, expenses, and borrowings outstanding owed under the Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of September 30, 2020, the Company had debt investments in four portfolio companies, with a combined fair value of $18.6 million, on non-accrual status. As of December 31, 2019, the Company had debt investments in two portfolio companies, with a combined fair value of $10.2 million, on non-accrual status.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $0.2 million in net realized gains on its investments and $0.1 million in net realized losses on its investments during the three months ended September 30, 2020 and September 30, 2019, respectively. The Company recognized $2.0 million and $30,304 in net realized losses on its investments during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $1.5 million and $2.0 million in net change in unrealized depreciation during the three months ended September 30, 2020 and September 30, 2019, respectively. The Company recognized $4.9 million and $3.5 million in net change in unrealized depreciation during the nine months ended September 30, 2020 and September 30, 2019, respectively.

 Classification of Portfolio Companies

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See the table below for a breakdown of the Company's portfolio companies by classification at September 30, 2020 and December 31, 2019, respectively.

	Number of portfolio company investments by classification
	September 30, 2020	December 31, 2019
Non-Control/Non-Affiliated	13	16
Affiliated	7	7
Control	2	2
Total	22	25

Valuation of Investments

Valuation analyses of the Company’s investments are generally performed on a quarterly basis pursuant to ASC 820, Fair Value Measurement. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with applicable accounting guidance and expands disclosure of fair value measurements.

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

In the case of investments that are Level 3 assets, however, the Company’s board of directors generally receives a report on material Level 3 investments on a quarterly basis (i) from the Company’s management or HCAP Advisors' investment professionals in the form of a PMR, (ii) from an independent third-party valuation firm, or (iii) in some cases, both. In the case of investments that are Level 3 assets and have an investment rating of 1 (performing above expectations), the Company generally engages an independent third-party valuation firm to review all such material investments at least annually. In quarters where an external valuation is not prepared for such investments, the Company’s management or HCAP Advisors' investment professionals generally prepare a PMR. In the case of investments that are Level 3 assets and have an investment rating of 2 through 5 (with performance ranging from within expectations to substantially below expectations), the Company generally engages an independent third-party valuation firm to review such material investments quarterly (and may receive a PMR in addition to the review of the independent external valuation firm where the Level 3 assets have an investment rating of 3 through 5). However, in certain cases for Level 3 assets, the Company may determine that it is more appropriate for HCAP Advisors' investment professionals to prepare a PMR instead of engaging an independent third-party valuation firm on a quarterly basis, because a third-party valuation is not cost effective or the nature of the investment does not warrant a quarterly third-party valuation. In addition, under certain unique circumstances, the Company may determine that a formal valuation report is not likely to be informative, and neither a third-party valuation report nor a report from the Company’s management or HCAP Advisors' investment professionals is prepared. Such circumstances might include, for example, an instance in which the investment has paid off after the period end date but before the board of directors meets to discuss the valuations.

Further, Level 3 debt investments that have closed within six months of the measurement date are valued at cost unless unique circumstances dictate otherwise.

 Valuation Methodology

The following section describes the valuation methods and techniques used to measure the fair value of the investments.

Fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of the Company's management, are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which management has deemed there to be enough breadth (number of quotes) and depth to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms-length transaction, (iii) the market approach (enterprise value), (iv) the income approach (discounted cash flow analysis), or (v) the bond yield approach.

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

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's Credit Facility. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of September 30, 2020 and December 31, 2019 was $0.3 million and $0.4 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended September 30, 2020 and September 30, 2019 was $0.1 million and $0.1 million, respectively. Amortization expense relating to deferred debt financing costs during the nine months ended September 30, 2020 and September 30, 2019 was $0.2 million and $0.2 million, respectively.

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 2022 Notes (defined below in Note 3), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of September 30, 2020 and December 31, 2019 was $0.5 million and $0.6 million, respectively. Amortization expense of the deferred offering costs was $53,693 and $50,076 for the three months ended September 30, 2020 and September 30, 2019, respectively. Amortization expense of the deferred offering costs during the nine months ended September 30, 2020 and September 30, 2019 was $0.2 million and $0.1 million, respectively.

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

During the three months ended September 30, 2020, the Company did not pay any distributions. During the three months ended September 30, 2019, the Company paid distributions totaling $0.24 per share. During the nine months ended September 30, 2020 and September 30, 2019, the Company paid distributions totaling $0.24 and $0.74 per share, respectively.

On March 12, 2020, the Company announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend") and May 28, 2020 (the "April 2020 Dividend") to record holders as of April 23, 2020 and May 21, 2020, respectively. However, the board of directors has decided to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and has determined to suspend the declaration of any future dividends until such later time as the board of directors determines is prudent in light of the Company's capital needs and contractual obligations, and in the Company's stockholders' best interests.

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

One of the Company's wholly-owned taxable subsidiaries, HCAP Equity Holdings LLC, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by it. The purpose of HCAP Equity Holdings LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages. HCAP Equity Holdings LLC is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of interests in portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations.

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not incur any deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during the three or nine months ended September 30, 2020 and 2019.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of September 30, 2020. The Company is not currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2016-2019 for the Company remain subject to examination by the IRS. The state tax years 2014 - 2019 for the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company does not estimate that it will incur an excise tax for the fiscal year ended December 31, 2020. The Company did not incur an excise tax expense for the year ended December 31, 2019.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	September 30, 2020	December 31, 2019
Revolving line of credit	$45,000,000	$43,700,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$73,750,000	$72,450,000

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of September 30, 2020 were 5.7% and 1.4 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2019 were 5.4% and 2.2 years, respectively.

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

As of September 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
In addition, as of September 30, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on October 31, 2020 (please see "Note 13. Subsequent Events" for more information regarding the extension of the revolving period to January 31, 2021); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on the Company’s debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant for the Company that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires the Company to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits the Company from repurchasing shares of its common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for the Company to maintain its eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold for the Company of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

Beginning as of August 1, 2020, during the amortization period, the Company is required to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following July 31, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.3 million for each succeeding calendar quarter until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections the Company receives from its portfolio companies must generally be paid to the lenders to pay down the Company's obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds the Company receives from the sale or issuance of its equity or debt securities during the amortization period must generally be applied to the prepayment of the Company's obligations under the Credit Facility.

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
As of September 30, 2020 and December 31, 2019 the outstanding balance on the Credit Facility was $45.0 million and $43.7 million, respectively. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the covenants under the Credit Facility.
See "Note 13. Subsequent Events" for more information regarding the Credit Facility.

2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of September 30, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.5 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. The Company used the proceeds of the 2022 Notes to redeem its 7.00% Notes due 2020 in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at any time at the Company's option at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations of the Company and rank pari passu with any existing and future unsecured unsubordinated indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness of the Company, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the Nasdaq Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains certain covenants, including covenants (i) prohibiting the Company’s issuance of any senior securities unless, immediately after such issuance, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”)); (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of its common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the covenants under the 2022 Notes Indenture.

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
As of September 30, 2020 and December 31, 2019, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $73.8 million and $72.5 million, respectively, and as of September 30, 2020, and December 31, 2019, the Company's asset coverage, as defined in the 1940 Act, was 182% and 192%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 48.2% and 40.8% of total principal balance outstanding as of September 30, 2020 and December 31, 2019, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 29.3% and 29.6% of total investment income for the three months ended September 30, 2020 and September 30, 2019, respectively. Investment income from the five largest debt investments accounted for approximately 33.3% and 26.6% of total investment income for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Note 5. Stockholders' Equity

The following table summarizes the Company's common stock activity for each of the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares repurchased	—	$—	(159,561)	$(1,626,331)	—	$—	(421,069)	$(4,373,207)
Dividends reinvested	—	—	8,514	81,371	12,625	85,538	24,165	237,257
Total	—	$—	(151,047)	$(1,544,960)	12,625	$85,538	(396,904)	$(4,135,950)

As of September 30, 2020 and 2019, the Company had no dilutive securities outstanding.

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

During the three months ended September 30, 2020 the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2019, the Company repurchased 159,561 shares of its common stock at an average price of $10.19 per share, for an aggregate purchase price of $1.6 million. During the nine months ended September 30, 2020, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2019, the repurchased 421,069 shares of its common stock at an average price of $10.39 per share for an aggregate purchase price of $4.4 million.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker "HCAPZ". As of September 30, 2020 and December 31, 2019, the fair value of the 2022 Notes was $27.9 million and $29.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective dates.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of September 30, 2020 and December 31, 2019 was $45.0 million and $43.7 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of September 30, 2020 and December 31, 2019, unfunded commitments totaled $2.3 million and $3.1 million, respectively, and if funded, their estimated fair values on such dates were $2.3 million and $3.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

	Fair Values as of September 30, 2020
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$75,079,797	$75,079,797
Junior Secured	—	—	8,407,657	8,407,657
Equity and Equity Related Securities	—	—	12,493,814	12,493,814
	$—	$—	$95,981,268	$95,981,268

	Fair Values as of December 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$85,954,384	$85,954,384
Junior Secured	—	—	18,757,348	18,757,348
Equity and Equity Related Securities	—	—	12,097,658	12,097,658
	$—	$—	$116,809,390	$116,809,390

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of September 30, 2020 and December 31, 2019, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at September 30, 2020	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$75,079,797	Bond Yield	Risk adjusted discount factor	5.8% - 15.0%	10.9%

		Income	Weighted average cost of capital	8.0% - 24.3%	13.7%

Junior Secured	$8,407,657	Market	Risk adjusted discount factor	45.0% - 45.0%	45%

		Market	EBITDA multiple	5.5x - 5.5x	5.5x

		Income	Weighted average cost of capital	17.5% - 17.5%	17.5%

Equity and Equity Related Securities	$12,493,814	Market	EBITDA multiple	5.0x - 9.5x	9.0x

		Market	Book value multiple	1.0x - 1.0x	1.0x

Type of Investment	Fair Value at December 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$85,954,384	Bond Yield	Risk adjusted discount factor	8.0% - 31.8%	17.6%

		Market	EBITDA multiple	3.8x - 12.0x	10.1x

		Market	Revenue multiple	3.3x - 3.3x	3.3x

		Income	Weighted average cost of capital	3.5% - 30.0%	13.2%

Junior Secured	$18,757,348	Bond Yield	Risk adjusted discount factor	27.5% - 27.5%	27.5%

		Market	EBITDA multiple	5.0x - 7.8x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.0% - 32.5%	16.7%

Equity and Equity Related Securities	$12,097,658	Market	EBITDA multiple	5.0x - 12.0x	7.4x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

  The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the nine months ended September 30, 2020 and September 30, 2019. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur:

	Nine Months Ended September 30, 2020
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of September 30, 2020

Fair value of portfolio, beginning of period	$85,954,384	$18,757,348	$12,097,658	$116,809,390
New/Add-on investments/principal increases	3,499,023	—	231,731	3,730,754
Principal payments received/principal reductions	(13,314,587)	(4,000,000)	—	(17,314,587)
Sales of investments	—	(1,060,000)	(652,087)	(1,712,087)
Loan origination and other fees received	(298,514)	(4,000)	—	(302,514)
Payment-in-kind interest earned	802,877	9,825	—	812,702
Accretion of deferred loan origination fees/discounts	772,768	67,662	—	840,430
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	(2,038,300)	7,897	(2,030,403)
Change in unrealized appreciation (depreciation) on investments	(2,336,154)	(3,324,878)	808,615	(4,852,417)
Fair value of portfolio, end of period	$75,079,797	$8,407,657	$12,493,814	$95,981,268
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2020	$(2,361,239)	$(4,362,006)	$794,329	$(5,928,916)

	Nine Months Ended September 30, 2019
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of September 30, 2019

Fair value of portfolio, beginning of period	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	44,041,031	446,494	3,737,138	48,224,663
Principal payments received/principal reductions	(7,700,773)	(15,312,804)	(230,115)	(23,243,692)
Sales of investments	—	—	(100,750)	(100,750)
Loan origination and other fees received	(1,852,715)	—	—	(1,852,715)
Payment-in-kind interest earned	355,541	263,142	—	618,683
Accretion of deferred loan origination fees/discounts	477,777	187,169	—	664,946
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	(10,314,500)	10,314,500	—	—
Net realized losses on investments	—	—	(106,435)	(106,435)
Change in unrealized appreciation (depreciation) on investments	(2,972,046)	(2,132,300)	1,563,084	(3,541,262)
Fair value of portfolio, end of period	$76,643,412	$26,997,625	$11,936,263	$115,577,300
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2019	$(2,890,453)	$(2,453,502)	$1,605,089	$(3,738,866)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020 and September 30, 2019.

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

Management fee expense for the three months ended September 30, 2020 and September 30, 2019 totaled $0.5 million and $0.6 million, respectively. Management fee expense for the nine months ended September 30, 2020 and September 30, 2019 totaled $1.6 million and $1.6 million, respectively.

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

The Company did not incur an income-based incentive fee for any of the three or nine months ended September 30, 2020 or September 30, 2019.

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

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded a net change in unrealized depreciation of $1.5 million and $2.0 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company recorded a net change in unrealized depreciation of $4.9 million and $3.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The Company recorded net realized gains of $0.2 million for the three months ended September 30, 2020 and net realized losses of $0.1 million for the three months ended September 30, 2019. The Company recorded net realized losses of $2.0 million and $30,304 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The Company did not incur a capital gains incentive fee for any of the three or nine months ended September 30, 2020 or September 30, 2019.

Total base management fees and incentive fees expense was $0.5 million and $0.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Total base management fees and incentive fees expense was $1.6 million and $1.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Total accrued base management fees and incentive management fees payable were $0.5 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

HCAP Advisors agreed to cap the amounts payable by the Company under the administration agreement to $1.4 million during each of the 2020 and 2019 fiscal years. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, HCAP Advisors is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance and will not count against the $1.4 million cap on amounts payable by the Company under the administration agreement.

Total administrative services expense was $0.4 million and $0.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Total administrative services expense was $1.1 million and $1.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Accrued administrative services fees payable were $0.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

In February 2019, in accordance with the Exemptive Relief, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. The revolving line of credit was subsequently cancelled. As of September 30, 2020, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $3.6 million senior secured term loan. As of December 31, 2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.6 million senior secured term loan.

Note 8. Commitments and Contingencies

At September 30, 2020, the Company had a total of $2.3 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans for five of the Company’s debt investments. As of December 31, 2019, the Company had a total of $3.1 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans on seven of the Company’s debt investments. The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Back Porch International, Inc.	$—	$—	$500,000	$491,168
Coastal Screen and Rail, LLC	850,000	850,000	850,000	850,000
Kleen-Tech Acquisition, LLC	—	—	400,000	382,500
National Program Management & Project Controls, LLC	35,600	35,532	100,000	100,000
Slappey Communications, LLC	500,000	500,000	500,000	498,750
Surge Busy Bee Holdings, LLC	450,000	425,794	300,000	300,000
V-Tek, Inc.	463,903	440,317	463,903	463,903
Total	$2,299,503	$2,251,643	$3,113,903	$3,086,321

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

Distributions

On March 12, 2020, the Company announced the $0.08 per share March 2020 Dividend and the $0.08 per share April 2020 Dividend payable on April 30, 2020 and May 28, 2020, respectively, to record holders as of April 23, 2020 and May 21, 2020, respectively. However, the board of directors has decided to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and has determined to suspend the declaration of any future dividends until such later time as the board of directors determines is prudent in light of the Company's capital needs and contractual obligations, and in the Company's stockholders' best interests.

Note 9. Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares outstanding as of September 30, 2020 or September 30, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase decrease in net assets resulting from operations	$(382,803)	$(1,043,162)	$(4,820,110)	$(896,060)
Weighted average shares outstanding (basic and diluted)	5,958,479	6,053,807	5,955,513	6,171,616
Net decrease in net assets resulting from operations per share	$(0.06)	$(0.17)	$(0.81)	$(0.15)

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes of approximately $0.3 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively. As HCAP Equity Holdings, LLC has historically generated taxable losses, the Company cannot assume as of September 30, 2020 that it will be able to utilize this net operating loss to offset future taxable income. As a result, any deferred income tax assets, resulting from a net operating loss carry forward and deferred taxes on net unrealized losses, include certain future tax benefits that management believes will not be utilized, and as such, the Company has recorded a full valuation allowance. The loss carryforward does not expire.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and September 30, 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$11.23	$12.30
Net investment income (1)	0.34	0.43
Realized losses on investments (1)	(0.34)	—	(5)
Net change in unrealized depreciation on investments (1)	(0.81)	(0.58)
Net decrease in net assets from operations (1)	(0.81)	(0.15)
Distributions (2)	(0.24)	(0.74)
Total distributions	(0.24)	(0.74)
Effect of shares repurchased / issued	(0.01)	0.11
Net asset value at end of period	$10.17	$11.52
Net assets at end of period	60,619,074	68,828,625
Shares outstanding at end of period	5,958,479	5,975,677
Weighted average shares outstanding (basic and diluted)	5,955,513	6,171,616
Per share closing price at end of period	$3.45	$9.95
Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	(6.20)%	0.90%
Total investment return (not annualized) (4)	(59.25)%	6.66%
Average Net Assets	$62,541,081	$73,754,722
Ratio of expenses to average net assets (annualized)	14.62%	12.00%
Ratio of net investment income to average net assets (annualized)	4.36%	4.84%
Portfolio Turnover Ratio	3.13%	28.00%
Asset Coverage Ratio	182%	206%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	Net investment income for the nine months ended September 30, 2020 exceeded distributions by $618,880 and distributions exceeded net investment income for the nine months ended September 30, 2019 by $1,859,823. See "Dividends and Distributions" in Note 2.
(3)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(4)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

(5)	Rounds to less than $0.01 per share.

Note 12. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the three and nine months ended September 30, 2020. The financial information presented below includes a summarized income statement for Infinite Care, LLC, for each of the three and nine months ended September 30, 2020 and September 30, 2019.

Income Statement - Infinite Care, LLC	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net sales	$4,660,937	$4,298,601	$12,145,860	$12,793,602
Cost of services	3,128,551	3,221,744	9,213,606	9,437,176
Gross profit	1,532,386	1,076,857	2,932,254	3,356,426
Operating expenses	1,107,153	1,150,079	3,263,780	3,413,685
Income from operations	425,233	(73,222)	(331,526)	(57,259)
Other expenses	312,222	291,587	728,325	599,099
Net income (loss)	$113,011	$(364,809)	$(1,059,851)	$(656,358)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated interim financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020, except as discussed below.

On October 7, 2020, the Company received approximately $1.9 million representing a full payoff at par of each of its New Money DIP Term Loan and its Roll-up DIP Term Loan, in connection with GNC's restructuring. On October 30, 2020, the Company also received an additional $1.2 million, representing a discounted payoff of its $3.0 million original tranche B-2 Term Loan and received its pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in the restructured GNC.

On October 30, 2020, the Company received $7.8 million from Slappey Communications, LLC ("Slappey"), representing a full payoff at par of its senior secured term loan and terminated its senior secured revolving line of credit. In connection with the payoff, the Company also received a prepayment fee in the amount of $0.1 million. The Company retained its equity investment in Slappey and funded its pro rata share of an equity contribution in the amount of $0.1 million.

On October 30, 2020, the Company entered into the Eleventh Amendment to the Loan and Security Agreement (the "Amendment"), by and among the Company, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto, including City National Bank. The Amendment amends the Credit Facility to, among other things, (i) extend the revolving period to January 31, 2021, until which date the Company may receive additional advances at the discretion of the lenders; and (ii) amend the definition of "debt service" to exclude from the calculation of the debt service coverage ratio, for any period from August 1, 2020 through December 31, 2020, an amount equal to the lesser of (x) the amount of the required monthly amortization payments for the relevant period and (y) the aggregate amount of all prepayments of principal (both voluntary and mandatory) collected by the Company during the relevant period.

As of November 5, 2020, the Company's outstanding indebtedness under its Credit Facility equaled $6.7 million.

Subsequent to September 30, 2020, the COVID-19 pandemic and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of certain of the Company's portfolio companies and has adversely affected, and threatens to continue to adversely affect, the respective operations of the Company and HCAP

Advisors. Given the dynamic nature of this situation, the Company cannot reasonably estimate the full impact of COVID-19 on its financial condition, results of operations, or cash flows in the future. However, the Company does expect that it could have a material adverse impact on future net investment income, the fair value of portfolio investments, and the results of operations and financial condition of the Company and its portfolio companies.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Nine Months Ended September 30, 2020

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2020 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$(86,501)	$—	$—	$412,500	$—	$(86,501)	$325,999

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.00%)	(8) (13) (20)	—	247,400	—	3,783,600	247,400	—	4,031,000

	Senior Secured Revolving Line of Credit, due 01/2021 (3.00%)	(8) (20)	—	96,500	—	4,208,500	246,500	—	4,455,000

	Membership Interest (100% membership interests)	(7) (8)	—	—	—	—	—	—	—

Total More Than 25% Owned Portfolio Companies			$(86,501)	$343,900	$—	$8,404,600	$493,900	$(86,501)	$8,811,999

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$(191,824)	$43,776	$—	$345,980	$43,777	$(191,824)	$197,933

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024	(16) (21)	—	31,291	1,147,960	6,819,708	524,499	(7,344,207)	—

	Senior Secured Revolving Line of Credit, due 05/2022	(21)	—	—	—	—	—	—	—

	Common Equity Units (7.35% fully diluted common equity)	(7)	—	(8,044)	—	274,136	—	(8,044)	266,092

	Common Equity Warrants	(21)	440,118	(88,135)	—	275,104	440,118	(715,222)	—

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(15)	—	(25,798)	428,440	5,566,763	15,299	(130,174)	5,451,888

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2020 Value
	Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(6)	—	161	2,680	—	64,291	(818)	63,473

	Class A Membership Interest (5.10% fully diluted common equity)	(7)	—	2,538,371	—	4,799,331	2,538,370	—	7,337,701

Northeast Metal Works LLC	Senior Secured Term Loan, due 06/2020 (10.00%; 7.00% Cash + 3.00% PIK)	(14)	—	(1,441,756)	1,184,383	11,596,969	397,922	(1,441,756)	10,553,135

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(17)	—	14,676	800,485	6,828,238	1,151,958	(198,288)	7,781,908

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor)	(6)	—	—	313	—	100,000	(100,000)	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(7)	—	129,965	—	227,035	129,965	—	357,000

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)	(16)	—	(366,294)	600,173	5,131,294	39,158	(366,294)	4,804,158

	Common Equity Interest (10.08% fully diluted common equity)	(7)	—	(287,475)	—	360,000	—	(287,475)	72,525

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	(184,693)	—	237,579	—	(184,693)	52,886

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (6.00%)	(12)	—	(593,838)	266,294	3,175,500	28,338	(593,838)	2,610,000

Portfolio Company	Type of Investment (4) (5) (10) (18) (19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2020 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(6)	—	(78,097)	87,888	1,536,097	—	(78,097)	1,458,000

	Common Stock (8.98% fully diluted common equity)	(7)	—	(257,500)	—	257,500	—	(257,500)	—

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$248,294	$(573,390)	$4,518,616	$47,431,234	$5,473,695	$(11,898,230)	$41,006,699

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from a new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Credit facility has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded as of September 30, 2020.
(7)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement. In October 2017, the Company exercised its rights under a stock pledge of the borrower. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in the borrower to membership interests.
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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of September 30, 2020.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Construction & Building
(16)	Industry: Services: Business
(17)	Industry: Telecommunications
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(20)	This debt investment is on non-accrual status as of September 30, 2020.
(21)	The Company exited this investment in 2020.

As of September 30, 2020, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$44,305,116	$41,208,562	42.9%	68.0%
Equity	11,977,272	8,610,136	9.0%	14.2%
Total	$56,282,388	$49,818,698	51.9%	82.2%

The rate types of affiliate debt investments at fair value as of September 30, 2020 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$21,260,072	$19,039,135	19.8%	31.4%
Floating Rate	23,045,044	22,169,427	23.1%	36.6%
Total	$44,305,116	$41,208,562	42.9%	68.0%

The industry composition of affiliate investments at fair value as of September 30, 2020 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$523,932	$523,932	0.6%	0.9%
Capital Equipment	4,905,796	4,068,000	4.2%	6.7%
Construction & Building	8,252,987	12,853,062	13.4%	21.2%
Healthcare & Pharmaceuticals	13,695,702	8,486,000	8.8%	14.0%
Metals & Mining	15,028,890	10,553,135	11.0%	17.4%
Services: Business	6,018,031	5,195,661	5.4%	8.6%
Telecommunications	7,857,050	8,138,908	8.5%	13.4%
Total	$56,282,388	$49,818,698	51.9%	82.2%

The geographic concentrations of affiliate investments at fair value as of September 30, 2020 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$27,104,485	$25,673,154	26.7%	42.4%
Northeast	20,796,921	15,482,704	16.2%	25.5%
South	8,380,982	8,662,840	9.0%	14.3%
Total	$56,282,388	$49,818,698	51.9%	82.2%

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

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain of our portfolio companies will, and will continue to, experience financial distress and possibly default on their financial obligations to us and their other capital providers. This risk is amplified with respect to portfolio companies operating in certain industries, such as aerospace and defense, beverage, food and tobacco, construction and building, consumer goods, retail, business services, energy services and others. For example, in June 2020, one of our portfolio companies, General Nutrition Centers, Inc. ("GNC"), filed for bankruptcy. Subsequent to September 30, 2020, GNC was restructured upon the finalization of its plan of reorganization, in connection with which we received approximately $1.9 million, representing a full payoff at par of each of our New Money DIP Term Loan and Roll-up DIP Term Loan. We also received an additional $1.2 million in cash, in connection with the finalization of its plan of reorganization, representing a discounted payoff of our $3.0 million original tranche B-2 Term Loan and received our pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in the restructured GNC.

Some of our portfolio companies have taken steps to reduce operating expenses, such as significantly curtailing business operations, reducing headcounts and/or deferring capital expenditures, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, which decrease could be material. To mitigate these risks, a majority of our portfolio companies have applied for and received approval for loans under the U.S. Small Business Administration's ("SBA") Paycheck Protection Program ("PPP Loan") created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act. Assuming that the PPP Loan proceeds are used to cover certain costs and expenses (e.g. documented payroll, mortgage interest, rent, and utility costs) and certain conditions are met, these PPP Loans could be completely forgiven by the U.S. federal government. Through the date of this filing, fifteen of our portfolio companies have applied for and received approval of PPP Loans totaling $30.3 million. As of September 30, 2020, we had four portfolio companies, with a combined fair value of $18.6 million, on non-accrual status. The effects of the COVID-19 pandemic discussed above increase the risk that we will place additional portfolio investments on non-accrual status in the future.

The COVID-19 pandemic and its effects on our portfolio companies have already had adverse material effects on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. During the nine months ended September 30, 2020 we added three portfolio companies, ProAir Holdings Corporation, GK Holdings, Inc., and GNC, to our non-accrual assets. We may need to restructure our investments in some of our portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could result in reduced interest payments, an increase in the amount of “paid-in-kind” or “PIK” interest we receive, and the placement of any such investment on non-accrual status. Certain restructurings of our portfolio investments included in the borrowing base for our Credit Facility or any future credit facility could result in a reduction in any such borrowing base, which may have a material adverse effect on our results of operations, financial condition and available liquidity going forward. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing borrowings, including existing borrowings and required amortization payments under the Credit Facility and existing borrowings under the 2022 Notes, and any distribution payments to stockholders. As discussed below, under “Financial Condition, Liquidity and Capital Resources,” our board of directors has already taken action to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and has determined to suspend the declaration of any future dividends until further notice. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder's election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.

Primarily as a result of the COVID-19 pandemic, we have had a significant reduction in our net asset value as of September 30, 2020, as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of September 30, 2020 primarily resulted from the aggregate unrealized depreciation of our investment portfolio due to decreases in the fair value of some of our portfolio company investments, which is primarily the result of the adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

As of September 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the Credit Facility contains events of default and cross-default provisions relating to other indebtedness, as well as affirmative and negative covenants, including, among other things: (i) a limit on our senior debt-to-tangible equity ratio of 1.00 to 1.00 at any time; (ii) a limit on our total debt-to-tangible equity ratio of 1.40 to 1.00 at any time; (iii) a limit on our debt service coverage ratio of 1.25 to 1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40 to 1.00 as of the end of any quarter prior to August 1, 2020); (iv) a requirement that our tangible net worth not be less than $58.0 million; (v) minimum liquidity; and (vi) maintenance of RIC and BDC status. The 2022 Notes Indenture also contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC), and, (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC).

As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and with the covenants under the terms of the Credit Facility and under the 2022 Notes Indenture. However, any continued increase in net unrealized depreciation on our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of (i) triggering the 1940 Act asset coverage covenants under the 2022 Notes Indenture, which would limit our ability to raise debt capital, pay distributions to our stockholders, and repurchase shares of our common stock, (ii) reducing our borrowing base under the Credit Facility or any future credit facility going forward, and (iii) breaching certain covenants under the Credit Facility, including but not limited to those relating to tangible net worth and debt service coverage ratio. In the event that unrealized depreciation in the fair value of portfolio investments included in the borrowing base of the Credit Facility or any future credit facility or other factors cause our aggregate outstanding borrowings under the Credit Facility or such other credit facility to exceed the applicable borrowing base, we would be required to immediately prepay the lenders an amount equal to such excess amount. If we are unable to remit such payment or we otherwise breach a covenant under the Credit Facility, or are unable to cure any event of default or obtain a waiver from the lenders, the lenders may choose to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests, which comprises all of our assets as of September 30, 2020, and accelerate our repayment obligations under the Credit Facility. Any such event would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. See “Item 1A — “Risk Factors — Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, 56.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), which generally are LIBOR-based. In addition, the Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Portfolio

Portfolio Composition

As of September 30, 2020, we had $96.0 million (at fair value) invested in 22 portfolio companies. As of September 30, 2020, our portfolio was comprised of approximately 78.3% senior secured debt, 8.7% junior secured debt and 13.0% equity and equity-like investments.

As of December 31, 2019, we had $116.8 million (at fair value) invested in 25 portfolio companies. As of December 31, 2019, our portfolio was comprised of approximately 73.6% senior secured debt, 16.0% junior secured debt and 10.4% equity and equity-like investments.

We originate and invest primarily in privately held small and mid-sized companies (typically those with less than $15.0 million of EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$78,493,705	$75,079,797	$87,032,136	$85,954,384
Junior Secured Debt	13,388,371	8,407,657	20,413,183	18,757,348
Equity	15,591,926	12,493,814	16,004,386	12,097,658
Total Investments	$107,474,002	$95,981,268	$123,449,705	$116,809,390

At September 30, 2020, our average portfolio company debt investment at amortized cost and fair value was approximately $4.1 million and $3.8 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.5 million and $10.6 million, respectively. At December 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.1 million and $11.6 million, respectively.

At September 30, 2020, 56.6% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 43.4% of our debt investments bore interest at fixed rates. At December 31, 2019, 53.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.0% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of September 30, 2020 and December 31, 2019, was 12.6% and 14.0%, respectively. The weighted average effective yield on the entire portfolio, as of September 30, 2020 and December 31, 2019, was 8.6% and 11.3%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. Infinite Care, LLC, ProAir Holdings Corporation, GK Holdings, Inc, and GNC were excluded from the calculation as of September 30, 2020 because they were on non-accrual status as of that date. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of December 31, 2019 because they were on non-accrual status as of that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the three and nine months ended September 30, 2020 and September 30, 2019 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PIK, beginning of period	$3,505,245	$3,449,314	$3,855,222	$3,123,501
Accrual	292,631	205,805	812,702	618,683
Payments	(103,382)	(37,120)	(145,928)	(124,184)
Write-off	—	—	(827,502)	—
PIK, end of period	$3,694,494	$3,617,999	$3,694,494	$3,618,000

Investment Activity

During the three months ended September 30, 2020, we closed $1.0 million of debt investment commitments in one existing portfolio company and closed $31,732 of equity investments in one existing portfolio company. During the three months ended September 30, 2019, we closed $14.6 million of debt investment commitments and $0.6 million of equity investments in two new and three existing portfolio companies. During the nine months ended September 30, 2020, we closed $2.2 million of debt investment commitments and $0.2 million of equity investments in four existing portfolio companies. During the nine months ended September 30, 2019, we closed $50.9 million of debt investment commitments and $3.7 million of equity investments in nine new portfolio companies and seven existing portfolio companies.

During the three months ended September 30, 2020, we exited $8.0 million of debt investment commitments and $0.2 million of equity investments in two portfolio companies. During the three months ended September 30, 2019, we exited $7.0 million of debt investment commitments in three portfolio companies. During the nine months ended September 30, 2020, we exited $17.1 million of debt investment commitments and $0.3 million in equity investments in six portfolio companies. During the nine months ended September 30, 2019, we exited $21.4 million of debt investment commitments and $0.2 million of equity investments in nine portfolio companies.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of September 30, 2020			As of December 31, 2019
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$23.8	28.6%	4	$14.6	13.9%	3
2	11.4	13.6%	3	66.1	63.1%	13
3	16.4	19.6%	4	2.2	2.2%	1
4	31.9	38.2%	5	13.8	13.2%	2
5	—	—%	—	8.0	7.6%	1
	$83.5	100.0%	16	$104.7	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of September 30, 2020, we had investments in four portfolio companies on non-accrual status (our senior secured debt investments in Infinite Care, LLC, our junior secured debt investment in ProAir Holdings Corporation, our junior secured debt investment in GK Holdings, Inc., and our senior secured debt investment in GNC), which totaled $18.6 million at fair value and $22.9 million at cost and comprised an aggregate of 24.9% of our debt investments at cost. As of December 31, 2019, we had investments in two portfolio companies on non-accrual status (our senior secured debt investments in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)), which totaled $10.6 million at fair value and $10.7 million at cost and comprised an aggregate of 10.0% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three and Nine Months Ended September 30, 2020 and September 30, 2019

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

Investment income for the three months ended September 30, 2020 totaled $3.0 million, compared to investment income of $3.3 million for the three months ended September 30, 2019. Investment income for the three months ended September 30, 2020 was comprised primarily of $2.1 million in cash interest, $0.3 million in PIK interest, $0.5 million in fees earned on the investment portfolio, and $0.2 million of other income (which was primarily a prepayment fee earned upon the full payoff of Kleen-Tech Acquisition, LLC). Investment income for the three months ended September 30, 2019 was comprised primarily of $2.8 million in cash interest, $0.2 million in PIK interest, and $0.2 million in fees earned on the investment portfolio.

Investment income for the nine months ended September 30, 2020 totaled $8.9 million, compared to investment income of $9.3 million for the nine months ended September 30, 2019. Investment income for the nine months ended September 30, 2020 was comprised primarily of $7.1 million in cash interest, $0.8 million in PIK interest, $0.8 million in fees earned on the investment portfolio, and $0.2 million of other income (which was primarily a prepayment fee earned on the full payoff of Kleen-Tech Acquisition, LLC). Investment income for the nine months ended September 30, 2019 was comprised primarily of $7.7 million in cash interest (which is net of $0.3 million of previously accrued interest income written-off during the period), $0.6 million in PIK interest, $0.7 million in fees earned on the investment portfolio and $0.3 million of other income.

The decrease in investment income in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 is primarily attributable to a smaller income-earning portfolio, the addition of ProAir Holdings Corporation, GK Holdings, Inc., and GNC to our non-accrual assets and a lower weighted average effective yield on our income-earning portfolio. Conversely, the payoff of Kleen-Tech Acquisition, LLC had a $0.6 million, or $0.09 per share, one-time positive impact on investment income per share.

Expenses

Our primary operating expenses include the payment of fees to HCAP Advisors under the investment advisory and management agreement, our allocable portion of overhead expenses and other administrative expenses under the administration agreement with HCAP Advisors, including the allocated costs incurred by HCAP Advisors in providing managerial assistance to those portfolio companies that request it, and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which include:

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

Operating expenses totaled $2.2 million for the three months ended September 30, 2020, compared to $2.2 million for the three months ended September 30, 2019. Interest expense increased by $0.1 million to $0.9 million due to a higher average outstanding debt balance and a higher weighted-average interest rate on borrowings under our Credit Facility during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Professional fees slightly decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and general and administrative expenses remained relatively flat at $0.2 million for both the three months ended September 30, 2020 and September 30, 2019.

Operating expenses totaled $6.9 million for the nine months ended September 30, 2020, compared to $6.6 million for the nine months ended September 30, 2019. Interest expense increased by $0.6 million to $2.8 million due to a higher average outstanding debt balance and a higher weighted-average interest rate on borrowings under our Credit Facility during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2020, we accelerated expensing approximately $0.1 million of deferred financing costs in accordance with ASC 470 Debt, due to the reduction in our borrowing capacity under our Credit Facility. Professional fees decreased to $0.6 million for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019 and general and administrative expenses remained relatively flat at $0.7 million for both the nine months ended September 30, 2020 and September 30, 2019. Professional fees and general and administrative expenses decreased as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions. We began to realize these cost savings earlier in fiscal year 2020.

Base management fees for the three months ended September 30, 2020 were $0.5 million, compared to $0.6 million for the three months ended September 30, 2019. The decrease in base management fees is attributable to a lower average amount of gross investments, at fair value, outstanding during the 2020 period, as compared to the 2019 period. Base management fees were relatively flat at $1.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

We did not incur any incentive fees for either of the three or nine months ended September 30, 2020 or 2019 because our pre-incentive fee net investment income did not exceed the hurdle rate for the relevant periods. We only incur an incentive fee if our pre-incentive fee net investment income return exceeds a 2.0% quarterly (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return failed to meet this hurdle rate with respect to each of the relevant periods in the three and nine months ended September 30, 2020 and 2019. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three-year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Administrative services expense was $0.4 million for each of the three months ended September 30, 2020 and September 30, 2019. Administrative services expense was $1.1 million for each of the nine months ended September 30, 2020 and September 30, 2019.

Net Investment Income

For the three months ended September 30, 2020, net investment income was $0.9 million, compared to $1.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net investment income was $2.0 million, compared to $2.7 million for the nine months ended September 30, 2019.

For the three months ended September 30, 2020, net investment income per share was $0.14 compared to $0.18 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net investment income per share was $0.34 compared to $0.43 for the nine months ended September 30, 2019.

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

We recognized $0.2 million in net realized gains on our investments for the three months ended September 30, 2020, compared to $92,615 of net realized losses on our investments in the three months ended September 30, 2019. We recognized $2.0 million in net realized losses on our investments for the nine months ended September 30, 2020, compared to $30,304 of net realized losses on our investments in the nine months ended September 30, 2019.

A summary of net realized gains and losses for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
Flight Lease VII, LLC (Common Equity Interest)	$(21,950)	$(92,615)
Flight Lease XII, LLC (Common Equity Interest)	(191,824)	—
Kleen-Tech Acquisition, LLC (Common Equity Warrants)	440,118	—
Net realized gains (losses)	$226,344	$(92,615)

A summary of net realized gains and losses for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
CP Holding Co. Inc. (Choice Pet) (Junior Secured Term Loan)	$(2,038,300)	$—
Dell International L.L.C. (Senior Secured Term Loan)	—	6,151
Flight Lease VII, LLC (Common Equity Interest)	(86,501)	(103,505)
Flight Lease XII, LLC (Common Equity Interest)	(191,824)	—
Flight Lease XIII, LLC (Common Equity Interest)	—	(23,680)
Fox Rent A Car, Inc. (Common Equity Warrants)	15,994	—
Kleen-Tech Acquisition, LLC (Common Equity Warrants)	440,118
Mercury Network, LLC (Common Equity Units)	—	69,980
Northeast Metal Works LLC (Preferred Equity Interest)	—	20,750
Regional Engine Leasing, LLC (Residual Value)	(102,421)	—
Surge Busy Bee Holdings, LLC (Class B Equity Warrants)	(51,475)	—
Net realized losses	$(2,014,409)	$(30,304)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $1.5 million and $2.0 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The decrease in net unrealized depreciation between periods is primarily due to an improvement in general economic conditions since June 30, 2020 as well as improvement in the operations and liquidity of certain portfolio companies.

Net change in unrealized depreciation on investments totaled $4.9 million and $3.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in net unrealized depreciation between periods is primarily the result of the adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

Net Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of $0.4 million for the three months ended September 30, 2020, compared to a $1.0 million net decrease in net assets resulting from operations for the three months ended September 30, 2019. The change between periods are attributable to the factors discussed above.

We had a net decrease in net assets resulting from operations of $4.8 million for the nine months ended September 30, 2020, compared to a $0.9 million net decrease in net assets resulting from operations for the nine months ended September 30, 2019. The change between periods are attributable to the factors discussed above.

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

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $16.0 million for the nine months ended September 30, 2020 and used cash of $21.6 million for the nine months ended September 30, 2019, primarily in connection with investment exits, fundings of new investments, interest income received, and proceeds from principal payments.

Our financing activities used cash of $0.1 million for the nine months ended September 30, 2020 and provided cash of $10.6 million for the nine months ended September 30, 2019. Our financing activity proceeds and uses for both periods were primarily in connection with distributions paid to stockholders, net activity under our Credit Facility and, for the 2019 period, repurchases of our common stock.

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

As of September 30, 2020, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $73.8 million, and our asset coverage, as defined in the 1940 Act, was 182%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

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

As of September 30, 2020 and December 31, 2019, we had cash and restricted cash of $37.7 million and $21.8 million, respectively.

Credit Facility

On October 29, 2013, we entered into the Loan and Security Agreement to provide us with our $45.0 million Credit Facility. The Credit Facility is secured by all of our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC.

As of September 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

In addition, as of September 30, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on October 31, 2020 (please see "Recent Developments" below for information regarding the extension of the revolving period to January 31, 2021); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on our debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires us to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits us from repurchasing shares of our common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

Beginning as of August 1, 2020, during the amortization period, we are required to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following July 31, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.3 million for each succeeding calendar quarter until termination of the Credit Facility, which is scheduled to mature on October 30, 2021. During the amortization period, 90% of all principal collections we receive from our portfolio companies must generally be paid to the lenders to pay down our obligations and other amounts outstanding under the Credit Facility. In addition, any proceeds we receive from the sale or issuance of our equity or debt securities during the amortization period must generally be applied to the prepayment of our obligations under the Credit Facility.

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

As of September 30, 2020 and December 31, 2019, the outstanding balance on the Credit Facility was $45.0 million and $43.7 million, respectively.

See "Recent Developments" below for more information relating to the Credit Facility.

2022 Notes

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of 2022 Notes. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds from the issuance of the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of September 30, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.5 million. As of December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.6 million. We used the proceeds of the 2022 Notes to redeem our 7.00% Notes due 2020 in full on September 23, 2017.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at any time at our option at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu with any existing and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the Nasdaq Global Market under the trading symbol “HCAPZ.” The Company may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020, our only off-balance sheet arrangements consisted of $2.3 million of unfunded revolving lines of credit and delayed draw term loans to five of our portfolio companies. As of

December 31, 2019, our only off-balance sheet arrangements consisted of $3.1 million of unfunded revolving lines of credit and delayed draw term loans to seven of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an external independent third-party valuation firm to arrive at what we believe to be reasonable estimates of fair value, whenever available. As of September 30, 2020, our investment portfolio had a fair value of $96.0 million and we recognized $1.5 million of net unrealized depreciation and $4.9 million of net unrealized depreciation for the three and nine months ended September 30, 2020, respectively. For more information on our fair value measurements, see Note 6 of the Notes to Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the Notes to Consolidated Financial Statements.

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

In this regard, on March 12, 2020, we announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend") and May 28, 2020 (the "April 2020 Dividend") to record holders as of April 23, 2020 and May 21, 2020, respectively. However, our board of directors has decided to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and has determined to suspend the declaration of any future dividends until such later time as our board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests.

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

Recent Developments

On October 7, 2020, we received approximately $1.9 million representing a full payoff at par of each of our New Money DIP Term Loan and our Roll-up DIP Term Loan, in connection with GNC's restructuring. On October 30, 2020,we also received an additional $1.2 million, representing a discounted payoff of our $3.0 million original tranche B-2 Term Loan and received our pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in the restructured GNC.

On October 30, 2020, we received $7.8 million from Slappey Communications, LLC ("Slappey"), representing a full payoff at par of our senior secured term loan and terminated our senior secured revolving line of credit. In connection with the payoff, we also received a prepayment fee in the amount of $0.1 million. We retained our equity investment in Slappey and funded our pro rata share of an equity contribution in the amount of $0.1 million.

On October 30, 2020, we entered into the Amendment to the Loan and Security Agreement, which amended the Credit Facility to, among other things, (i) extend the revolving period to January 31, 2021, until which date we may receive additional advances at the discretion of the lenders; and (ii) amend the definition of "debt service" to exclude from the calculation of the debt service coverage ratio, for any period from August 1, 2020 through December 31, 2020, an amount equal to the lesser of (x) the amount of the required monthly amortization payments for the relevant period and (y) the aggregate amount of all prepayments of principal (both voluntary and mandatory) collected by us during the relevant period.

As of November 5, 2020, our outstanding indebtedness under our Credit Facility equaled $6.7 million.

Subsequent to September 30, 2020, the COVID-19 pandemic, and the related effects on the U.S. and global economies, has continued to have adverse consequences for the business operations of certain of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors. Given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it could have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “COVID-19 Update” above for more information.

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

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and our interest expense in connection with our interest-bearing debt and liabilities. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of September 30, 2020, fourteen of our loans, or 56.6% of the fair value of our debt investment portfolio, carried interest at floating rates. In addition, as of September 30, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of September 30, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by $0.1 million. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of September 30, 2020, we had a total of $38.7 million principal balance, or 40.9% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist beyond 2021, any credit facility to which we are a party that extends beyond 2021 will need to implement the new standard that is established in the place of LIBOR or another pricing method.

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

Item 4.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we have identified the following risks and uncertainties that could materially affect our business, financial condition and/or results of operations. You should carefully consider all such risks before making a decision to purchase our securities, which could materially affect our business, financial condition and/or results of operations. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

We may be subject to risks associated with "covenant-lite" loans.

Our investments in debt instruments may include “covenant-lite” loans. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may hold investments in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent that we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

On October 30, 2020, we entered into the Amendment to the Loan and Security Agreement, which amended the Credit Facility to, among other things, (i) extend the revolving period to January 31, 2021, until which date we may receive additional advances at the discretion of the lenders; and (ii) amend the definition of "debt service" to exclude from the calculation of the debt service coverage ratio, for any period from August 1, 2020 through December 31, 2020, an amount equal to the lesser of (x) the amount of the required monthly amortization payments for the relevant period and (y) the aggregate amount of all prepayments of principal (both voluntary and mandatory) collected by us during the relevant period.

The description above is only a summary of the material provisions of the Amendment and is qualified in its entirety by reference to the Company of the Amendment which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.         Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2
Bylaws of the Company (incorporated by reference to Exhibit (b)(1) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.1
Tenth Amendment to Loan and Security Agreement, dated as of August 6, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q,, File No. 814-00985, filed on August 6, 2020).

10.2
Eleventh Amendment to Loan and Security Agreement, dated as of October 30, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto*

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

HARVEST CAPITAL CREDIT CORPORATION

Date: November 5, 2020	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)