Form 10-K
period 2020-12-31
Harvest Capital Credit Corp
filed 2021-03-12
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	46-1396995 (I.R.S. Employer Identification Number)

767 Third Avenue, 29th Floor New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 906-3589

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	HCAP	Nasdaq Global Market
6.125% Notes due 2022	HCAPZ	Nasdaq Global Market

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2020, was approximately $16.7 million based upon the last sale price for the Registrant’s common stock on that date.
There were 5,968,296 shares of the Registrant’s common stock outstanding as of March 12, 2021.

Documents Incorporated by Reference
None.

HARVEST CAPITAL CREDIT CORPORATION

 FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2020

PART I
Item 1.Business

Company

Harvest Capital Credit Corporation ("we," "us," and the "Company") is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or "BDC", under the Investment Company Act of 1940, or the “1940 Act.” We have also elected to be treated for U.S. federal income tax purposes as a regulated investment company, or "RIC", under Subchapter M of the Internal Revenue Code of 1986, as amended, or the "Code", and we intend to satisfy the Code requirements to receive RIC tax treatment annually. We provide customized financing solutions to small to mid-sized companies. We generally target companies with annual revenues of less than $100 million and annual EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of less than $15 million.

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

The Proposed Merger With Portman Ridge Finance Corporation

On December 23, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation, a Delaware corporation (“PTMN”), Rye Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PTMN (“Acquisition Sub”), and Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN (“Sierra Crest”). The Merger Agreement provides that (i) Acquisition Sub will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of PTMN, and (ii) immediately after the effectiveness of the First Merger, we will merge with and into PTMN (the “Second Merger” and, together with the First Merger, the “Mergers”), with PTMN continuing as the surviving corporation. Sierra Crest is expected to manage the combined company following the Mergers.

The transaction is the result of a review of strategic alternatives by our board of directors and a special committee thereof (the “HCAP Special Committee”) comprised solely of the independent directors of our board of directors. Our board of directors (other than directors affiliated with HCAP Advisors, who abstained from voting), on the unanimous recommendation of the HCAP Special Committee, has approved the Merger Agreement and the transactions contemplated thereby. The boards of directors of each of PTMN and Acquisition Sub, and the managing member of Sierra Crest, have also each unanimously approved the Merger Agreement and the transactions contemplated thereby.

Under the terms of the proposed transaction, at the closing of the First Merger (the “Closing”), PTMN will issue, in respect of all of the issued and outstanding shares of our common stock (excluding shares held by our subsidiaries or held, directly or indirectly, by PTMN or Acquisition Sub and all treasury shares (“Canceled Shares”)), in the aggregate, a number of shares of common stock, par value $0.01 per share, of PTMN (“PTMN Common Stock”) equal to 19.9% of the number of shares of PTMN Common Stock issued and outstanding immediately prior to the Closing (the “Total Stock Consideration”). In addition, subject to the terms and conditions of the Merger Agreement, at the Closing, PTMN will pay, in respect of all the issued and outstanding shares of our common stock (excluding Canceled Shares) in the aggregate, an amount of cash equal to the amount by which (i) our net asset value at Closing exceeds (ii) the product of (A) the Total Stock Consideration multiplied by (B) the quotient of (i) PTMN’s net asset value at closing divided by (ii) the number of shares of PTMN Common Stock issued and outstanding as of the determination date (the “Determination Date”) which is two days prior to the Closing (the “Aggregate Cash Consideration”). In addition, as additional consideration to the holders of shares of our common stock that are issued and outstanding immediately prior to the Closing (excluding any Canceled Shares), Sierra Crest will pay or cause to be paid to such holders an aggregate amount in cash equal to $2.15 million.

Each person who as of the effective time of the First Merger is a record holder of shares of our common stock will be entitled, with respect to all or any portion of such shares, to make an election (an “Election”) to receive payment for their shares of our common stock in cash, subject to the conditions and limitations set forth in the Merger Agreement. Any record holder of shares of our common stock at the record date who does not make an Election will be deemed to have elected to receive payment for their shares of our common stock in the form of PTMN Common Stock. Each share of our common stock (other than a Canceled Share) with respect to which an Election has been made will be converted into the right to receive an amount in cash equal to the Per Share Cash Price (as defined below), subject to adjustment under the terms of the Merger Agreement.

The “Per Share Cash Price” means the quotient of (i) the sum of (A) the product of Total Stock Consideration multiplied by the PTMN Per Share Price (as defined below) plus (B) the Aggregate Cash Consideration, divided by (ii) the number of shares of our common stock issued and outstanding immediately prior to the Closing. The “PTMN Per Share Price” is defined as the average of the volume weighted average price per share of PTMN Common Stock on Nasdaq on each of the ten consecutive trading days ending with the Determination Date.

Each share of our common stock (other than a Canceled Share) with respect to which an Election has not been made will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of PTMN Common Stock, equal to the number of shares of PTMN Common Stock with a value equal to the Per Share Cash Price based on the PTMN Per Share Price, subject to adjustment under the terms of the Merger Agreement.

While each holder of our common stock will be entitled to make an Election, the maximum aggregate number of shares of PTMN Common Stock available for all of our stockholders will be fixed to equal the Total Stock Consideration and, accordingly, the aggregate amount of cash available to our stockholders will be fixed. As a result, depending on the Elections made by other stockholders, if a holder of our common stock elects to receive cash in connection with the Mergers, such holder will likely receive a portion of its merger consideration in PTMN Common Stock, and if a holder of our common stock elects to receive PTMN Common Stock in connection with the Mergers, such holder will likely receive a portion of the merger consideration in cash.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants relating to the operation of each of PTMN’s and our businesses during the period prior to the Closing. We have agreed to convene and hold a stockholder meeting for the purpose of seeking the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon.

The Merger Agreement contains “no-shop” provisions that restrict our ability to solicit or initiate discussions or negotiations with third parties regarding other proposals to acquire the Company, and we are restricted in our ability to respond to such proposals. The Merger Agreement also contains customary termination rights. In particular, at any time prior to receipt of the requisite Company stockholder approval, we may terminate the Merger Agreement in order to substantially concurrently enter into a binding definitive agreement providing for the consummation of a Superior Proposal (as defined in the Merger Agreement), subject to our compliance with notice and other specified conditions contained in the non-solicitation covenants, including giving PTMN the opportunity to propose revisions to the terms of the transactions contemplated by the Merger Agreement during a period following notice, and provided that we have not otherwise materially breached any provision of the non-solicitation covenants. If we terminate the Merger Agreement as provided in the foregoing sentence or the Merger Agreement is terminated under certain other circumstances, upon notice by PTMN, we must pay PTMN a termination fee equal to approximately $2.1 million, minus any amounts that we previously paid to PTMN in the form of expense reimbursement. Similarly, if the Merger Agreement is terminated under certain other circumstances by PTMN, upon notice by us, PTMN must pay us a termination fee equal to approximately $2.1 million.

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining the requisite Company stockholder approval. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

Concurrently with our and PTMN’s entry into the Merger Agreement, we also entered into a letter agreement with Mr. Jolson (the “Jolson Letter Agreement”). Pursuant to the Jolson Letter Agreement, Mr. Jolson has agreed (i) to elect to receive shares of PTMN Common Stock as consideration in connection with the Mergers for all of the 894,273 shares of our common stock beneficially owned directly by Mr. Jolson and indirectly by Mr. Jolson through the Joseph A. Jolson 1991 Trust (the “Jolson Shares”), (ii) to not, directly or indirectly, transfer, sell, offer, exchange, assign, pledge, convey any legal or beneficial ownership interest in or otherwise dispose of, or encumber any of the Jolson Shares or enter into any contract, option, or other agreement with respect to, or consent to, a transfer of, any of the Jolson Shares or his voting or economic interest therein other than pursuant to the Merger Agreement and in connection with the Mergers during the period commencing on the date of the Jolson Letter Agreement and ending on the closing date of the Mergers and (iii) to not transfer any shares of PTMN Common Stock received in exchange for the Jolson Shares in the First Merger (the “Locked Up Securities”) or enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Locked Up Securities for 90 days following the Closing.

Sierra Crest and HCAP Advisors have engaged in discussions regarding a transition services agreement pursuant to which HCAP Advisors would provide certain consulting services to Sierra Crest relating to HCAP’s existing investment portfolio subsequent to the Closing. As of the date hereof negotiations are still ongoing.

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

JMP Group

We were founded by certain members of HCAP Advisors, our investment adviser and administrator, and JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in us and, through its subsidiaries, owns a majority equity interest in HCAP Advisors. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC-registered investment adviser that focuses on venture capital and real estate funds, middle-market lending and private equity; and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors. The shares of common stock of JMP Group are traded on the New York Stock Exchange (NYSE: JMP). Joseph A. Jolson, our Chief Executive Officer and Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of JMP Group.

Investment Adviser

Our investment adviser’s investment team is led by Joseph A. Jolson (our Chief Executive officer and Chairman of our board of directors), Richard P. Buckanavage (our President and Managing Director - Head of Business Development), and James Fowler, (our Chief Investment Officer), and is supported by the investment staff at HCAP Advisors, as well as investment professionals from JMP Group. In addition, HCAP Advisors expects to draw upon JMP Group’s over 20-year history in the investment management business and to benefit from the JMP Group investment professionals’ significant capital markets, trading and research expertise developed through investments in different industries and over numerous companies in the United States.
HCAP Advisors has an investment committee (the "Investment Committee") that is responsible for approving all key investment decisions that are made by HCAP Advisors on HCAP's behalf. The members of the HCAP Investment Committee are Messrs. Joseph Jolson, Richard Buckanavage, James J. Fowler, and Bryan B. Hamm. The members of the HCAP Investment Committee have extensive investment experience and collectively currently manage or oversee an investment portfolio that includes alternative assets such as venture capital and real estate funds, middle-market lending, private equity and HCAP. All key investment decisions made by HCAP Advisors on HCAP's behalf, including screening, initial approvals, final commitment, funding, and material amendments, require approval from three of the four members of the HCAP Investment Committee and must include the approval of Mr. Jolson and Mr. Buckanavage.

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

Covenants. We seek to negotiate covenants in connection with our investments that afford our portfolio companies with flexibility in managing their businesses, but also act as a tool to minimize our loss of capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments generally have cross-default and material adverse change provisions, require the provision of periodic financial reports and operating metrics, and limit the portfolio company’s ability to incur additional debt, sell assets, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger, acquisition or recapitalization. In addition, we may require other performance or financial-based covenants, as we deem appropriate.

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

We also expect HCAP Advisors’ relationship with JMP Group, which, through HCS, also manages a family of venture capital and real estate funds, and middle-market lending and private equity funds, to generate investment opportunities for us. We may, from time to time, and subject to the conditions included in our existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief"), co-invest alongside certain accounts and funds affiliated with JMP Group.

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

The due diligence process generally includes a formal visit to the prospective portfolio company’s location and interviews with the prospective portfolio company’s senior management team and key operational employees. Outside sources of information are reviewed, including industry publications, market articles, Internet publications, or publicly available information on competitors.

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

The types of factors that the board of directors may take into account in determining fair value include, among other things, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors, including in discerning whether the impact of the COVID-19 pandemic on a portfolio company and its earnings is temporary or permanent in nature and the resulting significance thereof on our valuation of our investment. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation.

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

We may receive fees for these services, though we may reimburse HCAP Advisors for its expenses related to providing such services on our behalf, which shall not exceed the amount we receive from such companies for providing this assistance and will not count against the $1.4 million cap on amounts payable by the Company under the administration agreement.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by HCAP Advisors, and each of our officers is an employee of HCAP Advisors or another affiliate. The partners and investment professionals of HCAP Advisors and the members of the Investment Committee that support us are not employed by us and receive no compensation directly from us in connection with the management of our portfolio. However, through their financial interests in and/or employment with HCAP Advisors, they are indirectly compensated by us through the investment advisory fees we pay to HCAP Advisors.

As of March 12, 2021, our investment adviser had a total of five full-time officers and employees, who expect to draw upon the resources of JMP Group, including its investment professionals as well as finance and operational professionals, in connection with our investment activities. In addition, we reimburse HCAP Advisors for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent and the allocable portion of the compensation of our executive officers and their respective staffs. For a more detailed discussion of the administration agreement with HCAP Advisors, see “Administration Agreement.”

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

Incentive Fee. The incentive fee has two parts, as follows:

One component of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and is 20% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate, subject to a “catch-up” provision pursuant to which HCAP Advisors receives 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized). The effect of this "catch-up" provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, HCAP Advisors will receive 20% of our pre-incentive fee net investment income as if a hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, or "OID", debt instruments with payment-in-kind, or "PIK", interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it is easier for HCAP Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent 20% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters.

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

Payment of Our Expenses

We bear all costs and expenses that are incurred in our operation and transactions and not specifically assumed by HCAP Advisors pursuant to the investment advisory and management agreement or the administration agreement. These costs and expenses include, but are not limited to, those relating to:

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

Unless earlier terminated as described below, including upon the completion of the Mergers, the investment advisory and management agreement provides that it will remain in effect if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of any such party. The investment advisory and management agreement will automatically terminate in the event of its assignment. The investment advisory and management agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors - Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”
The investment advisory and management agreement will automatically terminate without penalty upon the completion of the Mergers. See "—The Proposed Merger With Portman Ridge Finance Corporation" above.
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

In full consideration of the provision of the services of HCAP Advisors as our administrator, we reimburse HCAP Advisors for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon our allocable portion of HCAP Advisors' overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our executive officers and their respective staffs. In addition, if HCAP Advisors provides managerial assistance to our portfolio companies, we may receive fees from the applicable portfolio company in exchange for such services. We will generally reimburse HCAP Advisors at cost for the managerial assistance services they provide to any portfolio company, which amount will not exceed the amount that we receive from such portfolio company for providing this assistance and will not count against the $1.4 million cap on amounts payable by us under the administration agreement.

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

Similar to arrangements in prior years with our previous administrator, HCAP Advisors has agreed to a cap on amounts payable by us under the administration agreement. This cap set the maximum amount that would be payable by us under the administration agreement to $1.4 million for each of 2018, 2019 and 2020.

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

We do not intend to acquire securities issued by any investment company (i.e., mutual fund, registered closed-end fund or BDC) that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds and subject to certain exceptions, we generally cannot acquire more than 3% of the voting stock of one investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies, generally. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Senior securities; Derivative securities

The Small Business Credit Availability Act (the "SBCAA"), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 4, 2019, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. Thus, for purposes of the 1940 Act, we are permitted under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage ratio, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance; provided however that we are still required to comply with the provisions of our existing $45.0 million senior secured revolving credit facility (as modified, amended and restated from time to time, the "Credit Facility") that limit our ability to incur such additional leverage. Under the Credit Facility, for example, our senior debt-to-tangible equity ratio is limited to 1.00 to 1.00 and our total debt-to-tangible equity ratio is limited to 1.40 to 1.00. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. See "Risk Factors--Risks Relating to Our Business and Structure-- Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital."

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

Introduction

Our investment adviser is registered with the SEC as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, our investment adviser has fiduciary duties to us. As part of this duty, our investment adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. Our investment adviser’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

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

Proxy voting records

Our stockholders may obtain information about how we voted proxies by making a written request for proxy voting information to Chief Compliance Officer, Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, New York 10017.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings. In this regard, the Company does not expect to incur an excise tax for the year ended December 31, 2020.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to foreign corporations. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

•We are dependent upon our investment adviser’s key personnel for our future success.

•We provide debt and equity capital primarily to small and mid-sized companies, which may present a greater risk of loss than providing debt and equity capital to larger companies.

•Because the majority of the loans we make and equity securities we receive are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

•There are significant potential conflicts of interest which could impact our investment returns.

•Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.

•Because we borrow money in connection with our investment activities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us, and our operating and investment activities may be restricted by the terms of our borrowing arrangements.

•All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

•The involvement of our investment adviser’s investment professionals in our valuation process may create conflicts of interest.

•A failure on our part to maintain our qualification as a BDC would significantly reduce our operating flexibility.

•We will be subject to corporate-level income tax and may default under our Credit Facility if we are unable to satisfy certain RIC qualification requirements under Subchapter M of the Code or do not satisfy the annual distribution requirement.

•The pendency of the proposed Mergers could adversely affect our business, financial results and operations.

•If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers and, under certain circumstances, we will be required to pay half of PTMN’s expenses incurred in connection with the Mergers, subject to a maximum reimbursement payment of $500,000.

•The termination of the Merger Agreement could negatively impact us.

•The Mergers are subject to closing conditions, including the requisite approval of our stockholders, that, if not satisfied or waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

•We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending, including restrictions on pursuing alternatives to the Mergers.

•Events outside of our control, including public health crises, may negatively affect our portfolio companies and the results of our operations.

•We are currently operating in a period of capital markets disruption and economic uncertainty, which could limit our access to capital and result in a decision by lenders, including existing lenders, not to extend credit to us or decline to renew, extend or expand existing credit facilities.

•Our investments may be risky, and we could lose all or part of our principal.

•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•Our portfolio is concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Risks Relating to Our Business and Structure

We are dependent upon our investment adviser’s key personnel for our future success.

Our day-to-day investment operations are managed by HCAP Advisors, subject to oversight and supervision by our board of directors. As a result, we depend on the diligence, skill and network of business contacts of the principals of our investment adviser. These individuals have critical industry experience and relationships that we rely on to implement our business plan. If our investment adviser, which has a small number of investment professionals, loses the services of these individuals and cannot replace them, we may not be able to operate our business as we expect, and our ability to compete in this industry could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that HCAP Advisors will remain our investment adviser.

The investment professionals of our investment adviser may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that these investment professionals will continue to dedicate a significant portion of their time to our investment activities; however, they may in the future engage in other business activities which could divert their time and attention from our investment activities. For example, Joseph A. Jolson, our Chief Executive Officer and the Chairman of our board of directors, is also the Chief Executive Officer and chairman of the board of directors of JMP Group, which owns, directly or indirectly, a majority interest in HCAP Advisors (our investment adviser and administrator).

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

Our portfolio consists primarily of debt and equity investments in small and mid-sized companies. Compared to larger companies, small and mid-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their businesses. They also typically have fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements. In addition, many small and mid-sized companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

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

Because the majority of the loans we make and equity securities we receive are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

Substantially all of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value the securities we hold for which market quotations are not available at fair value as determined in good faith by our board of directors and in accordance with generally accepted accounting principles in the United States, or “GAAP.” Our board of directors utilizes the services of an independent valuation firm to aid it in determining the fair value of these securities. The factors that may be considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the portfolio company's earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, enterprise value and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

There are significant potential conflicts of interest which could impact our investment returns.

HCAP Advisors' investment professionals may serve as officers, directors, principals, portfolio managers or advisors of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they have or may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by HCAP Advisors or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by HCAP Advisors where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC, which we have obtained (as described below), we generally will be permitted to co-invest with such investment funds, accounts and vehicles only when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof, we expect HCAP Advisors to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of HCAP Advisors. In situations where co-investment alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, HCAP Advisors will need to decide whether we or such other entity or entities will proceed with the investment. HCAP Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Although HCAP Advisors will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

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

The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to pursue investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could lead us to invest in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

We cannot predict how any tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
New tax reform legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to maintain our tax treatment as a RIC or the

U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Legislation permits us to incur additional leverage.
BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On May 4, 2018, our board of directors unanimously approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective May 4, 2019. As a result of the board approval, effective May 4, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. In other words, under the 1940 Act, we are now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, we are able to incur additional indebtedness, subject to applicable provisions under our $45.0 million Credit Facility (as discussed below) and any other credit facility to which we may become subject in the future, and our investors may face increased investment risk. In addition, our management fee is based on our gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to our investment adviser would increase.

Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.

Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we collectively refer to as “senior securities,” up to the maximum amount permitted by the 1940 Act and as permitted by our borrowing arrangements, including under the Credit Facility.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance our operations. As a BDC, we generally are not able to issue our common stock at a price below net asset value without first obtaining required approvals of our stockholders and independent directors. This requirement may limit our ability to issue additional stock to finance our operations, since our common stock for the last year has traded at a discount to our net asset value and will likely continue to do so. In addition, if we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, which may subject them to dilution. If we cannot raise additional capital, we may be significantly constrained in our ability to make new investments and grow our business.

Because we borrow money in connection with our investment activities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us, and our operating and investment activities may be restricted by the terms of our borrowing arrangements.

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

At December 31, 2020, we had $64.3 million of outstanding indebtedness with an annualized cost of $3.8 million related to interest and unused line fees, which assumes a weighted average cost of debt capital of 5.9% (which includes the unused fee) at December 31, 2020. In order for us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 4.2%. As of December 31, 2020, our asset coverage for borrowed amounts was 197%.

Advances under our Credit Facility bear interest at a rate per annum equal to the lesser of (i) applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. In addition, the Credit Facility requires payment of a monthly fee of 0.50% per annum for unused amounts during the revolving period, which is calculated based on the difference between (a) the maximum loan amount and (b) the average daily principal balance of the obligations outstanding during the prior calendar month. The Credit Facility is secured by all of our assets. If we are unable to meet the financial obligations under the Credit Facility, and an event of default occurs and is not cured, the lenders under the Credit Facility could exercise their remedies against the Company’s assets and would have a superior claim to such assets over our stockholders. In addition, our operating and investment activities may be restricted by the terms of our borrowing arrangements and compliance with affirmative and negative covenants thereunder, including with respect to the Credit Facility, which could have a material adverse effect on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Credit Facility" included in Part II, Item 7 in this Annual Report on Form 10-K for more information regarding the terms and conditions of the Credit Facility.

Our $28.8 million in aggregate principal amount of unsecured notes due 2022, or the "2022 Notes", have a fixed annual interest rate of 6.125% and require quarterly interest payments until the notes mature in September 2022.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020 assuming various annual returns, net of expenses, but before operating expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio
(net of expenses)

	-10%	-5%	0%	5%	10%
Corresponding return to stockholder	(26.5)%	(16.3)%	(6.1)%	4.1%	14.3%

Assumes (i) $89.6 million in portfolio investments (at fair value) at December 31, 2020, (ii) $64.3 million in outstanding indebtedness at December 31, 2020, (iii) $62.2 million in net assets at December 31, 2020 and (iv) average cost of funds of 5.9%, which is the estimated weighted average borrowing cost under our Credit Facility (including our unused fee of 0.50%)

and 2022 Notes as of December 31, 2020. The corresponding returns to stockholders are net of interest expense, but excludes other operating expenses. Based on the above assumptions, our investment portfolio at fair value would have had to produce an annual return of at least 4.2% to cover annual interest payments on our outstanding debt.

All of our assets are subject to security interests under the Credit Facility, and if we default on our obligations under the Credit Facility, we may suffer materially adverse consequences, including foreclosure on our assets.

As of December 31, 2020, all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. If the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. Such deleveraging of our company could significantly impair our ability to effectively operate our business and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. Further, in such a circumstance, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

Changes in interest rates may affect our cost of capital and net investment income.

We leverage our investments with borrowed money and plan to continue doing so to the extent that we make new investments. As a result, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. While we have a significant percentage of floating rate assets to match our floating rate liabilities, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio and adversely affect our debt financing, which could have an adverse effect on our business, financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited, or the "IBA," the administrator of LIBOR, announced that it would consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. Following consultations in December 2020 and January 2021, the IBA announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or "SOFR," as its preferred alternative rate for LIBOR. SOFR is a new index calculated by short term repurchase agreements, backed by Treasury securities and is based on directly observable U.S. Treasury-backed repurchase transactions. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the EURO Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether or not SOFR will attain market traction as a LIBOR replacement or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined, and the future of LIBOR at this time is uncertain.

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of December 31, 2020, we had a total of $30.7 million principal balance, or 36.6% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, borrowings under our Credit Facility, which is currently set to mature on October 30, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the values of these securities are not readily available, and we value these securities at fair value as determined in good faith by our board of directors. In connection with that determination, and in addition to valuations prepared by the independent third party valuation firm that we employ, investment professionals from our investment adviser prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our investment adviser’s investment professionals in our valuation process could result in a conflict of interest as our investment adviser’s management fee is based on our gross assets.

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

As a RIC, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having OID for tax purposes, which we must recognize as ordinary income as such OID accrues regardless of whether we have received any corresponding payment of such interest. Other features of debt instruments that we hold may also cause such instruments to generate OID.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital, incur additional indebtedness or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for RIC tax treatment and thus may become subject to corporate-level income tax.

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

•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are, and may in the future be, subject to certain financial covenants under our debt arrangements and the 1940 Act that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus could become subject to corporate-level income tax.

•The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

One of our wholly-owned taxable subsidiaries, HCAP Equity Holdings, LLC, holds certain portfolio investments that are listed on our Consolidated Schedule of Investments. HCAP Equity Holdings, LLC is consolidated for financial reporting purposes. The purpose of HCAP Equity Holdings, LLC is to permit us to hold certain portfolio companies that are organized as limited liability companies, or “LLCs” (or other forms of pass-through entities), and still satisfy the RIC tax requirement that at least 90% of the RIC's gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. However, HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate tax expense as a result of any ownership of portfolio companies. We intend to implement tax strategies to minimize the risk of HCAP Equity Holdings, LLC from incurring corporate-level U.S. federal income taxes; however there can be no such guarantee that we will be successful in implementing such strategies.

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

Risks Relating to the Mergers

The pendency of the proposed Mergers could adversely affect our business, financial results and operations.

The pendency of the proposed Mergers could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers and lenders, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Mergers are completed. In particular, HCAP Advisors or its affiliates could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction, existing borrowers may elect to refinance their loans from us and our affiliates with other lenders, and existing and potential future lenders may be unable or unwilling to fund their commitments to us or otherwise extend credit to us. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Mergers, which could have a significant negative impact on our future revenues and results of operations.

We are also subject to restrictions on the conduct of our business prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers and, under certain circumstances, we will be required to pay half of PTMN’s expenses incurred in connection with the Mergers, subject to a maximum reimbursement payment of $500,000.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. In addition, under certain circumstances, we will be required to pay half of PTMN’s expenses incurred in connection with the Mergers, subject to a maximum reimbursement payment of $500,000.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•we may have difficulty maintaining our RIC tax status if we do not find a replacement financing source for the Credit Facility given our current need to make quarterly borrowings under the Credit Facility to satisfy our RIC diversification requirements;

•the market prices of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•we may not be able to find a party willing to pay an equivalent or more attractive price than the price PTMN agreed to pay in the Mergers; and

•the payment of a $2.1 million termination fee or the reimbursement of up to $500,000 of PTMN's expenses, as required by the Merger Agreement and if required under the circumstances, could adversely affect our financial condition and liquidity.

The Mergers are subject to closing conditions, including the requisite approval of our stockholders, that, if not satisfied or waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including the requisite approval of our stockholders, that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders approve the Mergers and the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the Mergers and the Merger Agreement and the Mergers are not completed, the resulting failure to complete the Mergers could have a material adverse impact on our business and operations.

We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending, including restrictions on pursuing alternatives to the Mergers.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may impair HCAP Advisors’ abilities to motivate key personnel until the Mergers are consummated and could cause those who deal with the Company to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in the best interests of the Company and our stockholders. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers, including restrictions on them pursuing alternatives to the Mergers.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Mergers.

The Merger Agreement prohibits us from soliciting alternatives to the Mergers and imposes limitations on our ability to respond to and negotiate unsolicited proposals received from third parties. The Merger Agreement contains customary non-solicitation and other provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. We can consider and participate in discussions and negotiations with respect to an alternative proposal only in limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of PTMN to revise its offer) and the payment of an approximately $2.1 million termination fee, we may terminate the Merger Agreement and enter into an agreement with a third party that makes a superior proposal. These provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in connection with the Mergers.

If the Mergers are not completed or we are not otherwise acquired, we may consider other strategic alternatives, which are subject to risks and uncertainties.

If the Mergers are not completed, the HCAP Special Committee and the Board may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no material changes to our business, seeking an alternate transaction or the liquidation and dissolution of the Company. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Mergers, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

Risks Relating to Economic Conditions

The capital markets may experience periods of disruption and instability or an economic recession. Such market conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world, which could impair our portfolio companies and have a materially negative impact on our business, financial condition and results of operations.
The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future as a result of various events, including but not limited to potential trade wars between sovereign nations, the impact of public health pandemics, and the effect of geopolitical events such as the United Kingdom's withdrawal from the European Union. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets and other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being faced. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general. While certain state and local governments across the United States have taken steps to re-open their economies by lifting "stay at home" orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shutdown orders due to a resurgence of COVID-19 cases and the emergence of more contagious strains of the virus. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may continue to experience a period of recession.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in certain instances the impact will be adverse. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

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

Although we have historically paid distributions on a monthly basis to our stockholders, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions going forward. Our ability to pay distributions has been, and may continue to be, adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above and contractual obligations under our borrowing arrangements, including under the Credit Facility.

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

We may elect not to make follow-on investments, be prohibited from making any such follow-on investment due to contractual obligations under our borrowing arrangements, or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to any applicable legal requirements, including the RIC diversification requirements, and the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration or level of risk, either because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax status.

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

Our portfolio is concentrated in a limited number of portfolio companies and industries. Although we will be subject to the asset diversification requirements associated with our qualification as a RIC under the Code and have adopted a guideline that we will generally refrain from investing more than 15% of our portfolio in any single industry sector (however, at times we may exceed this threshold due to the timing of exits of investments in our portfolio and the amount of the time it takes for us to reinvest the proceeds), our portfolio may be subject to concentration risk due to our investment in a limited number of portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2020, we had two portfolio companies on non-accrual status. These portfolio companies comprised approximately 12.9% of our debt portfolio at cost, which may be a higher percentage of the portfolio at cost than the BDC industry average. The continued failure by borrowers under these loans to pay interest and repay principal, and the failure by other borrowers to make such payments, could have a material adverse effect on our financial condition and results of operation and, consequently, our ability to meet our payment obligations under the Credit Facility and our 2022 Notes.

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

Risks Relating to Our Securities and an Offering of Our Securities

We may be unable to invest a significant portion of the net proceeds from an offering of our securities, or from repayments by portfolio companies, on acceptable terms within an attractive time frame.

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

We may allocate the net proceeds from an offering and other cash on hand in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of an offering and other cash on hand and may use such funds in ways with which you may not agree or for purposes other than those contemplated at the time of the offering. In addition, we can provide you with no assurance that by increasing the size of our available equity capital our expense ratio or debt ratio will be lowered.

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

Prior to 2020, we historically made distributions on a monthly basis to our stockholders; however, our board of directors previously determined to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and suspend the declaration of any future dividends until such later time as the board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests. We ultimately paid the previously declared but deferred March 2020 and April 2020 monthly dividends in a single distribution of $0.16 per share on December 29, 2020, but did not declare or pay any other monthly dividends in 2020 after the declaration and payment of the March 2020 and April 2020 monthly dividends.

We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes, as well as under the Merger Agreement, may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will be subject to U.S. corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all.

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

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

The issuance of subscription rights, warrants or convertible debt that are exchangeable for our common stock, may cause your interest in us to be diluted as a result of any such rights, warrants or convertible debt offering.

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

Our 2022 Notes are not secured by any of our assets or the assets of any of our subsidiaries. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we, or any existing or future subsidiary may, have outstanding or that we or they may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy, or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of any existing and future subsidiary may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes. As of December 31, 2020, we had $35.6 million in outstanding indebtedness under our Credit Facility. This indebtedness is secured by all of our assets and therefore is effectively senior to the 2022 Notes to the extent of the value of such assets.

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

The indenture under which the 2022 Notes were issued offers limited protection to holders of the 2022 Notes. The terms of the indenture and the 2022 Notes do not restrict our or any of our existing or future subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2022 Notes. In particular, the terms of the indenture and the 2022 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2022 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2022 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2022 Notes, and (4) securities, indebtedness, or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2022 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. See "--Risks Relating to

Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.";

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2022 Notes, except that we have agreed that, for the period of time during which the 2022 Notes are outstanding, we will not violate Section 18(a)(1)(B) as modified by (i) Section 61(a) of the 1940 Act or any successor provisions and after giving effect to any exemptive relief granted to us by the SEC and (ii) the following two exceptions: (A) we will be permitted to declare a cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, but only up to such amount as is necessary for us to maintain our status as a RIC under Subchapter M of the Internal Revenue Code of 1986; and (B) this restriction will not be triggered unless and until such time as our asset coverage has not been in compliance with the minimum asset coverage required by Section 18(a)(1)(B) as modified by Section 61(a) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months. If Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act were applicable to us, these provisions would generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, were below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See "--Risks Relating to Our Business and Structure--Regulations governing our operations and capital structure affect (and could limit) our ability to raise, and the way in which we may raise, additional capital.";

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

We may choose to redeem the 2022 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the 2022 Notes. If prevailing rates are lower at the time of redemption, and we were to redeem the 2022 Notes, a holder of the 2022 Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2022 Notes being redeemed. Our redemption right also may adversely impact a holder's ability to sell the 2022 Notes.

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

General Risk Factors

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in laws, regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

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

The previous presidential administration implemented new tariffs against and trade policies with a number of countries, impacting a variety of goods and services. Additional tariffs and changes to trade policies could be implemented in the near future. From time to time, there is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the mere perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.

We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management's time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will continue to be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

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

We are required to disclose changes made in our internal control on financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We continued to be a non-accelerated filer as of December 31, 2020. Accordingly, we are not required to provide an independent registered public accounting firm's attestation report on our internal control over financial reporting as of December 31, 2020. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Portfolio company litigation or other litigation or claims against us or our personnel could result in additional costs and the diversion of our management’s time and resources.

In the course of investing in and providing significant managerial assistance to certain of our portfolio companies, certain persons employed by our investment adviser may serve as directors on boards of such companies. To the extent that litigation arises out of our investments in these companies or otherwise, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. Additionally, other litigation or claims against us or our personnel could result in additional costs, including defense costs, and the diversion of our management’s time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we may establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

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

Item 3.Legal Proceedings

We, HCAP Advisors, and our subsidiaries may from time to time be involved in litigation arising out of our operations in the normal course of business or otherwise, including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that the above-described proceedings will have a material adverse effect on our consolidated financial statements. Except as discussed below, neither we, HCAP Advisors nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

We and certain of our officer and directors as well as JMP Group have been named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the "Delaware Actions"). In addition, we and certain of our officer and directors, among others, have been named as defendants in a stockholder action, filed in the Supreme Court of the State of New York, captioned Greg Ramanauskas v. Harvest Capital Credit Corp, et al. (collectively with the Delaware Actions, the “Litigations”).

On February 25, 2021, two putative stockholders, each purporting to act on behalf of himself and our common stockholders, filed substantially identical verified class action complaints in the Court of Chancery in the State of Delaware. The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group and our Chief Executive Officer concerning our proposed merger with PTMN and Acquisition Sub. On March 5, 2021, a putative stockholder filed a similar complaint in the Supreme Court of the State of New York, alleging certain breaches of fiduciary duties against the individual defendants and aiding and abetting claims against us, PTMN, Acquisition Sub, and Sierra Crest. The complaints generally allege that the defendants breached their fiduciary duties in connection with the proposed merger and caused to be filed with the SEC an allegedly materially incomplete and misleading registration statement on Form N-14 relating to the proposed merger. The plaintiffs in the Litigations ask the court to enjoin the proposed merger, and award attorneys’ fees and costs, among other relief. Further, the plaintiffs in the Delaware Actions ask the court to direct the defendants to account to plaintiffs and the putative class for all damages suffered as a result of the alleged wrongdoing. The Litigations remain at an early stage.

We intend to defend ourselves vigorously against the allegations in the aforementioned actions. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity or that of any combined company. There can be no assurances that additional complaints or demands will not be filed or made with respect to the proposed Mergers. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, we may not necessarily announce them.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “HCAP.”

As of March 8, 2021, we had 15 shareholders of record of our common stock, which does not include stockholders who are beneficial owners but whose shares are held in "nominee" or "street name" by brokers and other nominees.

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

To receive RIC tax treatment, we must, among other things, distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the 15th day of the ninth month after the year which generated such taxable income or the extended due date of the tax return related to that year. We may, in the future, make deemed distributions to our stockholders of our net capital gains. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt out” dividend reinvestment plan, or “DRIP,” for our common stockholders. As a result, if we make cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Prior to 2020, we historically made distributions on a monthly basis to our stockholders; however, our board of directors previously determined to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and suspend the declaration of any future dividends until such later time as the board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests. We may not be able to achieve operating results that will allow us to continue to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our Credit Facility, any future credit facilities, and the indenture governing our 2022 Notes, as well as under the Merger Agreement, may limit our ability to make distributions in certain circumstances. If we do not distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term losses, we will fail to maintain our qualification for RIC tax treatment and will be subject to U.S. federal corporate-level federal income tax, which may reduce the amounts available for distribution. We cannot assure you that you will receive distributions at a particular level or at all. We ultimately paid the previously declared but deferred March 2020 and April 2020 monthly dividends in a single distribution of $0.16 per share on December 29, 2020, but did not declare or pay any other monthly dividends in 2020 after the declaration and payment of the March 2020 and April 2020 monthly dividends.

Tax characteristics of all distributions paid by us (or the applicable withholding agent) are reported to stockholders on Form 1099-DIV after the end of the calendar year. For the years ended December 31, 2019 and December 31, 2018, we made return of capital distributions totaling $0.23 and $0.16 per share, respectively. For the year ended December 31, 2020, we estimate that $0.21 per share of the distributions paid represented a return of capital. Our future distributions, and the rate of those distributions, if any, will be determined by our board of directors.

Sales of Unregistered Securities

During the year ended December 31, 2020, we issued a total of 22,442 shares of our common stock under our DRIP. The aggregate value of the shares of our common stock issued under the DRIP during the year ended December 31, 2020 was approximately $0.2 million.

Purchases of Equity Securities

During the three months ended December 31, 2020, the Company did not make any repurchases of its common stock.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Russell 2000 Financial Services Index and NASDAQ Financial 100 Index, for the five-year period ended December 31, 2020. The graph assumes that, on December 31, 2015, a person invested $100 in each of our common stock, at the closing price of our common stock on that date, the Russell 2000 Financial Services Index and the NASDAQ Financial 100 Index. The graph measures cumulative stockholder returns, which takes into account both changes in stock price and distributions. It assumes reinvestment of all cash dividends prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.Selected Financial Data

The following selected financial and other data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, is derived from our audited consolidated financial statements. The data below should be read in conjunction with our financial statements and related notes thereto, "Risk Factors" included in Part I, Item 1A in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Annual Report on Form 10-K. "Other Data" in the table below has not been audited.

	As of and for the
	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Interest income	$11,190,499	$12,335,573	$15,525,664	$18,468,062	$20,738,511
Other income	357,317	334,811	658,257	236,198	154,963
Operating expenses	9,883,637	8,841,598	10,201,522	10,467,406	10,841,052
Net investment income, after taxes	1,664,179	3,828,786	5,982,399	8,236,854	10,052,422
Net change in unrealized appreciation (depreciation) on investments	2,160,547	(2,671,388)	(428,921)	1,458,173	(3,528,349)
Provision for taxes on unrealized gains on investments	(1,236,329)	—	—	—	—
Net realized losses on investments	(4,923,171)	(2,363,853)	(486,680)	(8,062,441)	(517,586)
Net increase (decrease) in net assets resulting from operations	(2,334,774)	(1,206,455)	5,066,798	1,632,586	6,006,487

Other Data:
Dollar-weighted average annualized yield on debt and other income-producing investments (1)	11.9%	14.0%	14.8%	15.3%	15.4%
Dollar-weighted average annualized yield on total investments (1)	9.1%	11.3%	12.7%	13.7%	14.4%
Number of portfolio companies at year-end	21	25	24	31	31

Per Share Data (2):
Net increase (decrease) in net assets resulting from operations per share	$(0.39)	$(0.20)	$0.79	$0.25	$0.96
Net investment income per share	$0.28	$0.63	$0.93	$1.28	$1.60
Distributions declared per common share	$0.40	$0.98	$1.16	$1.45	$1.35
Net asset value per share	$10.42	$11.23	$12.30	$12.66	$13.86

Statement of Asset and Liabilities Data:
Gross investments	$89,554,573	$116,809,390	$94,913,862	$115,600,678	$134,101,534
Cash and restricted cash	39,383,960	21,847,282	28,775,548	11,464,437	7,556,978
Total assets	129,944,513	140,059,736	125,319,701	128,152,840	142,989,647
Borrowings	64,341,406	72,450,000	45,750,000	45,471,853	54,446,613
Total liabilities	67,727,992	73,278,254	46,923,737	46,371,411	55,867,351
Net assets	62,216,521	66,781,482	78,395,964	81,781,429	87,122,296

(1)	The dollar-weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt investments and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. The dollar-weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of the Company's total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect the Company’s expenses or any sales load that may be paid by investors. ProAir Holdings Corporation and GK Holdings, Inc. were excluded from this calculation as of December 31, 2020, Infinite Care, LLC was excluded from this calculation as of December 31, 2019, December 31, 2018, and December 31, 2017, and CP Holdings Co, Inc. (Choice Pet) was excluded from the calculation as of December 31, 2019 because they were on non-accrual status on such dates.
(2)	All per share amounts are basic and diluted.

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

•the impact of changes to tax legislation and, generally, our tax position;

•the ability of the parties to consummate the Mergers on the expected timeline, or at all;

•the ability to realize the anticipated benefits of the proposed Mergers;

•the effects of disruption on our business from the proposed Mergers;

•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;

•the effect that the pendency of the Mergers or consummation of the Mergers may have on the trading price of our common stock or PTMN Common Stock; and

•any potential termination of the Merger Agreement or action of our stockholders or PTMN’s stockholders with respect to any proposed transaction.

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

Proposed Merger With Portman Ridge Finance Corporation

On December 23, 2020, we entered into the Merger Agreement with PTMN, Acquisition Sub and Sierra Crest. The Merger Agreement provides that (i) Acquisition Sub will merge with and into the Company in the First Merger, with us continuing as the surviving corporation and as a wholly-owned subsidiary of PTMN, and (ii) immediately after the effectiveness of the First Merger, we will merge with and into PTMN in the Second Merger, with PTMN continuing as the surviving corporation. Sierra Crest is expected to manage the combined company following the Mergers.

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining the requisite approval of our stockholders. For further information, see “Note 1. Organization—The Proposed Merger with Portman Ridge Finance Corporation” to our consolidated financial statements included in this Annual Report on Form 10-K.

COVID-19 Update

The COVID-19 pandemic, and the related effects on the U.S. and global economies, has had adverse consequences for the business operations of certain of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of HCAP Advisors.

We are continuing to monitor the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, and we have continued to fund existing unfunded revolving lines of credit when requests have been made from our portfolio companies and intend to continue to do so. We may also participate in follow-on investments with respect to existing portfolio companies. Due to the adverse effects of the COVID-19 pandemic on our operations and our liquidity, and in light of our contractual obligations, we have decided to temporarily cease to make and originate new investments. We will decide to resume to make and originate new investments when we believe it is prudent in light of our capital needs and contractual obligations, and in the best interests of us and our stockholders.

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

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain of our portfolio companies will, and will continue to, experience financial distress and possibly default on their financial obligations to us and their other capital providers. This risk is amplified with respect to portfolio companies operating in certain industries, such as aerospace and defense, beverage, food and tobacco, construction and building, consumer goods, retail, business services, energy services and others. For example, in June 2020, one of our portfolio companies, General Nutrition Centers, Inc. ("GNC"), filed for bankruptcy. In October 2020, GNC was restructured upon the finalization of its plan of reorganization, in connection with which we received approximately $1.9 million, representing a full payoff at par of each of our New Money DIP Term Loan and Roll-up DIP Term Loan. We also received an additional $1.2 million in cash, in connection with the finalization of its plan of reorganization, representing a discounted payoff of our $3.0 million original tranche B-2 Term Loan and received our pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in GNC Holdings, LLC.

Some of our portfolio companies have taken steps to reduce operating expenses, such as significantly curtailing business operations, reducing headcounts and/or deferring capital expenditures, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, which decrease could be material. To mitigate these risks, a majority of our portfolio companies received approval for loans under the U.S. Small Business Administration's ("SBA") Paycheck Protection Program ("PPP Loan") created as part of the Coronavirus Aid, Relief, and Economic Security Act. Assuming that the PPP Loan proceeds are used to cover certain costs and expenses (e.g. documented payroll, mortgage interest, rent, and utility costs) and certain conditions are met, these PPP Loans could be completely forgiven by the U.S. federal government. Through the date of this filing, fourteen of our portfolio companies had received approval of PPP Loans totaling $30.3 million and certain portfolio companies are in the application process to receive approval for additional PPP Loans. As of December 31, 2020, we had two portfolio companies, with a combined fair value of $5.6 million, on non-accrual status. The effects of the COVID-19 pandemic discussed above increase the risk that we will place additional portfolio investments on non-accrual status in the future.

The COVID-19 pandemic and its effects on our portfolio companies have already had adverse material effects on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. During the year ended December 31, 2020 we added three portfolio companies, ProAir Holdings Corporation, GK Holdings, Inc., and GNC, to our non-accrual assets. GNC was subsequently removed from our non-accrual assets after it was restructured. We may need to restructure our investments in some of our portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could result in reduced interest payments, an increase in the amount of “paid-in-kind” or “PIK” interest we receive, and the placement of any such investment on non-accrual status. Certain restructurings of our portfolio investments included in the borrowing base for our Credit Facility or any future credit facility could result in a reduction in any such borrowing base, which may have a material adverse effect on our results of operations, financial condition and available liquidity going forward. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing borrowings, including existing borrowings and required amortization payments under the Credit Facility and existing borrowings under the 2022 Notes, and any distribution payments to stockholders. As discussed below, under “Financial Condition, Liquidity and Capital Resources,” our board of directors previously took action to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and determined to suspend the declaration of any future dividends until further notice. We ultimately paid the previously declared but deferred March 2020 and April 2020 monthly dividends in a single distribution of $0.16 per share on December 29, 2020 to shareholders of record at the close of business on December 15, 2020. Depending on the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder's election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Primarily as a result of the COVID-19 pandemic, we have had a significant reduction in our net asset value as of December 31, 2020, as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of December 31, 2020 primarily resulted from realized losses on certain portfolio company investments we exited during the year as well as due to decreases in the fair value of some of our portfolio company investments, which are primarily the result of the adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact.

As of December 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the Credit Facility contains events of default and cross-default provisions relating to other indebtedness, as well as affirmative and negative covenants, including, among other things: (i) a limit on our senior debt-to-tangible equity ratio of 1.00 to 1.00 at any time; (ii) a limit on our total debt-to-tangible equity ratio of 1.40 to 1.00 at any time; (iii) a limit on our debt service coverage ratio of 1.25 to 1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40 to 1.00 as of the end of any quarter prior to August 1, 2020); (iv) a requirement that our tangible net worth not be less than $58.0 million; (v) minimum liquidity; and (vi) maintenance of RIC and BDC status. The indenture governing the 2022 Notes (the "2022 Notes Indenture") also contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC), and, (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC).

As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and with the covenants under the terms of the Credit Facility and under the 2022 Notes Indenture. However, any continued increase in net unrealized depreciation on our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of (i) triggering the 1940 Act asset coverage covenants under the 2022 Notes Indenture, which would limit our ability to raise debt capital, pay distributions to our stockholders, and repurchase shares of our common stock, (ii) reducing our borrowing base under the Credit Facility or any future credit facility going forward, and (iii) breaching certain covenants under the Credit Facility, including but not limited to those relating to tangible net worth and debt service coverage ratio. In the event that unrealized depreciation in the fair value of portfolio investments included in the borrowing base of the Credit Facility or any future credit facility or other factors cause our aggregate outstanding borrowings under the Credit Facility or such other credit facility to exceed the applicable borrowing base, we would be required to immediately prepay the lenders an amount equal to such excess amount. If we are unable to remit such payment or we otherwise breach a covenant under the Credit Facility, or are unable to cure any event of default or obtain a waiver from the lenders, the lenders may choose to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests, which comprises all of our assets as of December 31, 2020, and accelerate our repayment obligations under the Credit Facility. Any such event would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. See "Risk Factors" included in Part I, Item 1A in this Annual Report on Form 10-K.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, 48.4% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), which generally are LIBOR-based. In addition, the Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Portfolio

Portfolio Composition

As of December 31, 2020, we had $89.6 million (at fair value) invested in 21 companies. As of December 31, 2020, our portfolio, at fair value, was comprised of approximately 71.1% senior secured term loans, 10.5% junior secured term loans and 18.4% equity and equity-like investments.

As of December 31, 2019, we had $116.8 million (at fair value) invested in 25 companies. As of December 31, 2019, our portfolio, at fair value, was comprised of approximately 73.6% senior secured term loans, 16.0% junior secured term loans and 10.4% equity and equity-like investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of annual EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Senior Secured	$66,041,926	$64,629,875	$87,032,136	$85,954,384
Junior Secured	14,329,126	9,417,801	20,413,183	18,757,348
Equity and Equity Related	13,663,289	15,506,897	16,004,386	12,097,658
Total Investments	$94,034,341	$89,554,573	$123,449,705	$116,809,390

At December 31, 2020, our average portfolio company debt investment at amortized cost and fair value was approximately $4.2 million and $3.9 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.7 million and $10.8 million, respectively. At December 31, 2019, our average portfolio company debt investment at amortized cost and fair value was approximately $4.5 million and $4.2 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.1 million and $11.6 million, respectively.

At December 31, 2020, 48.4% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 51.6% bore interest at fixed rates. At December 31, 2019, 53.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 47.0% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of December 31, 2020 and December 31, 2019, was approximately 11.9% and 14.0%, respectively. The weighted average effective yield on the entire portfolio, as of December 31, 2020 and December 31, 2019, was 9.1% and 11.3%, respectively. The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. ProAir Holdings Corporation and GK Holdings, Inc. were excluded from the calculation as of December 31, 2020 because they were on non-accrual status on that date. Infinite Care, LLC and CP Holding Co., Inc. (Choice Pet) were excluded from the calculation as of December 31, 2019 because they were on non-accrual status on that date. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income-producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of our total investments. The dollar-weighted average annualized yield on our investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect our expenses or any sales load that may be paid by investors.
For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for the years ended December 31, 2020 and December 31, 2019 is summarized in the tables below.

	2020
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$3,855,222	$4,102,226	$3,505,245	$3,694,494	$3,855,222
Accrual	264,962	255,109	292,631	486,522	1,299,224
Payments	(17,958)	(24,588)	(103,382)	(122,512)	(268,440)
PIK, end of period	$4,102,226	$3,505,245	$3,694,494	$4,046,725	$4,046,725

	2019
	Q1	Q2	Q3	Q4	FY

PIK, beginning of period	$3,123,501	$3,287,499	$3,449,314	$3,617,999	$3,123,501
Accrual	206,634	206,245	205,805	243,149	861,833
Payments	(42,636)	(44,430)	(37,120)	(5,926)	(130,112)
PIK, end of period	$3,287,499	$3,449,314	$3,617,999	$3,855,222	$3,855,222

Investment Activity

During the year ended December 31, 2020, we closed $2.2 million of debt investment commitments in 3 existing portfolio companies and made $0.4 million of equity investments in 3 existing portfolio companies. We did not originate or fund investments in any new portfolio companies during the year ended December 31, 2020. See "COVID-19 Update" above. During the year ended December 31, 2019, we closed $55.3 million of debt investment commitments in nine new and seven existing portfolio companies. We also made $3.7 million of equity investments in three new and three existing portfolio companies.

During the year ended December 31, 2020, we exited $25.3 million of debt investment commitments from 6 portfolio companies. We also exited $0.3 million of equity investments from 2 portfolio companies. During the year ended December 31, 2019, we exited $21.4 million of debt investment commitments from eight portfolio companies. We also exited $0.2 million of equity investments from two portfolio companies.

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

The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of December 31, 2020			As of December 31, 2019
Investment Rating	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Total Portfolio	Number of Portfolio Companies

1	$16.0	21.9%	3	$14.6	13.9%	3
2	20.1	27.5%	4	66.1	63.1%	13
3	13.0	17.8%	3	2.2	2.2%	1
4	24.0	32.8%	4	13.8	13.2%	2
5	—	—%	—	8.0	7.6%	1
	$73.1	100.0%	14	$104.7	100.0%	20

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, we remain contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending on management's judgment regarding collectability. As of December 31, 2020, we had investments in two portfolio companies on non-accrual status (our junior secured debt investment in ProAir Holdings Corporation and our junior secured debt investment in GK Holdings, Inc.), which totaled $5.6 million at fair value and $10.4 million at cost and comprised an aggregate of 12.9% of our debt investments at cost. As of December 31, 2019, we had investments in two portfolio companies on non-accrual status (our senior secured debt investment in Infinite Care, LLC and our junior secured debt investment in CP Holding Co., Inc. (Choice Pet)), which totaled $10.6 million at fair value and $10.7 million at cost and comprised an aggregate of 10.0% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2020 and 2019. The comparison of, and changes between, the fiscal years ended December 31, 2019 and December 31, 2018 can be found within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.

Results of Operations

An important measure of our financial performance is the net increase or decrease in net assets resulting from operations, which includes net investment income, net change in realized gain or loss and net change in unrealized appreciation or depreciation. Net investment income is the difference between our income from interest, distributions, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gain or loss on investments is generally the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation or depreciation on investments is the net unrealized change in the fair value of our investment portfolio.

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in kind, or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and to decrease as the size of our investment portfolio decreases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees, which may be non-recurring in nature.

Investment income for the year ended December 31, 2020 totaled $11.5 million, compared to investment income of $12.7 million for the year ended December 31, 2019. Investment income for the year ended December 31, 2020 was comprised of $8.8 million in cash interest, $1.3 million in PIK interest, $1.1 million in fees earned on the investment portfolio, and $0.4 million in other income. Investment income for the year ended December 31, 2019 was comprised of $10.7 million in cash interest, $0.9 million in PIK interest, $0.8 million in fees earned on the investment portfolio and $0.3 million in other income.

The $1.1 million decrease in investment income in the year ended December 31, 2020 is primarily attributable to a lower weighted average effective yield on our portfolio, a decrease in the size of our interest-earning portfolio, and lower prepayment fees compared to the year ended December 31, 2019 as well as to the addition of Pro Air Holdings Corporation, GK Holdings, Inc., and GNC (which was subsequently removed after it was restructured) to our non-accrual assets during the year ended December 31, 2020, offset by the removal of Infinite Care, LLC from our non-accrual assets during the year.
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

•fees and expenses associated with independent audits and outside legal costs, and

•costs associated with our reporting and compliance obligations under applicable U.S. federal and state securities laws.

Operating expenses totaled $9.9 million for the year ended December 31, 2020, compared to $8.8 million for the year ended December 31, 2019. Interest expense increased by $0.4 million to $3.6 million at December 31, 2020, primarily due to an increase in our average daily borrowings to finance our portfolio and operations and a higher weighted-average interest rate on borrowings under our Credit Facility during the year ended December 31, 2020. In addition, during the year ended December 31, 2020, we accelerated approximately $0.1 million of deferred financing costs in accordance with ASC 470 Debt, due to the reduction in our borrowing capacity under our Credit Facility. Professional fees increased to $1.6 million for the year ended December 31, 2020 from $1.1 million for the year ended December 31, 2019. General and administrative expenses increased to $1.1 million for the year ended December 31, 2020 from $1.0 million for the year ended December 31, 2019. Professional fees increased primarily due to the increased professional fees we incurred during the fourth quarter relating to the proposed Mergers. General and administrative increased slightly primarily due to one-time additional director fee compensation of $0.2 million paid to the independent members of our board of directors to compensate them for the additional services they provided to us relating to the proposed Mergers. These expenses were partially offset by a decrease in non-Mergers related expenses, as we reviewed all of our service providers in 2019 and changed certain service providers to more cost-effective solutions, which led to decreases in certain operating expenses during the year ended December 31, 2020. During the year ended December 31, 2020, we incurred approximately $1.0 million in expenses relating to the proposed Mergers.

Base management fees for the year ended December 31, 2020 were $2.1 million, compared to $2.2 million for the year ended December 31, 2019. The slight decrease in base management fees is attributable to a smaller average outstanding investment portfolio in 2020 as compared to 2019.

We did not incur any incentive management fees for each of the years ended December 31, 2020 or December 31, 2019. We did not incur an incentive management fees as a result of our pre-incentive fee net investment income not exceeding the hurdle rate in both 2020 and 2019. We only incur an income incentive management fee if our pre-incentive fee net investment income return exceeds a 2.0% (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income did not meet the hurdle for each of the three months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2019, June 30, 2019, September, 30, 2019, and December 31, 2019. The incentive fees paid or owed to HCAP Advisors are also subject to a three-year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters. The total return requirement did not impact the income incentive fee calculation for the year ended December 31, 2020 or December 31, 2019.

 Administrative services expense was $1.4 million for each of the years ended December 31, 2020 and 2019. HCAP Advisors agreed to a $1.4 million cap on amounts payable by us under the administration agreement for both 2020 and 2019. The cap included limits such that amounts payable would not exceed $1.4 million for the year. We hit the $1.4 million cap for both fiscal years 2020 and 2019. The actual administrative services expense that would have been payable to HCAP Advisors for the years ended December 31, 2020 and December 31, 2019 exceeded the cap by approximately $0.1 million and $0.5 million, respectively.

Net Investment Income

For the year ended December 31, 2020, net investment income was $1.7 million, compared to $3.8 million for the year ended December 31, 2019. For the year ended December 31, 2020, net investment income per share was $0.28, compared to $0.63 for the year ended December 31, 2019.

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

We recognized $4.9 million and $2.4 million in net realized losses on our investments for the years ended December 31, 2020 and December 31, 2019, respectively. A summary of realized gains and losses for the years ended December 31, 2020 and December 31, 2019 is as follows:

	Year Ended December 31,
	2020	2019
CP Holding Co., Inc. (Junior Secured Term Loan)	$(2,038,300)	$—
Dell International L.L.C. (Senior Secured Term Loan)	—	6,151
Deluxe Entertainment Services Group, Inc. (Senior Secured Term Loan)	—	(2,404,987)
Deluxe Entertainment Services Group, Inc. (Junior Secured Term Loan)	(522,921)	—
Deluxe Entertainment Services Group, Inc. (Common Equity)	(2,056,418)	—
Flight Lease VII, LLC (Common Equity Interest)	(112,500)	(271,811)
Flight Lease XII, LLC (Common Equity Interest)	(231,411)	—
Flight Lease XIII, LLC (Common Equity Interest)	—	(23,680)
Fox Rent A Car, Inc. (Common Equity Warrants)	15,994	239,743
General Nutrition Centers, Inc. (Senior Secured Term Loan)	(263,836)	—
Kleen-Tech Acquisition, LLC (Common Equity Warrants)	440,117	—
Mercury Network, LLC (Common Equity Units)	—	69,981
Northeast Metal Works LLC (Preferred Equity Interest)	—	20,750
Regional Engine Leasing, LLC (Residual Value)	(102,421)	—
Surge Busy Bee Holdings, LLC (Class B Equity Warrants)	(51,475)	—
Net realized losses	$(4,923,171)	$(2,363,853)

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $2.2 million for the year ended December 31, 2020 and net change in unrealized depreciation totaled $2.7 million for the year ended December 31, 2019. The change between years is primarily the result of exiting investments at losses during the year ended December 31, 2020.

Net Increase (Decrease) in Net Assets Resulting from Operations

The net decrease in net assets resulting from operations was $2.3 million for the year ended December 31, 2020 compared to a $1.2 million net decrease in net assets resulting from operations for the year ended December 31, 2019. The $1.1 million decrease between periods was a result of the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $28.0 million for the year ended December 31, 2020 and used cash $23.2 million for the year ended December 31, 2019, primarily in connection with the payoffs and fundings of investments and receipt of interest payments from our portfolio companies. Our financing activities used cash of $10.4 million for the year ended December 31, 2020 and provided cash of $16.3 million for the year ended December 31, 2019, primarily in connection with borrowings and repayments on our Credit Facility, distributions paid to shareholders, and repurchases of our common stock.

Our liquidity and capital resources are derived from our Credit Facility, proceeds received from the offerings of our securities, such as the 2022 Notes in August 2017, cash flows from operations, including investment sales and repayments, and cash income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities. To the extent the proposed Mergers do not close, we may amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date.

Although we have no current plans to raise capital, we may need to raise capital in the future and cannot assure you that we will be successful if we need to do so. In this regard, for so long as our common stock trades at a price below our net asset value per share, we will likely be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2020 and 2019, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we will be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not previously requested from stockholders.

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

As of December 31, 2020, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $64.3 million, and our asset coverage, as defined in the 1940 Act, was 197%. As of December 31, 2019, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $72.5 million, and our asset coverage, as defined in the 1940 Act, was 192%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of December 31, 2020 and December 31, 2019, we had cash and restricted cash of $39.4 million and $21.8 million, respectively.

Credit Facility

On October 29, 2013, we entered into a Loan and Security Agreement (as amended, restated and modified from time to time, the "Loan and Security Agreement") with CapitalSource Bank (now Pacific Western Bank, following a merger), as agent and a lender, and each of the lenders from time to time party thereto, including City National Bank, to provide us with our $45.0 million Credit Facility. The Credit Facility is secured by all of our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC.

As of December 31, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
In addition, as of December 31, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on January 31, 2021 (please see "Recent Developments" below for information regarding the extension of the revolving period to June 30, 2021); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on our debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires us to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits us from repurchasing shares of our common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.
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
As of December 31, 2020 and December 31, 2019, the outstanding balance on the $45.0 million Credit Facility was $35.6 million and $43.7 million, respectively.
2022 Notes

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of the 2022 Notes. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of the 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to us from the issuance of the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2020 and December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2020 and December 31, 2019, the deferred offering costs and discount balance was $0.6 million and $0.8 million, respectively.

The 2022 Notes mature on September 15, 2022 and bear interest at a rate of 6.125%. They are redeemable in whole or in part at any time at our option at a price equal to 100% of the outstanding principal amount of the 2022 Notes plus accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu with any existing and future unsecured indebtedness; senior to any of our future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including borrowings under the Credit Facility; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. Interest on the 2022 Notes is payable quarterly on March 15, June 15, September 15, and December 15 of each year. The 2022 Notes are listed on the Nasdaq Global Market under the trading symbol “HCAPZ.” We may from time to time repurchase 2022 Notes in accordance with the 1940 Act and the rules promulgated thereunder.

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

Contractual Obligations

A summary of the maturities of our principal amounts of debt and other contractual payment obligations as of December 31, 2020 are as follows:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility (1)	$35.6	$35.6	$—	$—	$—
2022 Notes (2)	28.8	—	28.8	—	—
Total	$64.4	$35.6	$28.8	$—	$—

(1)
The Credit Facility has a revolving period that expires on June 30, 2021, and a stated maturity date of October 30, 2021. We are required to pay down the principal amount outstanding under the Credit Facility on a monthly basis in equal installments during the relevant calendar quarter so that such outstanding amounts will be reduced by an amount equal to or greater than (i) $2.2 million for each of the first two full calendar quarters following July 31, 2020, (ii) $3.3 million for each of the succeeding two full calendar quarters and (iii) $4.3 million for each succeeding calendar quarter until termination of the Credit Facility, which is scheduled to mature on October 30, 2021.

(2)	The 2022 Notes will mature on September 15, 2022 unless earlier repurchased or redeemed.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020, our only off-balance sheet arrangements consisted of $1.8 million of unfunded revolving lines of credit to four of our portfolio companies. As of December 31, 2019, our only off-balance sheet arrangements consisted of $3.1 million of unfunded revolving lines of credit commitments to seven of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an external independent third-party valuation firm to arrive at what we believe to be reasonable estimates of fair value, whenever available. As of December 31, 2020, our investment portfolio had a fair value of $89.6 million and we recognized $2.2 million of unrealized appreciation for the year ended December 31, 2020. For more information on our fair value measurements, see Note 6 of the notes to our Consolidated

Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the notes to our Consolidated Financial Statements.

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

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility and in the indenture governing the 2022 Notes, as well as restrictions under the Merger Agreement, may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility and the indenture governing the 2022 Notes. For example, we are prohibited under the Loan and Security Agreement from declaring and paying any distribution or dividend, except to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code. We cannot assure stockholders that they will receive any dividends or distributions at a particular level.

In this regard, on March 12, 2020, we announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend") and May 28, 2020 (the "April 2020 Dividend") to record holders as of April 23, 2020 and May 21, 2020, respectively. However, our board of directors resolved to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and determined to suspend the declaration of any future dividends until such later time as our board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests. We ultimately paid the previously declared but deferred March 2020 Dividend and April 2020 Dividend in a single distribution of $0.16 per share on December 29, 2020 to shareholders of record at the close of business on December 15, 2020, but did not declare or pay any other monthly dividends in 2020 after the declaration and payment of the March 2020 Dividend and the April 2020 Dividend.

In accordance with certain Internal Revenue Service revenue procedures, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among each stockholder electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Recent Developments

On January 22, 2021, we entered into the Twelfth Amendment to the Loan and Security Agreement (the “Amendment”), which amended the Credit Facility to, among other things, (i) extend the revolving period to June 30, 2021, until which date we may receive additional advances at the discretion of the lenders; (ii) amend the definition of “debt service” to exclude from the calculation of the debt service coverage ratio, for any period from August 1, 2020 through June 30, 2021 (extended from December 31, 2020 pursuant to the Amendment), an amount equal to the lesser of (x) the amount of the required monthly amortization payments for the relevant period and (y) the aggregate amount of all prepayments of principal (both voluntary and mandatory) collected by us during the relevant period; and (iii) revise the definition of “modified net investment income” to account for our anticipated transaction costs associated with the pending Mergers. The other material terms of the Loan Agreement were unchanged by the Amendment.

As of March 12, 2021, we had no borrowings outstanding under our Credit Facility.

On March 1, 2021, we received $5.5 million from National Program Management & Project Controls, LLC ("NPMPC") representing full payoffs at par on both of the senior secured term loan and the senior secured delayed draw term loan and received a prepayment fee of $0.1 million. In addition, we received proceeds of $9.0 million for the sale of our class A membership interest in NPMPC. An additional $0.1 million is held in escrow and will be released to us at a later date.

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

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest earning assets and our interest expense in connection with our interest bearing debt and liabilities. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of December 31, 2020, twelve of our loans, or 48.4% of the fair value of our portfolio, carried interest at floating rates. In addition, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR rate plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of December 31, 2020 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by a de minimis amount. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income.

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

In July 2017, the U.K. Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. In late 2020, the ICE Benchmark Administration Limited, or the "IBA," the administrator of LIBOR, announced that it would consider extending the LIBOR transition deadline to the end of June 2023. See "Risk Factors—Risks Relating to Our Business and Structure—Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio and adversely affect our debt financing, which could have an adverse effect on our business, financial condition and results of operations.”

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of December 31, 2020, we had a total of $30.7 million principal balance, or 36.6% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, borrowings under our Credit Facility, which is currently set to mature on October 30, 2021, bear interest at LIBOR plus a margin rate. As a result, if we are able to extend our Credit Facility beyond 2021, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

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

Item 8.           Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Harvest Capital Credit Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Harvest Capital Credit Corporation and its subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, transfer agent and/or management of the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s investments primarily consist of privately held debt and equity instruments that lack observable market prices. All of Company’s investments are measured at fair value using unobservable inputs and assumptions, and as such the Company’s investments as of December 31, 2020 are classified as level 3 within the fair value hierarchy as described in Note 2. Determining the fair value of the Level 3 investments requires management to make significant judgments about the valuation methodologies (e.g. market approach vs. income approach) and inputs and assumptions used in the fair value calculation, including, but not limited to, revenue and EBITDA multiples, market yields, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions brought about by the COVID-19 pandemic. As of December 31, 2020, total investments at fair value were $89.6 million.

We identified the valuation of investments as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the Company’s investments included the following, among others:

•We obtained an understanding of the relevant controls related to, among other areas, management’s evaluation of valuation techniques and assumptions, calculations performed to determine fair value, the completeness and accuracy of information used in the valuation process, and the review and approval of valuations.
•We obtained an understanding of the methods and assumptions management uses to value the Company’s investment portfolio.
•We performed backtesting on investments that have had realizations or liquidity events during fiscal year 2020, comparing the implied value from the transaction to the fair value estimate from the most recent prior quarter.
•We performed a retrospective review of certain valuation inputs (e.g. portfolio company revenue and EBITDA) used in the Company’s December 31, 2019 by comparing those key inputs from the prior year valuation to portfolio company financial statements and/or schedules prepared by the portfolio company for a sample of investments.
•We tested the completeness and accuracy of information used in the valuations through inspection of portfolio company financial statements and/or schedules prepared by the portfolio company.
•We obtained management’s valuation analyses and reviewed the qualitative considerations made in determining each valuation, including, but not limited to, understanding portfolio company outlook, macroeconomic factors, liquidity and leverage characteristics, and other factors. We then compared this information to the valuation calculation in assessing the reasonableness of the fair value calculations.
•We developed an independent estimate of fair value for certain debt investments by performing comparable yield analyses or obtaining broker quotes.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management, including the validity of observable market data used in the valuation (e.g. comparable guideline public company multiples) as well as market yields. For certain investments, with the assistance of our valuation specialists, we developed independent enterprise value estimates and evaluated against the enterprise values determined by management.
•We compared the implied value from transactions occurring subsequent to valuation date to the fair value estimate as of December 31, 2020, where applicable.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

New York, New York
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Harvest Capital Credit Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of changes in net assets and of cash flows of Harvest Capital Credit Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations, changes in net assets and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2019

We served as the Company's auditor from 2011 to 2019.

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	December 31,	December 31,
	2020	2019
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $45,081,806 at 12/31/20 and $61,379,670 at 12/31/19)	$43,075,802	$60,973,556
Affiliated investments, at fair value (cost of $34,972,335 at 12/31/20 and $48,111,833 at 12/31/19)	35,563,428	47,431,234
Control investments, at fair value (cost of $13,980,200 at 12/31/20 and $13,958,202 at 12/31/19)	10,915,343	8,404,600
Cash	7,905,299	11,199,083
Restricted cash	31,478,661	10,648,199
Interest receivable	545,330	663,191
Accounts receivable – other	106,415	184,804
Deferred financing costs	205,630	425,379
Other assets	148,605	129,690
Total assets	$129,944,513	$140,059,736

LIABILITIES:
Revolving line of credit	$35,591,406	$43,700,000
2022 Notes (net of deferred offering costs and unamortized discount of $410,330 at 12/31/20 and $623,276 at 12/31/19)	28,339,670	28,126,724
Accrued interest payable	114,367	152,544
Accounts payable - base management fees	474,217	593,266
Accounts payable - administrative services expenses	350,000	350,000
Accounts payable and accrued expenses	1,622,003	355,720
Deferred tax liability	1,236,329	—
Total liabilities	67,727,992	73,278,254

Commitments and contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,610,261 issued and 5,968,296 outstanding at 12/31/20 and 6,587,819 issued and 5,945,854 outstanding at 12/31/19	6,610	6,588
Capital in excess of common stock	89,578,243	90,876,759
Treasury shares at cost, 641,965 shares at each of 12/31/20 and 12/31/19	(6,723,505)	(6,723,505)
Accumulated over distributed earnings	(20,644,827)	(17,378,360)
Total net assets	62,216,521	66,781,482
Total liabilities and net assets	$129,944,513	$140,059,736

Common stock outstanding	5,968,296	5,945,854

Net asset value per common share	$10.42	$11.23

See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$4,580,619	$5,941,454	$9,732,421
Cash - affiliated investments	4,114,144	4,718,181	3,052,524
Cash - control investments	98,633	—	130,934
PIK - non-affiliated/non-control investments	553,774	135,140	590,980
PIK - affiliated investments	646,817	726,693	739,773
PIK - control investments	98,633	—	—
Amortization of fees, discounts and premiums, net:
Non-affiliated/non-control investments	338,136	642,433	1,185,784
Affiliated investments	759,743	171,672	93,248
Total interest income	11,190,499	12,335,573	15,525,664
Other income	357,317	334,811	658,257
Total investment income	11,547,816	12,670,384	16,183,921

Expenses:
Interest expense - revolving line of credit	1,158,910	640,119	530,474
Interest expense - unused line of credit	159,237	327,876	341,476
Interest expense - deferred financing costs	301,582	226,678	227,814
Interest expense - unsecured notes	1,760,940	1,760,940	1,760,940
Interest expense - deferred offering costs	212,948	198,602	185,068
Total interest expense	3,593,617	3,154,215	3,045,772

Professional fees	1,598,981	1,099,075	1,965,589
General and administrative	1,073,803	982,003	1,071,024
Base management fees	2,117,236	2,206,305	2,312,957
Investment banking fees (Note 7)	100,000	—	—
Incentive management fees	—	—	910,755
Administrative services expense	1,400,000	1,400,000	1,400,000
Total expenses, before reimbursement	9,883,637	8,841,598	10,706,097

Less: Professional fees reimbursed by HCAP Advisors, LLC (Note 7)	—	—	(449,835)

Total expenses, after reimbursement	9,883,637	8,841,598	10,256,262

Net Investment Income, before taxes	1,664,179	3,828,786	5,927,659

Excise tax expense	—	—	8,825
Current income tax benefit	—	—	(63,565)
Net Investment Income, after taxes	1,664,179	3,828,786	5,982,399

Net realized gains (losses):
Non-affiliated / Non-control investments	(5,019,378)	(2,112,792)	225,072
Affiliated investments	208,707	20,750	(626,136)
Control investments	(112,500)	(271,811)	(85,616)
Net realized losses	(4,923,171)	(2,363,853)	(486,680)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	(1,599,890)	(2,474,585)	204,267
Affiliated investments	1,271,692	275,097	(821,837)
Control investments	2,488,745	(471,900)	188,649
Net change in unrealized appreciation (depreciation) on investments	2,160,547	(2,671,388)	(428,921)
Total net unrealized and realized losses on investments	(2,762,624)	(5,035,241)	(915,601)
Provision for taxes on unrealized gains on investments	(1,236,329)	—	—
Net increase (decrease) in net assets resulting from operations	$(2,334,774)	$(1,206,455)	$5,066,798

	Year Ended December 31,
	2020	2019	2018

Net investment income per share	$0.28	$0.63	$0.93
Net increase (decrease) in net assets resulting from operations per share	$(0.39)	$(0.20)	$0.79
Weighted average shares outstanding (basic and diluted)	5,956,339	6,114,474	6,406,869

 See accompanying notes to audited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2017	6,457,588	$6,520	$93,043,208	$(724,039)	$(10,545,226)	$81,780,463
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	5,982,399	5,982,399
Net realized losses	—	—	—	—	(486,680)	(486,680)
Net change in unrealized depreciation on investments	—	—	—	—	(428,921)	(428,921)
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(6,384,248)	(6,384,248)
Return of capital distributions	—	—	(1,032,081)	—	—	(1,032,081)
Capital share transactions
Reinvestment of dividends	34,032	34	343,460	—	—	343,494
Share repurchases	(119,039)	—	—	(1,232,016)	—	(1,232,016)
Write-off of deferred offering costs	—	—	(146,446)	—	—	(146,446)
Tax reclassification of net assets	—	—	62,132	—	(62,132)	—
Total increase (decrease) for the year ended December 31, 2018	(85,007)	34	(772,935)	(1,232,016)	(1,379,582)	(3,384,499)
Balance as of December 31, 2018	6,372,581	$6,554	$92,270,273	$(1,956,055)	$(11,924,808)	$78,395,964
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	3,828,786	3,828,786
Net realized losses	—	—	—	—	(2,363,853)	(2,363,853)
Net change in unrealized depreciation on investments	—	—	—	—	(2,671,388)	(2,671,388)
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(4,525,811)	(4,525,811)
Return of capital distributions	—	—	(1,436,327)	—	—	(1,436,327)
Capital share transactions
Reinvestment of dividends	33,809	34	321,527	—	—	321,561
Share repurchases	(460,536)	—	—	(4,767,450)	—	(4,767,450)
Tax reclassification of net assets	—	—	(278,714)	—	278,714	—
Total increase (decrease) for the year ended December 31, 2019	(426,727)	34	(1,393,514)	(4,767,450)	(5,453,552)	(11,614,482)
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482

	Common Stock
	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482
Net increase (decrease) in net assets resulting from operations
Net investment income	—	—	—	—	1,664,179	1,664,179
Net realized losses	—	—	—	—	(4,923,171)	(4,923,171)
Net change in unrealized appreciation on investments and provision for taxes on unrealized gains on investments	—	—	—	—	924,218	924,218
Distributions to shareholders
Distributions from net investment income	—	—	—	—	(1,072,697)	(1,072,697)
Return of capital distributions	—	—	(1,308,496)	—	—	(1,308,496)
Capital share transactions
Reinvestment of dividends	22,442	22	150,984	—	—	151,006
Tax reclassification of net assets	—	—	(141,004)	—	141,004	—
Total increase (decrease) for the year ended December 31, 2020	22,442	22	(1,298,516)	—	(3,266,467)	(4,564,961)
Balance as of December 31, 2020	5,968,296	$6,610	$89,578,243	$(6,723,505)	$(20,644,827)	$62,216,521

 See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,334,774)	$(1,206,455)	$5,066,798
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(1,299,224)	(861,833)	(1,330,753)
Paid in kind income collected	268,440	130,112	1,943,314
Net realized losses on investments	4,923,171	2,363,853	486,680
Net change in unrealized depreciation (appreciation) of investments	(2,160,547)	2,671,388	428,921
Provision for taxes on unrealized gains on investments	1,236,329	—	—
Amortization of fees, discounts and premiums, net	(1,097,879)	(814,105)	(1,279,032)
Amortization of deferred financing costs	301,582	226,678	227,814
Amortization of deferred offering costs	212,948	198,602	185,068
Proceeds from sales of investments	1,728,081	6,310,541	2,307,046
Purchase of investments (net of loan origination and other fees)	(2,630,549)	(55,400,612)	(20,527,103)
Proceeds from principal payments	27,673,321	23,547,162	38,657,770
Changes in operating assets and liabilities
(Increase) decrease in interest receivable	117,861	58,004	(433,787)
(Increase) decrease in accounts receivable - other and other assets	(90,525)	129,157	(140,067)
Increase (decrease) in accrued interest payable	(38,177)	36,625	(23,229)
Increase (decrease) in accounts payable and other liabilities	1,144,761	(580,711)	114,839

Net cash provided by (used in) operating activities	27,954,819	(23,191,594)	25,684,279

Cash flows from financing activities:
Borrowings on revolving credit facility	122,713,837	135,400,000	113,800,000
Repayment of borrowings on revolving credit facility	(130,822,431)	(108,700,000)	(113,521,853)
Financing costs	(79,360)	(28,613)	(345,489)
Repurchased shares (held in Treasury Stock)	—	(4,767,449)	(1,232,017)
Distributions to equity holders (net of stock issued under dividend reinvestment plan of $151,006, $321,528, and $343,460, respectively)	(2,230,187)	(5,640,610)	(7,073,809)

Net cash provided by (used in) financing activities	(10,418,141)	16,263,328	(8,373,168)

Net increase (decrease) in cash during the period	17,536,678	(6,928,266)	17,311,111

Cash at beginning of year (1)	21,847,282	28,775,548	11,464,437

Cash at end of year (1)	$39,383,960	$21,847,282	$28,775,548

	Year Ended December 31,
	2020	2019	2018
Non-cash operating activities:
Conversion of Infinite Care, LLC term loan into membership interests	$—	$—	$2,000,000
Fair value of warrants received from Kleen-Tech Acquisition, LLC	$—	$186,970	$—
Fair value of warrants received from Surge Hippodrome Holdings LLC	$—	$237,579	$—
Conversion of Northeast Metal Works, LLC Revolving Credit Facility to Senior Secured Term Loan	$—	$446,494	$—
Conversion of Coastal Screen & Rail, LLC Revolving Credit Facility to Senior Secured Term Loan	$—	$950,000	$—
Fair value of Junior Lien Term Loan received in restructuring of Deluxe Entertainment Services Group Inc.	$—	$511,144	$—
Fair value of Equity received in restructuring of Deluxe Entertainment Services Group Inc.	$—	$2,056,418	$—
Fair value of Junior Secured Term Loan received in restructuring of General Nutrition Centers, Inc.	$1,435,000	$—	$—
Write-off of Deluxe Entertainment Services Group Inc. Junior Secured Term Loan	$(522,923)	$—	$—
Write-off of Deluxe Entertainment Services Group Inc. Common Equity	$(2,056,148)	$—	$—

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$151,005	$321,528	$343,460
Write-off of deferred equity offering costs	$—	$—	$146,446

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,117,264	$2,692,310	$2,656,119
Cash paid during the period for taxes	$56,968	$58,665	$88,841

(1) Consists of cash and restricted cash of $7,905,299 and $31,478,661, respectively, at December 31, 2020, $11,199,083 and $10,648,199 respectively, at December 31, 2019, and $26,963,310 and $1,812,238, respectively, at December 31, 2018.
See accompanying notes to audited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2020

Portfolio Company	Date**	Industry	Investment (1) (2) (10)(11)(12)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (11.0%) *	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%, 1M LIBOR + 10.25% + 1.00% PIK)	(4)	$6,825,893	$6,734,136	$6,825,893
					6,825,893	6,734,136	6,825,893

Brite Media LLC (0.3%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	167,554
						125,000	167,554

Coastal Screen and Rail, LLC (12.7%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash + 3.50% PIK)	(4)	7,295,206	7,220,501	7,295,206
	01/2018		Senior Secured Revolving Line of Credit, due 07/2022 (8.26%; 3M LIBOR + 8.00%)	(3)	100,000	100,000	100,000
	01/2018		Preferred Equity Interest (3.90% fully diluted Common Equity)	(5)		150,000	491,712
					7,395,206	7,470,501	7,886,918

GNC Holdings, LLC (2.2%)*	10/2020	Beverage, Food, & Tobacco	Junior Secured Term Loan, due 10/2026 (9.23%; LIBOR + 6.00% + 3.00% fee)	(13)	1,805,102	1,461,179	1,344,801
					1,805,102	1,461,179	1,344,801

GK Holdings, Inc. (2.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.25%; 3M LIBOR +10.25% with a 1.00% LIBOR floor + 2.00% default rate)	(4) (9)	3,000,000	2,972,406	1,575,000
					3,000,000	2,972,406	1,575,000

KC Engineering & Construction Services, LLC (5.9%) *	10/2017	Environmental Industries	Class A Membership Interest (2.5% fully diluted common equity)	(5)		906,761	3,699,198
						906,761	3,699,198

Peerless Media, LLC (5.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		3,609,615	3,584,585	3,609,615
					3,609,615	3,584,585	3,609,615

ProAir Holdings Corporation (6.4%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (15.50%; 13.50% + 2.0% default PIK)	(4) (9)	7,698,531	7,424,544	3,998,000
					7,698,531	7,424,544	3,998,000

Safety Services Acquisition Corp. (7.2%) *	03/2017	Services: Business	Senior Secured Term Loan, due 08/2021 (13.75%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor + 4.00% PIK)	(4)	4,464,931	4,463,347	4,464,931
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	41,892
					4,464,931	4,563,347	4,506,823

Surge Busy Bee Holdings, LLC (11.2%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (10.15%; 1M LIBOR + 10.00%)	(4)	3,706,250	3,620,193	3,550,000
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% Cash + 2.00% PIK)	(4)	3,540,127	3,471,682	3,412,000
			Senior Secured Revolving Line of Credit, due 11/2021	(3)	—	—	—
			Class B Equity Warrants (4.75% fully diluted common equity)			76,475	—
					7,246,377	7,168,350	6,962,000

Water-Land Manufacturing & Supply, LLC (4.0%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,470,997	2,500,000
					2,500,000	2,470,997	2,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (10)(11)(12)		Principal	Cost	Fair Value

World Business Lenders, LLC (-%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.27% fully diluted common equity)	(7)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$44,545,655	$45,081,806	$43,075,802

Affiliate Investments
Flight Lease XII, LLC (0.3%) *	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(5)		$158,346	$158,346
						158,346	158,346

Kleen-Tech Acquisition, LLC (Concierge Building Services, LLC) (0.5%)*	05/2019	Services: Business	Common Equity Units (6.89% fully diluted common equity)	(5)		250,000	325,000
					—	250,000	325,000

National Program Management & Project Controls, LLC (23.7%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)		5,427,595	5,368,931	5,536,147
			Senior Secured Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(3)	63,193	62,933	64,456
			Class A Membership Interest (5.10% fully diluted common equity)	(5)		2,791,241	9,236,765
					5,490,788	8,223,105	14,837,368

Northeast Metal Works, LLC (17.4%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2021 (10.00%; 5.00% Cash + 5.00% PIK)		13,722,292	13,720,633	10,813,299
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(5)		1,515,520	—
					13,722,292	15,236,153	10,813,299

Slappey Communications, LLC (0.5%)*	05/2019	Telecommunications	Common Equity Units (11.33% preferred equity / 7.05% fully diluted common equity)	(5)		288,946	281,648
					—	288,946	281,648

Surge Hippodrome Holdings LLC (7.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,184,550	4,746,273
			Common Equity Interest (10.69% fully diluted common equity)	(5)		464,421	6,205
			Common Equity Warrants (6.38% fully diluted common equity)	(5)		237,579	3,993
					5,460,000	5,886,550	4,756,471

V-Tek, Inc. (7.1%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (6.0%)		3,237,500	3,243,138	2,866,296
			Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(3)	1,536,097	1,536,097	1,525,000
			Common Equity Interest (8.98% fully diluted common equity)	(5)		150,000	—
					4,773,597	4,929,235	4,391,296
Subtotal Affiliate Investments					$29,446,677	$34,972,335	$35,563,428

Control Investments
Flight Lease VII, LLC (0.5%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(8)		$300,000	$300,000
						300,000	300,000

Infinite Care, LLC (17.1%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2022 (8.0% with a borrower PIK option)	(6)	5,043,356	3,314,219	5,043,356
			Senior Secured Revolving Line of Credit, due 01/2022 (8.0% with a borrower PIK option)	(6)	4,777,403	4,416,981	4,777,403

Portfolio Company	Date**	Industry	Investment (1) (2) (10)(11)(12)		Principal	Cost	Fair Value
			Membership Interest (100.00% membership interests)	(5) (6)		5,949,000	794,584
					9,820,759	13,680,200	10,615,343
Subtotal Control Investments					$9,820,759	$13,980,200	$10,915,343

Total Investments at 12/31/20 (143.9%) *					$83,813,091	$94,034,341	$89,554,573

See accompanying notes to audited consolidated financial statements.

* Fair value as a percentage of net assets.
** Date refers to the origination date of the investment.

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2020 or, if higher, the applicable LIBOR floor.
(3)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the accompanying notes to the audited Consolidated Financial Statements for further discussion on unfunded commitments.
(4)	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(6)	Infinite Care, LLC ("ICC") was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 13 in the accompanying notes to the audited Consolidated Financial Statements for summarized balance sheets for ICC as of December 31, 2020 and December 31, 2019 and summarized income statements for the years ending December 31, 2020, December 31, 2019, and December 31, 2018.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 0.8% of the Company's total assets as of December 31, 2020.
(8)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2020, the Company recognized an impairment charge of $0.1 million, which is presented in the "net realized gains (losses) - control investments" line item on the Consolidated Statement of Operations.
(9)	This debt investment is on non-accrual status as of December 31, 2020.
(10)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying notes to the audited Consolidated Financial Statements for more information.
(11)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(12)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
(13)	In October 2020, General Nutrition, Inc. ("GNC") was restructured upon its sale. The Company received approximately $1.9 million, representing a full payoff at par of each of its New Money DIP Term Loan and its Roll-up DIP Term Loan. The Company also received an additional $1.2 million, representing a discounted payoff of its $3.0 million original tranche B-2 Term Loan and received its pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in GNC Holdings, LLC. The Company recognized a realized loss of $0.3 million relating to this transaction, which is presented in the "net realized gains (losses) - non-affiliated/non-control investments" line item on the Consolidated Statement of Operations.

As of December 31, 2020, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$66,041,926	$64,629,875	71.1%	103.9%
Junior Secured Debt	14,329,126	9,417,801	10.5%	15.1%
Equity	13,663,289	15,506,897	18.4%	24.9%
Total	$94,034,341	$89,554,573	100.0%	143.9%

The rate type of debt investments at fair value as of December 31, 2020 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$42,811,698	$38,205,560	51.6%	61.4%
Floating Rate	37,559,354	35,842,116	48.4%	57.6%
Total	$80,371,052	$74,047,676	100.0%	119.0%

The industry composition of investments at fair value as of December 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$458,346	0.5%	0.7%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	1,461,179	1,344,801	1.5%	2.2%
Capital Equipment	12,353,779	8,389,296	9.4%	13.5%
Construction & Building	15,693,606	22,724,287	25.4%	36.5%
Consumer Goods - Durable	2,470,997	2,500,000	2.8%	4.0%
Environmental Industries	906,761	3,699,198	4.1%	5.9%
Healthcare & Pharmaceuticals	13,680,200	10,615,343	11.8%	17.1%
High Tech Industries	9,706,542	8,400,893	9.4%	13.5%
Media: Advertising, Printing & Publishing	3,709,585	3,777,168	4.2%	6.1%
Metals & Mining	15,236,153	10,813,299	12.1%	17.4%
Services: Business	17,868,247	16,550,294	18.5%	26.6%
Telecommunications	288,946	281,648	0.3%	0.4%
Total	$94,034,341	$89,554,573	100.0%	143.9%

The geographic concentrations at fair value as of December 31, 2020 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$38,505,022	$41,669,277	46.5%	67.0%
Northeast	33,536,817	27,486,186	30.7%	44.2%
South	14,567,958	16,401,110	18.3%	26.3%
Midwest	7,424,544	3,998,000	4.5%	6.4%
Total	$94,034,341	$89,554,573	100.0%	143.9%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
(as of December 31, 2019)

Portfolio Company	Date**	Industry	Investment (1) (2)(12) (13)(14)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.3%) *	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK		$6,974,139	$6,850,952	$6,850,952
			Senior Secured Revolving Line of Credit, due 09/2020 (1M LIBOR + 8.00%)	(4)	—	—	—
					6,974,139	6,850,952	6,850,952

Brite Media LLC (0.3%) *	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	183,800
						125,000	183,800

Coastal Screen and Rail, LLC (11.4%) *	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash/3.50% PIK)		7,225,434	7,116,020	7,143,830
			Senior Secured Revolving Line of Credit, due 07/2022 (9.95%; 3M LIBOR + 8.00%)	(4)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted Common Equity)	(6)		150,000	367,000
					7,325,434	7,366,020	7,610,830

CP Holding Co. Inc. (Choice Pet) (3.3%) *	05/2013	Retailer	Junior Secured Term Loan, due 06/2020 (12.00%; 7.00% current and 5.00% deferred)	(10)	2,899,852	3,098,300	2,233,000
					2,899,852	3,098,300	2,233,000

Deluxe Entertainment Services Group Inc. (2.9%) *	01/2019	Media: Diversified & Production	Junior Secured Term Loan, due 09/2024 (10.44%; LIBOR + 6.00% + 2.50% PIK)	(15)	513,098	513,098	513,098
			Common Equity (0.63% fully diluted common equity)	(15)		2,056,418	1,440,739
					513,098	2,569,516	1,953,837

Flavors Holdings, Inc. (5.7%) *	10/2014	Beverage, Food & Tobacco	Junior Secured Term Loan, due 10/2021 (11.94%; 3M LIBOR +10.00% with a 1.00% LIBOR floor)		4,000,000	3,946,828	3,775,000
					4,000,000	3,946,828	3,775,000

General Nutrition Centers, Inc. (6.2%) *	02/2019	Beverage, Food & Tobacco	Senior Secured Term Loan, due 03/2021 (10.58%; LIBOR + 8.75%; ABR + 7.75%)		4,326,812	4,216,840	4,137,514
					4,326,812	4,216,840	4,137,514

GK Holdings, Inc. (3.4%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (12.19%; 3M LIBOR +10.25% with a 1.00% LIBOR floor)	(5)	3,000,000	2,968,933	2,246,250
					3,000,000	2,968,933	2,246,250

KC Engineering & Construction Services, LLC (3.6%) *	10/2017	Environmental Industries	Class A Membership Interest (3.0% fully diluted common equity)	(6)		675,030	2,373,686
						675,030	2,373,686

Peerless Media, LLC (6.8%) *	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		4,552,922	4,517,569	4,552,922
					4,552,922	4,517,569	4,552,922

ProAir Holdings Corporation (11.2%) *	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (13.50%)		7,500,000	7,424,544	7,500,000
					7,500,000	7,424,544	7,500,000

Regional Engine Leasing, LLC (3.5%) *	03/2015	Aerospace & Defense	Senior Secured Term Loan, due 03/2020 (11.00%; the greater of 11.00% or LIBOR +4.50%)		2,352,247	2,346,042	2,352,247
			Residual Value	(3)		102,421	—
					2,352,247	2,448,463	2,352,247

Safety Services Acquisition Corp. (7.0%) *	03/2017	Services: Business	Senior Secured Term Loan, due 12/2020 (10.00%; 3M LIBOR + 8.00% with a 1.00% floor)	(5)	4,468,750	4,463,773	4,468,750
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	185,768

Portfolio Company	Date**	Industry	Investment (1) (2)(12) (13)(14)		Principal	Cost	Fair Value
					4,468,750	4,563,773	4,654,518

Surge Busy Bee Holdings, LLC (12.1%) *	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (12.80%; 1M LIBOR + 11.00%)		4,081,250	3,953,009	3,940,500
			Senior Secured Term Loan, due 11/2022 (15.00%; 13.00% cash + 2.00% PIK)		3,774,563	3,690,463	3,611,000
			Senior Secured Revolving Line of Credit, due 11/2021 (9.80%; 1M LIBOR + 8.00%)	(4)	150,000	150,000	150,000
			Class B Equity Warrants (9.50% fully diluted common equity)			152,950	357,500
					8,005,813	7,946,422	8,059,000

Water-Land Manufacturing & Supply, LLC (3.7%) *	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,461,480	2,490,000
					2,500,000	2,461,480	2,490,000

World Business Lenders, LLC (0.0%) *	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.28% fully diluted common equity)	(8)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$58,419,067	$61,379,670	$60,973,556

Affiliate Investments
Flight Lease XII, LLC (0.5%) *	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(6)		$389,757	$345,980
						389,757	345,980

Kleen-Tech Acquisition, LLC (11.0%) *	05/2019	Services: Business	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash + 2.00% PIK)		7,131,721	6,850,998	6,819,708
			Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash + 2.00% PIK)	(4)	—	—	—
			Common Equity Units (7.96% fully diluted common equity)	(6)		250,000	274,136
			Common Equity Warrants (8.50% fully diluted common equity)	(6)		186,970	275,104
					7,131,721	7,287,968	7,368,948

National Program Management & Project Controls, LLC (15.5%) *	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(4)	5,566,764	5,487,512	5,566,763
			Class A Membership Interest (5.10% fully diluted common equity)	(6)		2,791,241	4,799,331
					5,566,764	8,278,753	10,366,094

Northeast Metal Works, LLC (15.0%) *	09/2014	Metals & Mining	Senior Secured Term Loan, due 06/2020 (15.00%; 11.0% Cash + 4.00% PIK)	(11)	13,121,048	13,115,448	11,596,969
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(6) (11)		1,515,520	—
					13,121,048	14,630,968	11,596,969

Slappey Communications, LLC (10.6%) *	05/2019	Metals & Mining	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)		6,845,352	6,718,056	6,828,238
			Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.0)% with a 2.50% LIBOR floor + 0.50% PIK)	(4)	—	—	—
			Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(6)		200,000	227,035
					6,845,352	6,918,056	7,055,273

Surge Hippodrome Holdings LLC (8.6%) *	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,131,294	5,131,294
			Common Equity Interest (10.10% fully diluted common equity)	(6)		360,000	360,000
			Common Equity Warrants (9.50% fully diluted common equity)	(6)		237,579	237,579
					5,460,000	5,728,873	5,728,873

V-Tek, Inc. (7.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)		3,237,500	3,191,361	3,175,500

Portfolio Company	Date**	Industry	Investment (1) (2)(12) (13)(14)		Principal	Cost	Fair Value
			Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(4)	1,536,097	1,536,097	1,536,097
			Common Equity (8.98% fully diluted common equity)	(6)		150,000	257,500
					4,773,597	4,877,458	4,969,097
Subtotal Affiliate Investments					$42,898,482	$48,111,833	$47,431,234

Control Investments
Flight Lease VII, LLC (0.6%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(9)		$412,500	$412,500
						412,500	412,500

Infinite Care, LLC (12.0%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2021 (3.0%)	(7)	4,740,284	3,377,702	3,783,600
			Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(7)	4,356,271	4,219,000	4,208,500
			Membership Interest (100% membership interests)	(6)		5,949,000	—
					9,096,555	13,545,702	7,992,100
Subtotal Control Investments					$9,096,555	$13,958,202	$8,404,600

Total Investments at 12/31/19 (174.9%) *					$110,414,104	$123,449,705	$116,809,390

See accompanying notes to audited consolidated financial statements.

* Fair value as a percentage of net assets.
** Date refers to the origination date of the investment.

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(3)	"Residual value" represents the value of the Company's share in the collateral securing the loan.
(4)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on unfunded commitments.
(5)	The coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(6)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(7)	Infinite Care, LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. ICC was current on its interest payments to the Company through December 31, 2017; however, it failed to repay the Company’s protective loan advances at various dates in the fourth quarter of 2017 as well as throughout 2018 and 2019. ICC was previously in breach of its minimum EBITDA, minimum fixed charge and total leverage covenants, but these breaches were waived by the Company through December 31, 2017 in connection with its entry into an agreement, dated as of January 13, 2017, with ICC relating thereto. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

The Proposed Merger With Portman Ridge Finance Corporation

On December 23, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation, a Delaware corporation (“PTMN”), Rye Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PTMN (“Acquisition Sub”), and Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN (“Sierra Crest”). The Merger Agreement provides that (i) Acquisition Sub will merge with and into the Company (the “First Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of PTMN, and (ii) immediately after the effectiveness of the First Merger, the Company will merge with and into PTMN (the “Second Merger” and, together with the First Merger, the “Mergers”), with PTMN continuing as the surviving corporation. Sierra Crest is expected to manage the combined company following the Mergers.

The transaction is the result of a review of strategic alternatives by the Company's board of directors and a special committee thereof (the “HCAP Special Committee”) comprised solely of the independent directors of the Company's board of directors. The Company's board of directors (other than directors affiliated with HCAP Advisors LLC, or “HCAP Advisors,” the Company’s investment adviser and administrator, who abstained from voting), on the unanimous recommendation of the HCAP Special Committee, has approved the Merger Agreement and the transactions contemplated thereby. The boards of directors of each of PTMN and Acquisition Sub, and the managing member of Sierra Crest, have also each unanimously approved the Merger Agreement and the transactions contemplated thereby.

Under the terms of the proposed transaction, at the closing of the First Merger (the “Closing”), PTMN will issue, in respect of all of the issued and outstanding shares of the Company's common stock (excluding shares held by the Company's subsidiaries or held, directly or indirectly, by PTMN or Acquisition Sub and all treasury shares (“Canceled Shares”)), in the aggregate, a number of shares of common stock, par value $0.01 per share, of PTMN (“PTMN Common Stock”) equal to 19.9% of the number of shares of PTMN Common Stock issued and outstanding immediately prior to the Closing (the “Total Stock Consideration”). In addition, subject to the terms and conditions of the Merger Agreement, at the Closing, PTMN will pay, in respect of all the issued and outstanding shares of the Company's common stock (excluding Canceled Shares) in the aggregate, an amount of cash equal to the amount by which (i) the Company's net asset value at Closing exceeds (ii) the product of (A) the Total Stock Consideration multiplied by (B) the quotient of (i) PTMN’s net asset value at closing divided by (ii) the number of shares of PTMN Common Stock issued and outstanding as of the determination date (the “Determination Date”) which is two days prior to the Closing (the “Aggregate Cash Consideration”). In addition, as additional consideration to the holders of shares of the Company's common stock that are issued and outstanding immediately prior to the Closing (excluding any Canceled Shares), Sierra Crest will pay or cause to be paid to such holders an aggregate amount in cash equal to $2.15 million.

Each person who as of the effective time of the First Merger is a record holder of shares of the Company's common stock will be entitled, with respect to all or any portion of such shares, to make an election (an “Election”) to receive payment for their shares of the Company's common stock in cash, subject to the conditions and limitations set forth in the Merger Agreement. Any record holder of shares of the Company's common stock at the record date who does not make an Election will be deemed to have elected to receive payment for their shares of the Company's common stock in the form of PTMN Common Stock. Each share of the Company's common stock (other than a Canceled Share) with respect to which an Election has been made will be converted into the right to receive an amount in cash equal to the Per Share Cash Price (as defined below), subject to adjustment under the terms of the Merger Agreement.

The “Per Share Cash Price” means the quotient of (i) the sum of (A) the product of Total Stock Consideration multiplied by the PTMN Per Share Price (as defined below) plus (B) the Aggregate Cash Consideration, divided by (ii) the number of shares of the Company's common stock issued and outstanding immediately prior to the Closing. The “PTMN Per Share Price” is defined as the average of the volume weighted average price per share of PTMN Common Stock on Nasdaq on each of the ten consecutive trading days ending with the Determination Date.

Each share of the Company's common stock (other than a Canceled Share) with respect to which an Election has not been made will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of PTMN Common Stock, equal to the number of shares of PTMN Common Stock with a value equal to the Per Share Cash Price based on the PTMN Per Share Price, subject to adjustment under the terms of the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants relating to the operation of each of PTMN’s and the Company's businesses during the period prior to the Closing. The Company has agreed to convene and hold a stockholder meeting for the purpose of seeking the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of the Company's common stock entitled to vote thereon.

The Merger Agreement contains “no-shop” provisions that restrict the Company's ability to solicit or initiate discussions or negotiations with third parties regarding other proposals to acquire the Company, and the Company is restricted in its ability to respond to such proposals. The Merger Agreement also contains customary termination rights. In particular, at any time prior to receipt of the requisite Company stockholder approval, the Company may terminate the Merger Agreement in order to substantially concurrently enter into a binding definitive agreement providing for the consummation of a Superior Proposal (as defined in the Merger Agreement), subject to the Company's compliance with notice and other specified conditions contained in the non-solicitation covenants, including giving PTMN the opportunity to propose revisions to the terms of the transactions contemplated by the Merger Agreement during a period following notice, and provided that the Company has not otherwise materially breached any provision of the non-solicitation covenants. If the Company terminates the Merger Agreement as provided in the foregoing sentence or the Merger Agreement is terminated under certain other circumstances, upon notice by PTMN, the Company must pay PTMN a termination fee equal to approximately $2.1 million, minus any amounts that the Company previously paid to PTMN in the form of expense reimbursement. Similarly, if the Merger Agreement is terminated under certain other circumstances by PTMN, upon notice by the Company, PTMN must pay the Company a termination fee equal to approximately $2.1 million.

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining the requisite Company stockholder approval. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), consistent with ASC Topic 946, Financial Services - Investment Companies, and in accordance with the rules and regulations of the SEC and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair statement of the Company's consolidated financial statements have been made.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Harvest Capital Credit Corporation and its wholly-owned subsidiaries, HCAP Equity Holdings, LLC and HCAP ICC, LLC. The effects of all intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation. Under ASC 946 the Company is precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

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

Restricted Cash

Restricted cash of $31.5 million and $10.6 million as of December 31, 2020 and December 31, 2019 respectively, was held at financial institutions in conjunction with the Company's $45.0 million senior secured revolving credit facility (as modified, amended and restated from time to time, the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees, expenses owed and borrowings outstanding under the Credit Facility.

Investments and Related Investment Income and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of December 31, 2020, the Company had debt investments in two portfolio companies with a combined fair value of $5.6 million on non-accrual status. As of December 31, 2019, the Company had debt investments in two portfolio companies with a combined fair value of $10.2 million on non-accrual status.

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

For equity investments with contractual dividends, the Company accrues the dividend income based on the contractual obligation. The Company will not accrue the dividend income if the Company believes that the dividend income is no longer collectible, including if the portfolio company valuation indicates that such dividend income is not collectible. For equity investments with contractual dividends, dividend income will be recognized on the ex-dividend date.

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

Investment Date

The Company records investment purchases and sales based on the trade date. For instances when the trade date and funding date differ, the Company captures the open trades in receivable for securities sold or payable for securities purchased on the Consolidated Statements of Assets and Liabilities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $4.9 million, $2.4 million, and $0.5 million in net realized losses on its investments during the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $2.2 million in net change in unrealized appreciation during the year ended December 31, 2020 and the Company recognized $2.7 million, and $0.4 million in net change in unrealized depreciation during the years ended December 31, 2019, and December 31, 2018, respectively.

Classification of Portfolio Companies

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See the table below for a breakdown of the Company's portfolio companies by classification at December 31, 2020 and December 31, 2019, respectively.

	Number of portfolio company investments by classification as of
	December 31, 2020	December 31, 2019
Non-Control/Non-Affiliated	12	16
Affiliated	7	7
Control	2	2
Total	21	25

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

 Valuation Process

Investments are measured at fair value as determined in good faith by the Company's management team and investment professionals of HCAP Advisors, the Company's external investment adviser, reviewed by the audit committee (which consists entirely of directors who are not "interested persons," as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company) of the board of directors, and ultimately approved by the Company's board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date.

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

In most cases the Company uses the income approach or bond yield approach for valuing its Level 3 debt investments, as long as the Company deems this method appropriate. This approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to the Company's, in order to assess what the range of effective market interest rates would be for the investment if it were being made on or near the valuation date. Then all of the remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment. If, in the Company's judgment, the bond yield approach is not appropriate, the Company may use the market approach, or, in certain cases, an alternative methodology potentially including an asset liquidation or expected recovery model.

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

Deferred Offering Costs

Deferred offering costs are made up of the expenses and discount related to the Company's 2022 Notes (defined below in Note 3). The deferred offering costs relating to the Company's 2022 Notes offering consist of underwriting fees, legal fees, offering discount, and other direct costs incurred and are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as deferred offering expense through the maturity of the 2022 Notes. Amortization expense of the deferred offering costs relating to the Company's 2022 Notes was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Deferred Financing Costs

Deferred financing costs are made up of debt issuance costs associated with the Credit Facility. The deferred debt financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of December 31, 2020 and December 31, 2019 was $0.2 million and $0.4 million, respectively. Amortization expense relating to deferred debt financing costs during the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $0.3 million, $0.2 million, and $0.2 million, respectively.

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

During the years ended December 31, 2020, December 31, 2019, and December 31, 2018 the Company declared distributions totaling $0.40, $0.98, and $1.16 per share, respectively. Of the aggregate distributions declared and paid during the year ended December 31, 2020, the Company estimates that, on a tax basis and subject to revision, those distributions will be derived from the following sources: (1) 45% ordinary income ($0.19 per share) and (2) 55% return of capital ($0.21 per share). The amount and source of these distributions, however, are estimates only and are provided solely pursuant to Section 19(a) of the 1940 Act. These estimates are not being provided for tax reporting purposes and should not be relied upon for tax reporting or any other purposes. The final determination of the amount and source of 2020 distributions was reported to stockholders on Form 1099-DIV.

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

HCAP Equity Holdings, LLC, one of the Company's wholly-owned, taxable subsidiaries, holds certain portfolio investments that are listed on the Consolidated Schedule of Investments. HCAP Equity Holdings, LLC is consolidated for financial reporting purposes, such that the company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by HCAP Equity Holdings, LLC. The purpose of HCAP Equity Holdings, LLC is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent such a taxable subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by a taxable subsidiary, their income is taxed to the taxable subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC status and resultant tax advantages.

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes. HCAP Equity Holdings, LLC is not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC, primarily as a result of its ownership of its portfolio companies. This income tax expense is reflected in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2020, the Company incurred a deferred tax expense of $1.2 million for such temporary differences. During the years ended December 31, 2019 and December 31, 2018, the Company did not incur any deferred tax expense for such temporary differences. During the years ended December 31, 2020, and December 31, 2019, the Company did not recognize any current income tax expense. During the year ended December 31, 2018, the Company recognized a current income tax benefit of $0.1 million, which was a reversal of the current income tax of $0.1 million the Company recorded for the year ended December 31, 2017. When the Company filed its fiscal year 2017 corporate tax returns in October of 2018, the Company determined that it did not incur any income tax expense and reversed the 2017 accrual in 2018.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of December 31, 2020. The Company is not currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2017-2019 for the Company remain subject to examination by the IRS.

Excise Tax

The Company estimates excise tax based on timely information available. The Company did not incur an excise tax for the years ended December 31, 2020 or December 31, 2019. For the year ended December 31, 2018, the Company incurred an excise tax of $8,825 (relating to an under accrual for its 2017 excise tax paid in 2018).

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	December 31, 2020	December 31, 2019
Revolving line of credit	$35,591,406	$43,700,000
2022 Notes	28,750,000	28,750,000
Total debt obligations	$64,341,406	$72,450,000
The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2020 were 5.8% and 1.2 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2019 was 5.4% and 2.2 years, respectively.

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

As of December 31, 2020, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
In addition, as of December 31, 2020, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on January 31, 2021 (please see "Note 14. Subsequent Events" below for information regarding the extension of the revolving period to June 30, 2021); (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on the Company’s debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant for the Company that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires the Company to pay a monthly fee for unused amounts during the revolving period in an amount equal to 0.50% per annum multiplied by the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (iv) prohibits the Company from repurchasing shares of its common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for the Company to maintain its eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold for the Company of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

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
As of December 31, 2020 and December 31, 2019, the outstanding balance on the Credit Facility was $35.6 million and $43.7 million, respectively. As of December 31, 2020 and December 31, 2019, the deferred financing costs balance was $0.2 million and $0.4 million, respectively.

As of December 31, 2020 and December 31, 2019, the Company was in compliance with its debt covenants under the Credit Facility.

2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of December 31, 2020 and December 31, 2019, the outstanding principal balance of the 2022 Notes was $28.8 million and $28.8 million, respectively. As of December 31, 2020 and December 31, 2019, the deferred offering costs balance was $0.6 million and $0.8 million, respectively.

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

The 2022 Notes Indenture contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); and (iii) requiring us to provide financial information to the holders of the 2022 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of December 31, 2020 and December 31, 2019, the Company was in compliance with its debt covenants under the 2022 Notes Indenture.

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

As of December 31, 2020 and December 31, 2019, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $64.3 million and $72.5 million, respectively, and as of December 31, 2020, and December 31, 2019, the Company's asset coverage, as defined in the 1940 Act, was 197% and 192%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 54.7% and 40.8% of total principal balance of debt investments outstanding as of December 31, 2020 and December 31, 2019, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 35.9%, 36.8% and 26.4% of total investment income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Note 5. Shareholders’ Equity

The following tables summarize the Company’s common stock activity for each of the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

	Year Ended December, 31
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Shares repurchased	—	$—	(460,536)	$(4,767,450)	(119,039)	$(1,232,017)
Dividends reinvested	22,442	151,006	33,809	321,561	34,032	343,460
Total	22,442	$151,006	(426,727)	$(4,445,889)	(85,007)	$(888,557)

As of December 31, 2020, December 31, 2019, and December 31, 2018, the Company had no dilutive securities outstanding.

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

During the year ended December 31, 2020, the Company did not repurchase any of its common stock. During the year ended December 31, 2019, the Company repurchased 460,536 shares of its common stock at an average price of $10.35 per share, and a total cost of $4.8 million. During the year ended December 31, 2018, the Company repurchased 119,039 shares of its common stock at an average price of $10.35 per share, and a total cost of $1.2 million.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker "HCAPZ" and, as of December 31, 2020 and December 31, 2019, the fair value of the 2022 Notes was $28.8 million and $29.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective dates.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of December 31, 2020 and December 31, 2019 was $35.6 million and $43.7 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of December 31, 2020 and December 31, 2019, unfunded commitments totaled $1.8 million and $3.1 million, respectively, and if funded, their estimated fair values on such dates were $1.8 million and $3.1 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or December 31, 2019. The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, respectively:

	Fair Values as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$64,629,875	$64,629,875
Junior Secured	—	—	9,417,801	9,417,801
Equity and Equity Related Securities	—	—	15,506,897	15,506,897
	$—	$—	$89,554,573	$89,554,573

	Fair Values as of December 31, 2019
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$85,954,384	$85,954,384
Junior Secured	—	—	18,757,348	18,757,348
Equity and Equity Related Securities	—	—	12,097,658	12,097,658
	$—	$—	$116,809,390	$116,809,390

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of December 31, 2020 and December 31, 2019, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at December 31, 2020	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$64,629,875	Bond Yield	Risk adjusted discount factor	8.0% - 18.4%	14.7%

		Market	EBITDA multiple	3.5x - 12.4x	6.2x

		Income	Weighted average cost of capital	8.0% - 22.8%	12.3%

Junior Secured	$9,417,801	Bond Yield	Risk adjusted discount factor	13.8% - 13.8%	13.8%

		Market	EBITDA multiple	4.8x - 8.9x	6.8x

		Income	Weighted average cost of capital	14.3% - 42.0%	31.4%

Equity and Equity Related Securities	$15,506,897	Market	EBITDA multiple	3.5x - 12.4x	10.8x

		Market	Book value multiple	1.0x - 1.0.x	1.0x

Type of Investment	Fair Value at December 31, 2019	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$85,954,384	Bond Yield	Risk adjusted discount factor	8.0% - 31.8%	17.6%

		Market	EBITDA multiple	3.8x - 12.0x	10.1x

		Market	Revenue multiple	3.3x - 3.3x	3.3x

		Income	Weighted average cost of capital	3.5% - 30.0%	13.2%

Junior Secured	$18,757,348	Bond Yield	Risk adjusted discount factor	27.5% - 27.5%	27.5%

		Market	EBITDA multiple	5.0x - 7.8x	6.9x

		Market	Revenue multiple	0.7x - 0.7x	0.7x

		Income	Weighted average cost of capital	13.0% - 32.5%	16.7%

Equity and Equity Related Securities	$12,097,658	Market	EBITDA multiple	5.0x - 12.0x	7.4x

		Market	Book value multiple	1.0x - 1.0x	1.0x

		Income	Weighted average cost of capital	12.0% - 12.0%	12.0%

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets for the years ending December 31, 2020 and December 31, 2019. Transfers between investment type and level, if any, are recognized at fair value at the end of the year in which the transfers occur:

	Year Ended December 31, 2020
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total

Fair value of portfolio, January 1, 2020	$85,954,384	$18,757,348	$12,097,658	$116,809,390
New/Add-on investments/principal increases	3,499,023	1,435,000	425,098	5,359,121
Principal payments received/principal reductions	(26,204,071)	(4,000,000)	—	(30,204,071)
Sales of investments	—	(1,060,000)	(652,087)	(1,712,087)
Loan origination and other fees received	(312,264)	(4,000)	—	(316,264)
Payment-in-kind interest earned	1,263,221	36,003	—	1,299,224
Accretion of deferred loan origination fees/discounts	1,027,717	70,162	—	1,097,879
Net realized losses on investments	(263,836)	(2,561,223)	(2,114,107)	(4,939,166)
Change in unrealized appreciation (depreciation) on investments	(334,299)	(3,255,489)	5,750,335	2,160,547
Fair value of portfolio, December 31, 2020	$64,629,875	$9,417,801	$15,506,897	$89,554,573
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2020	$(328,530)	$(4,292,618)	$5,120,371	$499,223

	Year Ended December 31, 2019
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total

Fair value of portfolio, January 1, 2019	$54,609,097	$33,231,424	$7,073,341	$94,913,862
New/Add-on investments/principal increases	47,964,325	1,511,144	5,804,192	55,279,661
Principal payments received/principal reductions	(12,158,618)	(15,312,803)	(230,113)	(27,701,534)
Sales of investments	—	—	(340,493)	(340,493)
Loan origination and other fees received	(1,893,215)	(12,000)	—	(1,905,215)
Payment-in-kind interest earned	859,824	2,010	—	861,834
Accretion of deferred loan origination fees/discounts	615,174	197,471	—	812,645
Net realized losses on investments	(2,404,987)	—	(34,999)	(2,439,986)
Change in unrealized appreciation (depreciation) on investments	(1,637,216)	(859,898)	(174,270)	(2,671,384)
Fair value of portfolio, December 31, 2019	$85,954,384	$18,757,348	$12,097,658	$116,809,390
Net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2019	$(1,639,716)	$(1,097,007)	$1,219,735	$(1,516,988)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.
There were no transfers between levels of fair value hierarchy during the years ended December 31, 2020 or December 31, 2019.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a portion of the Company’s assets and liabilities.

Note 7. Related Party Transactions

The Company's predecessor, Harvest Capital Credit LLC, was founded in 2011 by certain members of HCAP Advisors and JMP Group Inc. (now JMP Group LLC) ("JMP Group"), a full-service investment banking and asset management firm and affiliate of the Company. JMP Group currently holds an equity interest in us and a majority equity interest in HCAP Advisors. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) Harvest Capital Strategies, LLC ("HCS"), an SEC-registered investment adviser that focuses on venture capital and real estate funds, middle-market lending and private equity, and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors.

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

Management fee expense for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $2.1 million, $2.2 million, and $2.3 million, respectively.

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

The Company did not incur an income-based incentive fee for the year ended December 31, 2020 or December 31, 2019. Incentive fee expense for the year ended December 31, 2018 was $0.9 million.

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

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded net change in unrealized appreciation of $2.2 million for the year ended December 31, 2020, and recorded net change in unrealized depreciation of $2.7 million, and $0.4 million for each of the years ended December 31, 2019 and December 31, 2018, respectively. The Company recorded net realized losses of $4.9 million, $2.4 million, and $0.5 million for each of the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. The Company did not incur a capital gains incentive fee in any of the years ended December 31, 2020, December 31, 2019, or December 31, 2018.

Total base management fees and incentive management fees were $2.1 million, $2.2 million and $3.2 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Base management fees payable were $0.5 million and $0.6 million as of December 31, 2020 and December 31, 2019, respectively.

Administrative Services Expense

HCAP Advisors also serves as the Company's administrator pursuant to an administration agreement, which became effective in April 2018. Prior to that time, another affiliate of JMP Group, JMP Credit Advisors (now Medalist Partners Corporate Finance LLC) served as the Company's administrator, pursuant to an administration agreement under which JMP Credit Advisors provided administrative services to the Company and furnished it with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. Payments under the administration agreement were equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs and administrative services provided to the Company by its chief executive officer and other officers.

On April 17, 2018, in connection with the Company moving the physical location of its administrative function to its New York, New York office, the board of directors approved entry into an administration agreement with HCAP Advisors, which was entered into and took effect as of April 29, 2018. In conjunction with the new administration agreement, the prior administration agreement with JMP Credit Advisors was terminated. Under the current administration agreement, HCAP Advisors provides administrative services to the Company and furnishes the Company with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. In full consideration of the provision of the services of HCAP Advisors, the Company reimburses HCAP Advisors for the costs and expenses incurred by HCAP Advisors in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. HCAP Advisors agreed to cap the amounts payable by the Company under the administration agreement during each of the 2018, 2019, and 2020 fiscal years at $1.4 million.

Total administrative services expense was $1.4 million, $1.4 million, and $1.4 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Administrative services fees payable were $0.4 million and $0.4 million as of December 31, 2020 and December 31, 2019, respectively.

Expenses Reimbursed by HCAP Advisors

From time to time, HCAP Advisors may voluntarily waive and/or reimburse expenses incurred by the Company. During the year ended December 31, 2018, the Company incurred approximately $0.7 million in non-recurring professional fees for additional work provided by its legal counsel and external auditors in connection with the material weakness identified by management as disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2017. HCAP Advisors agreed to reimburse the Company approximately $0.4 million of those expenses. The Company is under no legal obligation to repay HCAP Advisors for any amount of the expenses HCAP Advisors agreed to reimburse the Company. HCAP Advisors did not waive or reimburse any expenses during the years ended December 31, 2020 or December 31, 2019.

Co-investment Transactions with Affiliates

In September 2018, in accordance with the Company's existing SEC co-investment exemptive relief under the 1940 Act (the "Exemptive Relief"), the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in an add-on investment in National Program Management & Project Controls, LLC. The Company's share of the co-investment transaction consisted of a $3.5 million senior secured term loan and $0.3 million of Class A membership interests. As of December 31, 2020, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $5.5 million senior secured term loan, a $0.1 million delayed draw term loan, and $9.2 million of class A membership interests. As of December 31, 2019, the Company's total investment, at fair value, in National Program Management & Project Controls, LLC consisted of a $5.6 million senior secured term loan and $4.8 million of class A membership interests.

In February 2019, in accordance with the Exemptive Relief, the Company executed a co-investment transaction whereby the Company invested alongside affiliate funds of JMP Group in a $4.8 million senior secured term loan and $0.5 million revolving line of credit of Peerless Media, LLC. The revolving line of credit was subsequently canceled. As of December 31, 2020, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $3.6 million senior secured term loan. As of December 31, 2019, the Company's total investment, at fair value, in Peerless Media, LLC consisted of a $4.6 million senior secured term loan.

Managerial Assistance Fees

The Company may be requested by its portfolio companies to provide significant managerial assistance and may receive fees from the applicable portfolio company in exchange for such services. The Company may then reimburse HCAP Advisors at cost for its expenses related to providing such services on the Company’s behalf, which amount will not exceed the amount the Company receives from such companies for providing this assistance. In addition, the amounts reimbursed to HCAP Advisors will not count against the $1.4 million cap on amounts payable by the Company under the administration agreement.

The Company incurred $0.2 million in managerial assistance costs associated with work performed by HCAP Advisors for managing Infinite Care, LLC during the year ended December 31, 2020. For the year ended December 31, 2020, the Company billed Infinite Care, LLC $0.5 million in managerial assistance fees, representing $0.2 million of fees earned during the year ended December 31, 2020 and $0.3 million of unearned fees. Managerial assistance fees earned during the year ended December 31, 2020 of $0.2 million are presented net against the aforementioned managerial assistance costs incurred in the consolidated statement of operations. The Company received $0.5 million from Infinite Care, LLC during the year ended December 31, 2020, of which less than $0.1 million was paid to HCAP Advisors during the year ended December 31, 2020 and $0.2 million was payable to HCAP Advisors as of December 31, 2020. The remaining $0.3 million received represents deferred managerial assistance fee income as of December 31, 2020. The $0.2 million payable to HCAP Advisors and the $0.3 million deferred managerial assistance fee income are included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities as of December 31, 2020. There were no transactions involving managerial assistance provided to Infinite Care, LLC, or any other portfolio company, during the years ended December 31, 2019 or December 31, 2018.

Strategic Alternatives

In October 2020, the HCAP Special Committee, on behalf of the Company, entered into an agreement with JMP Securities LLC at the direction of HCAP Advisors in connection with the Company's strategic alternatives review process, which had benefited the Company (the "JMP Securities Agreement"). In consideration for the services covered by the JMP Securities Agreement, the Company paid JMP Securities LLC $100,000 under the terms of the JMP Securities Agreement and, upon the consummation of the Mergers, will be required under the JMP Securities Agreement to pay JMP Securities an additional $250,000 in fulfillment of the remainder of the fee payable under the terms of the JMP Securities Agreement.

Note 8. Commitments and Contingencies

As of December 31, 2020, the Company had a total of $1.8 million in unfunded commitments comprised of unfunded revolving lines of credit for four of the Company’s debt investments.  At December 31, 2019, the Company had a total of $3.1 million in unfunded commitments comprised of unfunded revolving lines of credit for seven of the Company’s debt investments.  The following table summarizes the Company's unfunded commitments and extended fair value, if drawn, as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020		As of December 31, 2019
	Unfunded commitment	Extended fair value of unfunded commitment	Unfunded commitment	Extended fair value of unfunded commitment
Back Porch International, Inc.	$—	$—	$500,000	$491,168
Coastal Screen and Rail, LLC	850,000	850,000	850,000	850,000
Kleen-Tech Acquisition, LLC	—	—	400,000	382,500
National Program Management & Project Controls, LLC	35,600	36,312	100,000	100,000
Slappey Communications, LLC	—	—	500,000	498,750
Surge Busy Bee Holdings, LLC	450,000	432,340	300,000	300,000
V-Tek, Inc.	463,903	460,551	463,903	463,903
	$1,799,503	$1,779,203	$3,113,903	$3,086,321

Legal Proceedings

The Company and its subsidiaries may from time to time be involved in litigation arising out of their operations in the normal course of business or otherwise, including the enforcement of rights under the contracts with the Company's portfolio companies. Third parties may also seek to impose liability on the Company in connection with the activities of its portfolio companies. Except as discussed below, neither the Company nor its subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, and no such material proceedings are known to be contemplated.

The Company and certain of its officer and directors as well as JMP Group have been named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the “Delaware Actions”). In addition, the Company and certain of its officer and directors, among others, have been named as defendants in a stockholder action, filed in the Supreme Court of the State of New York, captioned Greg Ramanauskas v. Harvest Capital Credit Corp, et al. (collectively with the Delaware Actions, the “Litigations”).

On February 25, 2021, two putative stockholders, each purporting to act on behalf of himself and the Company’s common stockholders, filed substantially identical verified class action complaints in the Court of Chancery in the State of Delaware. The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group and the Company’s Chief Executive Officer concerning the Company’s proposed merger with PTMN and Acquisition Sub. On March 5, 2021, a putative stockholder filed a similar complaint in the Supreme Court of the State of New York, alleging certain breaches of fiduciary duties against the individual defendants and aiding and abetting claims against the Company, PTMN, Acquisition Sub, and Sierra Crest. The complaints generally allege that the defendants breached their fiduciary duties in connection with the proposed merger and caused to be filed with the SEC an allegedly materially incomplete and misleading registration statement on Form N-14 relating to the proposed merger. The plaintiffs in the Litigations ask the court to enjoin the proposed merger, and award attorneys’ fees and costs, among other relief. Further, the plaintiffs in the Delaware Actions ask the court to direct the defendants to account to plaintiffs and the putative class for all damages suffered as a result of the alleged wrongdoing. The Litigations remain at an early stage.

The Company intends to defend itself vigorously against the allegations in the aforementioned actions. Neither the outcome of the lawsuits nor an estimate of any reasonably possible losses is determinable at this time. An adverse judgment for monetary damages could have a material adverse effect on the Company’s operations and liquidity or that of any combined company. There can be no assurances that additional complaints or demands will not be filed or made with respect to the proposed Mergers. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, the Company may not necessarily announce them.

Note 9. Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares issued as of December 31, 2020, December 31, 2019 or December 31, 2018.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$(2,334,774)	$(1,206,455)	$5,066,798
Weighted average shares outstanding (basic and diluted)	5,956,339	6,114,474	6,406,869
Net increase (decrease) in net assets resulting from operations per share	$(0.39)	$(0.20)	$0.79

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

Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the year ended December 31, 2020, December 31, 2019, and December 31, 2018.

	Year Ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(2,334,774)	$(1,206,455)	$5,066,798
Net change in unrealized depreciation (appreciation) on investments	(2,160,547)	2,671,388	428,921
Provision for taxes on unrealized gains on investments	1,236,329	—	—
Book/tax difference due to acceleration of loan fees on modified investments	(147,137)	(50,356)	(286,208)
Book/tax difference due to interest income on certain investments	(882,500)	769,754	1,204,065
Investment income in HCAP Equity Holdings, LLC	—	(307,841)	(840,690)
Operating expenses in HCAP Equity Holdings, LLC	437,345	280,744	329,335
Book/tax difference due to capital losses	(63,003)	798,361	(816,305)
Book/tax difference due to partnership income on certain equity investments	—	—	(1,160,803)
Excise and income taxes not deductible	—	—	8,825
Other expenses not deductible	807	4,725	6,552
Capital loss carryforward	4,986,174	1,565,492	1,302,985
Taxable/Distributable Income	$1,072,694	$4,525,812	$5,243,475

The gross unrealized appreciation, gross unrealized depreciation and net unrealized depreciation of the Company's investments for federal income tax purposes totaled $4.2 million, $10.7 million and $6.5 million, respectively, as of December 31, 2020.  The tax cost of investments is $84.5 million. The components of accumulated undistributed earnings and distributions in excess of income on a tax basis were as follows:

	As of December 31,
	2020	2019	2018
Ordinary income (loss)	$738,822	$(238,875)	$(1,032,081)
Realized capital gains	$—	$—	$—

At December 31, 2020, the Company had a net long term capital loss carryforward of $15.5 million to offset future net capital gains. This loss carryforward does not have an expiration date.

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

HCAP Equity Holdings, LLC has a net operating loss carryforward for federal and state income taxes as of December 31, 2020 of approximately $0.5 million. During the year ended December 31, 2020, the Company recognized a $1.2 million provision for taxes on unrealized gains on investments, which is presented on the Company's Consolidated Statement of Assets and Liabilities as of December 31, 2020 as a deferred tax liability. As of December 31, 2019 HCAP Equity Holdings, LLC had a net operating loss carryforward for federal and state income taxes of approximately $0.5 million and a deferred income tax asset of approximately $0.4 million, which the Company recorded a full valuation allowance.

The Company's distributions, if any, are determined by its board of directors. The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If the Company maintains its qualification as a RIC, the Company will not be subject to U.S. federal corporate income tax on its investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the 15th day of the ninth month after the year which generated such taxable income or the extended due date of the tax return related to that year. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company did not incur a U.S. federal excise tax for calendar years 2020, 2019, or 2018.

The Company has adopted an “opt out” dividend reinvestment plan, or “DRIP,” for its common stockholders. As a result, if the Company makes cash distributions, then stockholders’ cash distributions will be automatically reinvested in additional shares of the Company's common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Note 11. Financial Highlights

The following is a schedule of financial highlights for each of the five years ended December 31, 2020:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of year	$11.23	$12.30	$12.66	$13.86	$14.26
Net investment income (1)	0.28	0.63	0.93	1.28	1.60
Realized losses on investments (1)	(0.83)	(0.39)	(0.08)	(1.26)	(0.08)
Net change in unrealized appreciation (depreciation) on investments and provision for deferred income taxes (1)	0.16	(0.44)	(0.06)	0.23	(0.56)
Net increase (decrease) in net assets from operations	(0.39)	(0.20)	0.79	0.25	0.96
Distributions from net investment income	(0.19)	(0.75)	(1.00)	(1.45)	(1.35)
Return of capital distributions	(0.21)	(0.23)	(0.16)	—	—
Total distributions	$(0.40)	$(0.98)	$(1.16)	$(1.45)	$(1.35)
Effect of shares repurchased	—	0.11	0.01	—	—
Effect of shares issued, net of offering expenses	(0.02)	—	—	—	(0.01)
Net asset value at end of year	$10.42	$11.23	$12.30	$12.66	$13.86
Net assets at end of year	$62,216,521	$66,781,482	$78,395,964	$87,781,429	$87,122,296
Shares outstanding at end of year	5,968,296	5,945,854	6,372,581	6,457,588	6,287,496
Weighted average shares outstanding (basic and diluted)	5,956,339	6,114,474	6,406,869	6,412,215	6,282,360
Per share closing price at end of year	$7.56	$8.77	$10.05	$10.96	$13.75

Ratios and Supplemental data:
Total return based on change in NAV, before incentive fees (2)	(1.58)%	1.09%	10.16%	2.69%	10.92%
Total return based on change in NAV, after incentive fees (2)	(1.58)%	1.09%	8.90%	2.62%	9.17%
Total investment return (3)	(8.57)%	(3.38)%	2.78%	(10.45)%	31.66%
Average Net Assets	$62,476,169	$72,360,074	$80,104,433	$85,071,701	$87,281,555

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	15.82%	12.22%	12.16%	12.24%	10.82%
Ratio of expenses to average net assets, excluding expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	15.82%	12.22%	13.30%	12.30%	12.42%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, before incentive fees	15.82%	12.22%	11.60%	12.24%	10.82%
Ratio of expenses to average net assets, including expenses reimbursed and fees waived by HCAP Advisors, after incentive fees	15.82%	12.22%	12.74%	12.30%	12.42%
Ratio of net investment income to average net assets	2.66%	5.29%	7.47%	9.68%	11.52%
Portfolio turnover ratio	5.17%	29.25%	17.85%	42.22%	21.76%
Asset coverage ratio	197%	192%	271%	284%	260%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(3)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

Note 12. Selected Quarterly Data (Unaudited)

The following table sets forth certain quarterly financial information for each of the last twelve quarters prior to December 31, 2020. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
(in thousands, except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment income	$3,287	$2,591	$3,027	$2,643
Net investment income	989	203	855	(383)
Net increase (decrease) in net assets resulting from operations	(3,677)	(760)	(383)	2,485
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.62)	$(0.13)	$(0.06)	$0.42

	Quarter Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$3,038	$2,994	$3,282	$3,356
Net investment income	762	841	1,072	1,154
Net increase in net assets resulting from operations	61	86	(1,043)	(310)
Net increase in net assets resulting from operations per share (basic and diluted)	$0.01	$0.01	$(0.17)	$(0.05)

Note 13. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 4-08(g) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018. The Company has determined that no portfolio companies met the conditions of a significant subsidiary under Regulation S-X Rule 3-09 for the years ended December 31, 2020, December 31, 2019, or December 31, 2018. The financial information presented below includes summarized financial information for Infinite Care, LLC, as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020.

Balance Sheet - Infinite Care, LLC	As of December 31, 2020	As of December 31, 2019
Assets:
Current assets	$3,407,455	$1,840,645
Non-current assets	321,691	493,709
Total assets	$3,729,146	$2,334,354

Liabilities and Members' Deficit:
Current liabilities	$4,438,738	$2,660,654
Non-current liabilities	9,820,759	9,096,555
Members' deficit	(10,530,351)	(9,422,855)
Total liabilities and members' deficit	$3,729,146	$2,334,354

Income Statement - Infinite Care, LLC	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net sales	$16,839,847	$16,305,493	$14,705,301
Cost of services provided	12,552,631	12,990,181	11,624,137
Gross profit	4,287,216	3,315,312	3,081,164
Operating expenses	4,985,826	4,272,008	3,513,732
Loss from operations	(698,610)	(956,696)	(432,568)
Other expenses, net	(408,886)	(263,945)	(1,301,301)
Net loss	$(1,107,496)	$(1,220,641)	$(1,733,869)

Note 14. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as discussed below.

On January 22, 2021, the Company entered into the Twelfth Amendment to the Loan and Security Agreement (the “Amendment”), which amended the Credit Facility to, among other things, (i) extend the revolving period to June 30, 2021, until which date the Company may receive additional advances at the discretion of the lenders; (ii) amend the definition of “debt service” to exclude from the calculation of the debt service coverage ratio, for any period from August 1, 2020 through June 30, 2021 (extended from December 31, 2020 pursuant to the Amendment), an amount equal to the lesser of (x) the amount of the required monthly amortization payments for the relevant period and (y) the aggregate amount of all prepayments of principal (both voluntary and mandatory) collected by the Company during the relevant period; and (iii) revise the definition of “modified net investment income” to account for the Company’s anticipated transaction costs associated with the pending Mergers. The other material terms of the Loan Agreement were unchanged by the Amendment.

As of March 12, 2021, the Company had no borrowings outstanding under its Credit Facility.

On March 1, 2021, the Company received $5.5 million from National Program Management & Project Controls, LLC ("NPMPC") representing full payoffs at par for both of the senior secured term loan and the senior secured delayed draw term loan and received a prepayment fee of $0.1 million. In addition, the Company received proceeds of $9.0 million for the sale of its class A membership interest in NPMPC. An additional $0.1 million is held in escrow and will be released to the Company at a later date.

Item 9.    Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting     and Financial Disclosure

None.

Item 9A.          Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with appropriate authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons serve on our board of directors. We have divided the directors into two groups - independent directors and interested directors. Each interested director is an "interested person" of the Company, as defined in Section 2(a)(19) of the 1940 Act. The principal occupations of each of our directors during the past five years are discussed below under "Biographical Information."

The business address for each of our directors is c/o Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, NY 10017. The Company is not part of a "fund complex," as that term is defined in Schedule 14A under the Exchange Act.

Name	Age	Position(s) Held with Company	Length of Time Served; Expiration of Term	Other Directorships of Public or Registered Investment Companies Held by Director During Past 5 Years
Independent Directors
Dorian B. Klein	62	Director	2013; term expires in 2023	None
Jack G. Levin	73	Director	2013; term expires in 2023	None
Richard A. Sebastiao	73	Director	2013; term expires in 2021	None
Interested Directors
Joseph A. Jolson	62	Chairman and Chief Executive Officer	2012; term expires in 2022	None
Richard P. Buckanavage	57	Director and President	2012; term expires in 2022	None

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Age	Position
Joseph A. Jolson	62	Chief Executive Officer
William E. Alvarez, Jr.	67	Chief Financial Officer, Chief Compliance Officer and Secretary
Richard P. Buckanavage	57	President
James J. Fowler	59	Chief Investment Officer

The business address for each of our executive officers is c/o Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, NY 10017.

Biographical Information

Additional biographical information regarding each of our current directors and executive officers is set forth below.

Independent Directors
Dorian B. Klein, Director. Mr. Klein has served as a member of our board of directors since January 2013. Mr. Klein is currently teaching several courses on Capital Markets and Financial Economics at Harvard University as part of its Faculty of Arts and Sciences and the Harvard Extension School. Mr. Klein has served as a Director of Investitori Associati, the largest Italy specific private equity fund, Ipotek Finans SA, and IpoCredit Holding NV since November 2000, November 2006, and January 2008, respectively, and as Chairman of Verida Credit IFN S.A., a regulated non-bank financial institution, since 2008. Mr. Klein was also a Managing Director and European Head of Structured and Principal Finance for Merrill Lynch from May

1995 to May 2000. From April 1991 to January 1995, Mr. Klein was a Managing Director and Head of the Asset Finance Group for Bankers Trust, which included the areas of structured finance, real estate finance, securitization, principal finance, trade finance, and project finance. In March 1989, Mr. Klein participated in forming The Transportation Group Ltd., an independent boutique investment bank, where Mr. Klein became the Head of its Tokyo office until March 1991. In September 1984, Mr. Klein joined Blyth Eastman PaineWebber in New York as an Associate and was subsequently transferred to London in June 1986 where he served as Vice President until March 1989. Mr. Klein is a graduate of Yale College, where he received his B.A. in Economics and Mathematics, and the Harvard Business School, where he earned his M.B.A. Mr. Klein was also a 2013 Advanced Leadership Fellow at Harvard.  Mr. Klein’s experience as a director of a private equity firm and of non-bank financial institutions, as well as his background in investment banking and general expertise in capital markets, are among the reasons he is a valuable member of our board of directors.

Jack G. Levin, Director. Mr. Levin has served as a member of our board of directors since January 2013. Mr. Levin has more than 30 years of experience in securities law and finance, including venture capital, private equity and investment banking. For over 16 years, Mr. Levin held senior positions at Montgomery Securities (and its successor, Banc of America Securities, LLC), including as a partner and Director of Legal and Regulatory Affairs for Montgomery Securities from January 1983 to October 1997 and Managing Director, Legal for NationsBanc Montgomery Securities from October 1997 to April 1999. At Montgomery Securities, Mr. Levin was a member of the commitment, valuation and fairness opinion committees, on the board of directors of Montgomery Asset Management and provided oversight on legal and regulatory and financial matters. During that tenure, he was also the founder and managing member of MontWest Capital Partners, a private equity partnership between Montgomery Securities and Westinghouse Capital Corporation. From April 1999 to January 2000, Mr. Levin was an independent consultant. He then served as Executive Vice President and Director of Legal Affairs at NBC Internet Inc. from 2000 to 2001. In 2002, Mr. Levin co-founded and served as a managing member of Kalkhoven, Pettit, Levin & Johnson Ventures LLC, a venture capital partnership focused on early stage investment in the telecommunications industry. Subsequently, from February 2004 to March 2005, Mr. Levin served as Chief Operating Officer of Fox Paine & Company, LLC, a private equity firm. He also served as a Director of WJ Communications, Inc. from May 2004 to 2008. Mr. Levin is a retired member of the Bar of the State of New York. Mr. Levin received his undergraduate degree from Amherst College and his J.D. from Columbia University School of Law. Mr. Levin was selected as a member of our board of directors for, among other attributes, his experience in securities law and finance, including venture capital, private equity, and investment banking, and his executive, directorial, and founding roles at these ventures.

Richard A. Sebastiao, Director. Mr. Sebastiao has served as a member of our board of directors since January 2013. In December 1989, he founded RAS Management Advisors, Inc. and its predecessors (“RAS Management”), a crisis management and turnaround firm, and served as its president from such time until January 2008. While president of RAS Management, Mr. Sebastiao also served, on an interim basis, as the chief restructuring officer and/or chief executive officer of a number of entities that retained RAS Management in connection with their restructurings. In January 2008, he sold substantially all of the assets of RAS Management to RAS Management Advisors, LLC, an entity newly formed by certain former associates of RAS Management to carry on the business formerly conducted by RAS Management, and has served as a consultant to such newly formed entity since such time. From 2003 to 2012, Mr. Sebastiao also served on the board of directors of ATC Associates, Inc., an environmental consulting firm. From December 2005 until April 2006, he served on the board of directors of CDI Holding Corp., a holding company for a regional chain of drug stores and convenience stores. In addition, from June 2005 to December 2009, Mr. Sebastiao served on the board of directors of Patriot Capital Funding, Inc., where he was chairman of the valuation committee and a member of the audit and compensation committees. From April 2011 through July 2015, Mr. Sebastiao served as a member of the board of directors of Orchard Brands, a multi-channel retailer of apparel and home products. Mr. Sebastiao is a member of the Turnaround Management Association and the American Bankruptcy Institute, and was a Certified Public Accountant for a number of years. Mr. Sebastiao earned a B.S. in Business Administration from Northeastern University. Mr. Sebastiao strengthens the collective expertise of our board of directors in financial matters and overall business operations through his experience as a financial consultant focusing on turnaround situations and crisis management and experience in executive positions at public and private companies in a variety of industries.

Interested Directors

Joseph A. Jolson, Chairman and Chief Executive Officer. Mr. Jolson, our Chief Executive Officer, co-founded JMP Group (NYSE: JMP), in 1999 and is its Chief Executive Officer, chairman of the board of directors, and a member of the executive committee. He is also the Chief Executive Officer of Harvest Capital Strategies and JMP Asset Management. Mr. Jolson is also a principal and founder of our investment adviser, HCAP Advisors, and is a member of its investment committee, and he has served in these roles since 2011. Previously, he was a senior managing director and senior research analyst at Montgomery Securities, now Banc of America Securities, for 15 years. Prior to that, he was a consulting research analyst at

Fidelity Management and Research in Boston in 1983 and 1984 and at Donaldson, Lufkin & Jenrette, a financial institution, in New York from 1980 through 1982. He was named to Institutional Investor magazine's All-America Research Team for 10 consecutive years, between 1986 and 1995, for his coverage of the savings and loan industry and was also selected as an All-Star Analyst by the Wall Street Journal in the financial services category in 1996 and 1997. In addition, he was ranked as a top-five thrift analyst every year from 1985 through 1994 by Greenwich Associates. He received a B.A. degree from Yale University and an M.B.A. degree with distinction from The Wharton School at the University of Pennsylvania. As a result of these and other professional experiences, Mr. Jolson possesses extensive knowledge and has deep experience in managing investment companies, financial analysis, corporate governance, strategic planning, business evaluation and oversight, all of which strengthen our board of directors’ collective qualifications, skills and experience.

Richard P. Buckanavage, President. Mr. Buckanavage, who was appointed and promoted to the role of the Company's President in March 2020, is our co-founder and served as our Managing Director - Head of Business Development, since March 2018, before which time he served as our Chief Executive Officer and President, since 2012. Mr. Buckanavage is also a principal and founder of our investment advisor, HCAP Advisors, and serves as its President and as a member of its Investment Committee. Prior to co-founding the Company, Mr. Buckanavage co-founded in 2003, and served as President and Chief Executive Officer and as a member of the board of directors of, Patriot Capital Funding, Inc. ("Patriot Capital Funding"), a publicly-traded BDC until its sale to Prospect Capital Corp. in 2009. Prior to co-founding Patriot Capital Funding, Mr. Buckanavage held several positions with GE Capital Corporation between 1999-2003, most recently as a managing director and head of debt capital markets where he was responsible for all domestic debt syndication and private placement activities for GE’s Global Sponsor Finance and Commercial Finance business units. Mr. Buckanavage completed two rotations at GE Plastics and GE Medical Systems earning a Six Sigma Black Belt designation in 2002. From 1995 to 1999, Mr. Buckanavage was a senior vice president and Midwest region manager for Creditanstalt Corporate Finance, Inc. (“CCFI”). During that time, he was also a senior investment officer at Creditanstalt Small Business Investment Corporation (“CSBIC”), CCFI’s private equity group that originated and managed a portfolio of non-controlling equity investments. CCFI and CSBIC were a “one-stop” capital source that focused on making investments in small and mid-sized companies in conjunction with private equity sponsors. In his capacities at CCFI and CSBIC, Mr. Buckanavage managed a portfolio of senior secured loans, subordinated debt and equity investments in excess of $1.2 billion. While at CSBIC, Mr. Buckanavage was also a member of the board of directors of several of CSBIC’s portfolio companies. His professional experience also includes various business development and portfolio management roles in the leveraged finance groups at Bank of America, and Fleet Bank and its predecessors. Mr. Buckanavage received a B.S. degree in finance from Central Connecticut University and an M.B.A. with a concentration in finance from Syracuse University. Mr. Buckanavage’s experience in managing BDCs and overseeing investment portfolios, as well as his familiarity with the operations of the Company, provides our board of directors with a valuable perspective.

Executive Officers Who Are Not Directors

William E. Alvarez, Jr., Chief Financial Officer, Chief Compliance Officer and Secretary. Mr. Alvarez has served as our Chief Financial Officer, Chief Compliance Officer and Secretary since April 2018. He also serves as Managing Director of our investment advisor, HCAP Advisors, which he joined in August 2017. Mr. Alvarez brings over 30 years of experience in finance, accounting and asset management to the Company. From December 2004 to December 2009, Mr. Alvarez was Chief Financial Officer and Secretary of Patriot Capital Funding, a BDC that went public in 2005 and later merged with another business in December 2009. From Mid-2010 to November 2014, Mr. Alvarez served as a consultant and then Chief Financial Officer and later Interim Chief Executive Officer of NH Northeast, LLC, an international computer learning center that operated 17 locations in the Northeast. From November 2014 to May 2016, Mr. Alvarez served as the Chief Financial Officer of Natural Markets Food Group, an international organic retail food organization with operations in the United States and Canada. From June 2016 until joining HCAP Advisors in August 2017, Mr. Alvarez provided outsourced accounting and consulting services through CFO Finance, LLC. Mr. Alvarez is a licensed Certified Public Accountant in the State of Connecticut.

James Fowler, Chief Investment Officer. Mr. Fowler was appointed by our board of directors in March 2018 to serve as our Chief Investment Officer. He also serves and has been a Managing Director of JMP Group since February 2001.  Commencing April 2016 to present, he is serving as the Portfolio Manager of JMP Capital I LLC, which is a credit fund providing debt capital to lower middle market companies.   Prior to this role, from 2010 to 2016, Mr. Fowler was a Co-Portfolio Manager of Harvest Opportunities Partners II, which was a market-neutral equity hedge fund dedicated to investing in small and mid-sized financial services companies.  Mr. Fowler joined JMP’s asset management platform in February 2007, and from February 2008 until December 2012, he was the non-Executive Chairman of the Board of Directors of New York Mortgage Trust (NASD: NYMT), which is a New York-based mortgage real estate investment trust (REIT) that was recapitalized in February 2008 by entities owned by JMP Group's broker/dealer (JMP Securities) where he covered a wide range of mortgage and specialty finance companies.  During this period, from 2005-2007, he also served as Co-Director of Equity research.  Mr. Fowler holds a B.S. degree in Finance from Golden Gate University.

Corporate Governance

Corporate Governance Documents

We maintain a corporate governance webpage at the “Corporate Governance” link under the “Investors” link at http://www.harvestcapitalcredit.com. The information on our corporate website is not incorporated by reference into this Annual Report on Form 10-K.

Our Code of Business Conduct, Code of Ethics, Audit Committee Charter, Nominating and Corporate Governance Committee Charter, and Compensation Committee Charter are available at our corporate governance webpage at http://www.harvestcapitalcredit.com/corporate-governance/ and are also available to any stockholder who requests them by writing to our secretary, William E. Alvarez, Jr. at Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, New York 10017, Attention: Corporate Secretary.

We have adopted a Code of Business Conduct which applies to, among others, every officer and director of the Company. Requests for copies should be sent in writing to Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, New York 10017. The Company’s Code of Business Conduct is also available on our website at http://harvestcapitalcredit.com/corporate-governance/.

If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at http://www.harvestcapitalcredit.com/corporate-governance/, and to the extent an amendment or waiver is for an executive officer or director of the Company, the Company will also file a Form 8-K with the SEC.

Audit Committee

Our board of directors performs its risk oversight function primarily through (i) its three standing committees—the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee—which report to the entire board of directors and are comprised solely of independent directors, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures.

The Audit Committee is responsible for selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee also monitors and oversees the determination by the Company's management of, and the recommendation to our board of directors for approval of, the fair value of securities held by the Company that are not publicly traded or for which current market values are not readily available and the material aspects of the Company's valuation policies and procedures as adopted by our board of directors. The members of the Audit Committee are Messrs. Sebastiao, Klein, and Levin, each of whom is not an interested person of the Company as defined in the 1940 Act and meets the independence standards established by the SEC and NASDAQ for audit committees. Mr. Sebastiao serves as the chairman of the Audit Committee. Our board of directors has determined that Mr. Sebastiao is an “audit committee financial expert” as defined under 407 of Regulation S-K of the Exchange Act.
A charter of the Audit Committee is available in print to any stockholder who requests it and it is also available on the Company’s website at http://www.harvestcapitalcredit.com/corporate-governance/.

Item 11.Executive Compensation

None of our executive officers receives direct compensation from us. The compensation of the principals and other investment professionals of our investment adviser is paid by our investment adviser or its affiliates. The compensation of our executive officers for administrative services provided to the Company is paid by our administrator, who is also our investment adviser, but we reimburse our administrator for our allocable portion of the cost of such services rendered to us by those executive officers and their respective staffs. To the extent that our administrator outsources any of its functions as administrator, we will pay the fees associated with such functions on a direct basis without profit to our administrator.

For the fiscal year ended December 31, 2020, we reimbursed our administrator, HCAP Advisors, $1.4 million for administrative services provided to us. Payments required to be made to the administrator under the Administration Agreement were subject to a cap of $1.4 million in fiscal year 2020.

The existence of a cap, and the determination of a proper cap amount, in subsequent years will be determined by the mutual agreement of the independent directors of the board of directors, on our behalf, and HCAP Advisors. For the 2021 fiscal year, HCAP Advisors, as administrator, has agreed to a $1.4 million cap on aggregate expenses payable by the Company under the Administration Agreement (subject to a quarterly cap of $350,000).

Director Compensation

The following table sets forth compensation of our directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1) (2)	Total
Interested Directors
Joseph A. Jolson	—	—
Richard P. Buckanavage	—	—
Independent Directors
Dorian B. Klein	$125,000	$125,000
Jack G. Levin	$125,000	$125,000
Richard A. Sebastiao	$125,000	$125,000

(1)	For a discussion of the independent directors' compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan, or pension plan for our directors.

The independent directors on our board of directors receive an annual fee of $62,500. The independent directors on our board of directors also receive an annual fee of $2,500 (per committee) for membership on each of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee. In addition, the chairman of each of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee receives an additional annual fee of $5,000 for their services in each of these capacities. The independent directors were also reimbursed for their reasonable out-of-pocket expenses incurred in attending board and committee meetings. No compensation was paid to directors who are interested persons of us as defined in the 1940 Act.

In addition, in connection with the increased obligations and responsibilities of our independent directors resulting from their review of strategic alternatives for the Company, which resulted in the execution of the Merger Agreement, our board of directors approved in October 2020 a $50,000 retainer to each member of the HCAP Special Committee, payable by us to the members of the HCAP Special Committee in two equal installments, no later than October 31, 2020 and January 15, 2021, respectively, except as may be agreed upon between us and the respective members of the HCAP Special Committee.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Klein, Levin, and Sebastiao. All members of the Compensation Committee are independent directors and none of the members is a present or past employee of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 12, 2021, certain ownership information with respect to shares of our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of the outstanding shares of our common stock and all officers and directors of the Company, individually and as a group.

Unless otherwise indicated, we believe that each beneficial owner set forth in the tables below has sole voting and investment power. Our directors in the table below are divided into two groups — interested directors and independent directors. Interested Directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all of our executive officers and directors is c/o Harvest Capital Credit Corporation, 767 Third Avenue, 29th Floor, New York, NY 10017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
JMP Group LLC (2) 600 Montgomery Street, Suite 1100 San Francisco, CA 94111	990,861	16.6%
Joseph A. Jolson (3) 600 Montgomery Street, Suite 1100 San Francisco, CA 94111	930,041	15.6%

(1)Based on 5,968,296 shares of the Company’s common stock outstanding as of March 12, 2021.
(2)Consists of 990,861 shares of common stock of the Company held of record by JMP Securities LLC, over which JMP Securities LLC has shared voting and investment power. JMP Securities LLC is a direct, wholly owned subsidiary of JMP Holding LLC, which is a direct, wholly owned subsidiary of JMP Group Inc., which is a direct, wholly owned subsidiary of JMP Investment Holdings LLC, which is a wholly owned subsidiary of JMP Group LLC.
(3)The total number of shares reported includes 864,273 shares owned by the Joseph A. Jolson 1991 Trust, of which Mr. Jolson is the trustee and over which shares Mr. Jolson has shared voting and investment power; 35,768 shares owned by The Jolson Family Foundation, of which foundation Mr. Jolson is President and Treasurer and over which shares Mr. Jolson has shared voting and investment power, but no pecuniary interest; and 30,000 shares owned directly by Mr. Jolson.

Name	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Interested Directors:
Joseph A. Jolson	930,041	(2)	15.6%
Richard P. Buckanavage	47,566		*
Independent Directors:
Dorian B. Klein	—		—
Jack G. Levin	—		—
Richard A. Sebastiao	14,570		*
Executive Officers:
William E. Alvarez, Jr.	4,849		*
James J. Fowler	—		—
All directors and executive officers as a group (seven persons)	997,026		16.7%

*	Represents less than 1%.

(1)Based on 5,968,296 shares of the Company’s common stock outstanding as of March 12, 2021.

(2)The total number of shares reported includes 864,273 shares owned by the Joseph A. Jolson 1991 Trust, of which Mr. Jolson is the trustee and over which shares Mr. Jolson has shared voting and investment power; 35,768 shares owned by The Jolson Family Foundation, of which foundation Mr. Jolson is President and Treasurer and over which shares Mr. Jolson has shared voting and investment power, but no pecuniary interest; and 30,000 shares owned directly by Mr. Jolson.

As of March 12, 2021, no shares held by our directors or executive officers were pledged as loan collateral. Our insider trading policy prohibits share pledges, except in limited cases with the pre-approval of our chief compliance officer. In addition, our insider trading policy prohibits our directors and officers from purchasing financial instruments related to our securities, or engaging in any other transactions, whether directly or indirectly, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.

The following table sets forth, as of March 12, 2021, the dollar range of our equity securities that is beneficially owned by each of our directors. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)

Interested Directors:
Joseph A. Jolson	Over $100,000
Richard P. Buckanavage	Over $100,000

Independent Directors:
Dorian B. Klein	None
Jack G. Levin	None
Richard A. Sebastiao	Over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)The dollar range of equity securities beneficially owned is based on the closing price for our common stock on the NASDAQ Global Market as of March 12, 2021.
(3)The dollar range of equity securities beneficially owned are none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000.

Item 13.Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. The affiliates with which we may be prohibited from transacting include our officers, directors and employees and any person controlling or under common control with us.

In addition, we have adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements and applicable law. A copy of the code of ethics is available on the Corporate Governance section of our website at www.harvestcapitalcredit.com.

The Company is externally managed by HCAP Advisors pursuant to an investment advisory and management agreement. HCAP Advisors is registered as an investment adviser under the Advisers Act and also serves as our administrator pursuant to an administration agreement.

HCAP Advisors is an affiliate of JMP Group, a full-service investment banking and asset management firm. JMP Group currently holds an equity interest in the Company and, through its subsidiaries, owns a majority equity interest in HCAP Advisors. JMP Group conducts its primary business activities through two wholly-owned subsidiaries: (i) HCS, an SEC-registered investment adviser that focuses on venture capital and real estate funds, middle-market lending and private equity; and (ii) JMP Securities LLC, a full-service investment bank that provides equity research, institutional brokerage and investment banking services to growth companies and their investors. Joseph Jolson, our Chief Executive Officer and Chairman of our board of directors, is also the Chief Executive Officer and Chairman of the board of directors of, and has a financial interest in, JMP Group. In October 2020, the HCAP Special Committee, on behalf of the Company, entered into an agreement with JMP Securities LLC at the direction of HCAP Advisors in connection with the Company's strategic alternatives review process, which had benefited the Company (the "JMP Securities Agreement"). In consideration for the services covered by the JMP Securities Agreement, on November 6, 2020, we paid JMP Securities LLC $100,000 under the terms of the JMP Securities Agreement and, upon the consummation of the Mergers, will be required under the JMP Securities Agreement to pay JMP Securities an additional $250,000 in fulfillment of the remainder of the fee payable under the terms of the JMP Securities Agreement.

Under the investment advisory and management agreement, we pay HCAP Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee. For the fiscal year ended December 31, 2020, we incurred base management fees of approximately $2.1 million under the investment advisory and management agreement and did not incur any incentive fees.

HCAP Advisors also serves as our administrator pursuant to an administration agreement, under which HCAP Advisors furnishes us with office facilities, equipment and clerical, bookkeeping, recordkeeping services at such office facilities and other such services as our administrator, subject to review by our board of directors, from time to time determines to be necessary or useful to perform its obligations under the administration agreement. Under the administration agreement, HCAP Advisors also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for maintaining the financial and other records which we are required to maintain and preparing reports required to be filed with the SEC or any other regulatory authority. In addition, HCAP Advisors assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

In full consideration of the provision of the services of HCAP Advisors as our administrator, we reimburse HCAP Advisors for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon our allocable portion of HCAP Advisors’ overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our executive officers and their respective staffs. Similar to arrangements in prior years with our previous administrator, HCAP Advisors agreed to a cap on amounts payable by us under the administration agreement during the 2020 fiscal year. This cap set the maximum amount payable by us during the 2020 fiscal year at $1.4 million. We reached the $1.4 million cap for fiscal year 2020. The actual administrative services expense that would have been payable to HCAP Advisors for the year ended December 31, 2020 exceeded the cap by approximately $0.1 million. We may also receive fees for the provision of managerial assistance to certain of our portfolio companies, and may reimburse HCAP Advisors for its expenses related to providing such services on our behalf, which shall not exceed the amount we receive from such companies for providing this assistance and will not count against the $1.4 million cap on amounts payable by us under the administration agreement.

Concurrently with our and PTMN’s entry into the Merger Agreement, we also entered into a letter agreement with Mr. Jolson (the “Jolson Letter Agreement”). Pursuant to the Jolson Letter Agreement, Mr. Jolson has agreed (i) to elect to receive shares of PTMN Common Stock as consideration in connection with the Mergers for all of the 894,273 shares of our common stock beneficially owned directly by Mr. Jolson and indirectly by Mr. Jolson through the Joseph A. Jolson 1991 Trust (the “Jolson Shares”), (ii) to not, directly or indirectly, transfer, sell, offer, exchange, assign, pledge, convey any legal or beneficial ownership interest in or otherwise dispose of, or encumber any of the Jolson Shares or enter into any contract, option, or other agreement with respect to, or consent to, a transfer of, any of the Jolson Shares or his voting or economic interest therein other than pursuant to the Merger Agreement and in connection with the Mergers during the period commencing on the date of the Jolson Letter Agreement and ending on the closing date of the Mergers and (iii) to not transfer any shares of PTMN Common Stock received in exchange for the Jolson Shares in the First Merger (the “Locked Up Securities”) or enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Locked Up Securities for 90 days following the Closing.

The principals of our investment adviser, which include Messrs. Jolson and Buckanavage, serve and may in the future serve as principals of other investment managers affiliated with our investment adviser that may manage investment funds with investment objectives similar to ours. In addition, HCAP Advisors' investment professionals may serve as officers, directors, principals, portfolio managers or advisers of or to entities that operate in the same or a related line of business as we do or of investment funds, accounts or vehicles managed by our investment adviser or its affiliates. Accordingly, they have or may in the future have obligations to investors in those funds, accounts or vehicles, the fulfillment of which obligations might not be in the best interests of us or our stockholders. We also note that any investment fund, account or vehicle managed by HCAP

Advisors or its affiliates in the future may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. We intend to co-invest with investment funds, accounts and vehicles managed by HCAP Advisors where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. Without an exemptive order from the SEC, which we have obtained (as described below), we generally will be permitted to co-invest with such investment funds, accounts and vehicles only when the only term that is negotiated is price. When we invest alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof, we expect HCAP Advisors to make such investments on our behalf in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other future client of HCAP Advisors. In situations where co-investment alongside other investment funds, accounts and vehicles managed by HCAP Advisors or an affiliate thereof is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, HCAP Advisors will need to decide whether we or such other entity or entities will proceed with the investment. HCAP Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time. Although HCAP Advisors will endeavor to allocate investment opportunities in a fair and equitable manner in such event, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds that are consistent with our investment objective.

In addition, on December 10, 2015, we received the Exemptive Relief from the SEC permitting us greater flexibility to negotiate the terms of co-investments with certain accounts managed or held by JMP Group and certain of its subsidiaries, in each case in a manner consistent with our investment objectives and strategies as well as regulatory requirements and other pertinent factors (including the terms and conditions of the Exemptive Relief). Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Exemptive Relief with certain accounts managed or held by JMP Group and certain of its subsidiaries. We believe that such co-investments may afford us additional investment opportunities.

The Company is party to a license agreement with HCS, a subsidiary of JMP Group, pursuant to which HCS has granted the Company a non-exclusive, royalty-free license to use the name “Harvest.” Under this agreement, we have a right to use the “Harvest” name for so long as an affiliate of JMP Group remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "Harvest" name.

In the future, JMP Securities LLC or its affiliates may provide, and in the past they have provided, the Company with various financial advisory and investment banking services, for which they would receive customary compensation.

Director Independence

In accordance with rules of NASDAQ, our board of directors annually determines the independence of each director. No director is considered independent unless our board of directors has determined that he or she has no material relationship with the Company. We monitor the status of our directors and officers through the activities of our board of directors’ Nominating and Corporate Governance Committee and through a questionnaire to be completed by each director no less frequently than annually, with updates periodically if information provided in the most recent questionnaire has changed.

In order to evaluate the materiality of any such relationship, our board of directors uses the definition of director independence set forth in the NASDAQ Listing Rules, as well as the applicable regulations, rules, and orders of the SEC. Section 5605 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

Our board of directors has determined that each of our directors is independent and has no relationship with the Company, except as a director and stockholder of the Company, with the exception of Messrs. Jolson and Buckanavage. Messrs. Jolson and Buckanavage are interested persons of the Company due to their positions as officers of the Company and affiliations with HCAP Advisors. Mr. Jolson is also the chief executive officer and chairman of the board of JMP Group, which is the Company's largest shareholder, the majority owner of HCAP Advisors, and an indirect parent of JMP Securities LLC.

Item 14.Principal Accountant Fees and Services

The following table presents fees billed to the Company for professional services rendered by RSM US LLP for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$263,500	$251,000
Audit-Related Fees	—	—
Tax Fees	20,250	20,000
All Other Fees	—	—
Total Fees	$283,750	$271,000

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

The Audit Committee of our board of directors has established a pre-approval policy that describes the permitted audit, audit-related, tax, and other services to be provided by the Company’s independent registered public accounting firm. Pursuant to the policy, the Audit Committee pre-approves the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax, and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.Exhibits, Financial Statement Schedules

a. Financial Statements

1. The following financial statements of Harvest Capital Credit Corporation are filed herewith:

 2. The following financial statement schedule is filed herewith:

Page

Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2020 and December 31, 2019	139

3. Exhibits required to be filed by Item 601 of Regulation S-K.

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Agreement and Plan of Merger, dated as of December 23, 2020, by and among Portman Ridge Finance Corporation, Rye Acquisition Sub Inc., Harvest Capital Credit Corporation and Sierra Crest Investment Management LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 814-00985, filed on December 28, 2020.

3.1
Restated Certificate of Incorporation of Harvest Capital Credit Corporation (the “Company”) (incorporated by reference to Exhibit A.1 to the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2
Bylaws of the Company (incorporated by reference to Exhibit B.1 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013) .

4.1
Specimen certificate of the Company’s common stock, par value $0.001 per share (incorporated by reference to Exhibit A.1 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

4.2
Form of Indenture (incorporated by reference to Exhibit (d)(2) to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on November 7, 2014).

4.3
Second Supplemental Indenture relating to the 6.125% Notes due 2022 between Harvest Capital Credit Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2017).

4.4	Form of 6.125% Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A, File No. 001-35906, filed on August 24, 2017).

4.5
Description of Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 of the Registrant's Annual report on Form 10-K, File No. 814-00985, file on March 12, 2020).

10.1
Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit E to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.2	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q, File No. 1-35906, filed on November 12, 2013).

10.3
Form of Custody Agreement (incorporated by reference to Exhibit J.1 to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2, File No. 333-185672, filed on May 2, 2013).

10.4	Administration Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 814-00985, filed on May 3, 2018.

10.5
Form of License Agreement (incorporated by reference to Exhibit K.1 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.6
Loan and Security Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.7
Tri-Party Agreement, dated as of October 29, 2013, by and among Harvest Capital Credit Corporation, U.S. Bank National Association, and CapitalSource Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, File No. 1-35906, filed on October 31, 2013).

10.8
First Amendment to Loan and Security Agreement, dated as of December 30, 2013, by and among Harvest Capital Credit Corporation, CapitalSource Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.13 to the Registrant's annual report on Form 10-K, File No. 814-00985, filed on March 31, 2014).

10.9
Second Amendment to Loan and Security Agreement, dated as of December 17, 2014, by and among Harvest Capital Credit Corporation, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit K(11) to the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, File No. 333-198362, filed on January 27, 2015).

10.10
Third Amendment to Loan and Security Agreement, dated as of September 22, 2015, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, File No. 1-35906 filed on September 28, 2015).

10.11
Fourth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of August 4, 2016, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.12
Pledge Agreement, dated as of August 4, 2016, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q, File No. 1-35906, filed on August 9, 2016).

10.13
Fifth Amendment to Loan and Security Agreement, dated as of April 28, 2017, by and among Harvest Capital Credit Corporation, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, File No. 814-00985, filed on May 3, 2017).

10.14
Limited Waiver and Consent to Loan and Security Agreement, dated as of August 18, 2017, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit K(13) to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2, File No. 333-218821, filed on August 23, 2017).

10.15
Sixth Amendment to Loan and Security Agreement and Joinder and Limited Waiver and Consent, dated as of November 28, 2017, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank, as agent and lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K File No. 814-00985, filed on April 2, 2018).

10.16
Pledge Agreement, dated as of November 28, 2017, by Harvest Capital Credit Corporation in favor of Pacific Western Bank, as agent (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K, File No. 814-00985, filed on April 2, 2018).

10.17
Seventh Amendment to Loan and Security Agreement, dated as of November 1, 2018, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to CapitalSource Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 814-00985, filed on November 7 2018).

10.18
Eighth Amendment to Loan and Security Agreement, dated as of May 10, 2019, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC, HCAP ICC, LLC, Pacific Western Bank (successor-by-merger to Capital Source Bank), as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 10, 2019).

10.19
Ninth Amendment to Loan and Security Agreement, dated as of May 20, 2020, but effective as of April 30, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 27, 2020).

10.20
Tenth Amendment to Loan and Security Agreement, dated as of August 6, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 814-00985, filed on August 6, 2020).

10.21
Eleventh Amendment to Loan and Security Agreement, dated as of October 30, 2020, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, File No. 814-00985, filed on November 5, 2020).

10.22
Letter Agreement, dated as of December 23, 2020, by and among Harvest Capital Credit Corporation and Joseph A. Jolson (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 814-00985, filed on December 28, 2020).

10.23
Twelfth Amendment to Loan and Security Agreement, dated as of January 22, 2021, by and among the Company, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 26, 2021).

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

* Filed herewith.

c. Schedule 12-14 - Schedule of Investments in and Advances to Affiliates

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2020

Portfolio Company	Type of Investment (4) (5) (10) (18)(19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends, Interest or Fees Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
More Than 25% Owned Portfolio Companies
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$(112,500)	$—	$—	$412,500	$—	$(112,500)	$300,000

Infinite Care, LLC	Senior Secured Term Loan, due 01/2022 (8.0% with a borrower PIK option)	(8) (13) (20)	—	1,323,239	101,304	3,783,600	1,373,891	(114,135)	5,043,356

	Senior Secured Revolving Line of Credit, due 01/2022 (8.0% with a borrower PIK option)	(8) (20)	—	370,921	95,962	4,208,500	568,903	—	4,777,403

	Membership Interest (100.00% membership interests)	(7) (8)	—	794,584	—	—	794,584	—	794,584

Total More Than 25% Owned Portfolio Companies			$(112,500)	$2,488,744	$197,266	$8,404,600	$2,737,378	$(226,635)	$10,915,343

5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$(231,411)	$43,776	$—	$345,980	$43,777	$(231,411)	$158,346

Kleen-Tech Acquisition, LLC (Concierge Building Services, LLC)	Senior Secured Term Loan, due 05/2024	(16) (21)	—	31,290	1,147,961	6,819,708	524,499	(7,344,207)	—

	Senior Secured Revolving Line of Credit, due 05/2022	(21)	—	—	—	—	—	—	—

	Common Equity Units (6.89% fully diluted common equity)	(7)	—	50,864	—	274,136	50,864	—	325,000

	Common Equity Warrants	(21)	440,117	(88,135)	—	275,104	440,118	(715,222)	—

Portfolio Company	Type of Investment (4) (5) (10) (18)(19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends, Interest or Fees Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(15)	—	87,965	569,833	5,566,763	20,588	(51,204)	5,536,147

	Senior Secured Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(6)	—	1,537	4,288	—	65,664	(1,208)	64,456

	Class A Membership Interest (5.10% fully diluted common equity)	(7)	—	4,437,435	—	4,799,331	4,437,435	—	9,236,766

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2021 (10.00%; 5.00% Cash + 5.00% PIK)	(14)	—	(1,388,855)	1,532,261	11,596,969	605,185	(1,388,855)	10,813,299

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024	(17) (21)	—	(110,182)	1,009,646	6,828,238	1,265,382	(8,093,620)	—

	Senior Secured Revolving Line of Credit, due 05/2023	(21)	—	—	313	—	100,000	(100,000)	—

	Common Equity Units (11.33% preferred equity / 7.05% fully diluted common equity)	(7)	—	(34,333)	—	227,035	88,946	(34,333)	281,648

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(16)	—	(438,277)	802,641	5,131,294	53,256	(438,277)	4,746,273

	Common Equity Interest (10.69% fully diluted common equity)	(7)	—	(458,216)	—	360,000	104,421	(458,216)	6,205

	Common Equity Warrants (6.38% fully diluted common equity)	(7)	—	(233,586)	—	237,579	—	(233,586)	3,993

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (6.0%)	(12)	—	(360,981)	339,375	3,175,500	51,777	(360,981)	2,866,296

Portfolio Company	Type of Investment (4) (5) (10) (18)(19)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends, Interest or Fees Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
	Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(6)	—	(11,097)	114,386	1,536,097	—	(11,097)	1,525,000

	Common Equity Interest (8.98% fully diluted common equity)	(7)	—	(257,500)	—	257,500	—	(257,500)	—

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$208,706	$1,271,705	$5,520,704	$47,431,234	$7,851,912	$(19,719,717)	$35,563,429

This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2020 or, if higher, the applicable LIBOR floor.
(6)	Line of credit has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2020.
(7)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)
Infinite Care, LLC ("ICC") was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

During the year ended December 31, 2020, the Company received $0.5 million from Infinite Care representing payment for managerial assistance fees, of which $0.1 million was reimbursed to HCAP Advisors during the fiscal year ended December 31, 2020 to reimburse them for the cost of providing such services. Since the Company was determined to be the agent of the transaction under ASC 606 Revenue From Contracts With Customers, the Company has presented the revenue and corresponding expense on a net basis on its Statement of Operations.

(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 0.8% of the Company's total assets as of December 31, 2020.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Construction & Building
(16)	Industry: Services: Business
(17)	Industry: Telecommunications
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(20)	This debt investment is on non-accrual status as of December 31, 2020.
(21)	The Company exited this investment in 2020.

As of December 31, 2020 affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$36,847,482	$35,372,230	39.5%	56.9%
Equity	12,105,053	11,106,541	12.4%	17.8%
Total	$48,952,535	$46,478,771	51.9%	74.7%

The rate type of affiliate debt investments at fair value as of December 31, 2020 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$24,694,971	$23,500,354	16.2%	37.8%
Floating Rate	12,152,511	11,871,876	13.3%	19.1%
Total	$36,847,482	$35,372,230	29.5%	56.9%

The industry composition of affiliate investments at fair value as of December 31, 2020 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$458,346	0.5%	0.7%
Capital Equipment	4,929,235	4,391,296	4.9%	7.0%
Construction & Building	8,223,105	14,837,368	16.6%	23.8%
Healthcare & Pharmaceuticals	13,680,200	10,615,343	11.8%	17.1%
Metals & Mining	15,236,153	10,813,299	12.1%	17.4%
Services: Business	6,136,550	5,081,471	5.7%	8.2%
Telecommunications	288,946	281,648	0.3%	0.5%
Total	$48,952,535	$46,478,771	51.9%	74.7%

The geographic concentrations of affiliate investments at fair value as of December 31, 2020 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$27,082,540	$30,169,007	33.7%	48.5%
Northeast	21,122,703	15,569,770	17.4%	25.0%
South	747,292	739,994	0.8%	1.2%
Total	$48,952,535	$46,478,771	51.9%	74.7%

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2019

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
More Than 25% Owned Portfolio Companies
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted interest)	(9) (12)	$(271,811)	$—	$—	$684,311	$—	$(271,811)	$412,500

Infinite Care, LLC	Senior Secured Term Loan, due 01/2021 (3.0%)	(8) (14)	—	(164,400)	—	3,948,000	98,949	(263,349)	3,783,600

	Senior Secured Revolving Line of Credit, due 01/2021 (3.0%)	(8)	—	(7,500)	—	3,716,000	637,271	(144,771)	4,208,500

	Membership Interest (100% membership interests)	(7) (12)	—	(300,000)	—	—	300,000	(300,000)	—

Total More Than 25% Owned Portfolio Companies			$(271,811)	$(471,900)	$—	$8,348,311	$1,036,220	$(979,931)	$8,404,600

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (12)	$—	$(290,020)	$140,028	$636,000	$—	$(290,020)	$345,980

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024 (15.00%; 13.00% Cash + 2.00% PIK)	(17)	—	(31,290)	702,214	—	7,055,165	(235,457)	6,819,708

	Senior Secured Revolving Line of Credit, due 05/2022 (15.00%; 13.00% Cash + 2.00% PIK)	(6)	—	—	1,189	—	—	—	—

	Common Equity Units (7.96% fully diluted common equity)	(7)	—	24,136	—	—	274,136	—	274,136

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Common Equity Warrants (8.50% fully diluted common equity)	(7)		88,135	—	—	275,104	—	275,104

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (10.05%; 1M LIBOR + 8.25%)	(16)	—	8,305	876,031	6,911,000	26,679	(1,370,916)	5,566,763

	Class A Membership Interest (5.10% fully diluted common equity)	(7) (10)	—	1,645,922	—	973,500	3,825,831	—	4,799,331

Northeast Metal Works, LLC	Senior Secured Term Loan, due 06/2020 (15.00%; 11.00% Cash + 4.00% PIK)	(15) (22)	—	(1,324,367)	1,788,632	10,223,500	2,697,836	(1,324,367)	11,596,969

	Revolving Line of Credit, due 12/2019	(21) (22)	—	2,500	88,750	1,497,500	2,500	(1,500,000)	—

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7) (22)	20,750	80,000	—	—	100,750	(100,750)	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024 (13.00%; 3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(18)	—	110,182	503,510	—	6,828,238	—	6,828,238

	Senior Secured Revolving Line of Credit, due 05/2023 (3M LIBOR + 10.00% with a 2.50% LIBOR floor + 0.50% PIK)	(6)	—	—	1,493	—	—	—	—

	Common Equity Units (12.90% preferred equity / 7.59% fully diluted common equity)	(7)	—	27,035	—	—	227,035	—	227,035

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last-Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(17)	—	—	334,580	—	5,131,294	—	5,131,294

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2018 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2019 Value
	Common Equity Interest (10.10% fully diluted common equity)	(7)	—	—	—	—	360,000	—	360,000

	Common Equity Warrants (9.50% fully diluted common equity)	(7)	—	—	—	—	237,579	—	237,579

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (13.00%; 3M LIBOR + 11.00%)	(13)	—	(14,714)	480,646	3,341,000	24,214	(189,714)	3,175,500

	Senior Secured Revolving Line of Credit, due 03/2021 (8.50%; 3M LIBOR + 6.50%)	(6)	—	—	138,062	1,336,097	200,000	—	1,536,097

	Common Equity (8.98% fully diluted common equity)	(7)	—	69,000	—	188,500	69,000	—	257,500

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$20,750	$394,824	$5,055,135	$25,107,097	$27,335,361	$(5,011,224)	$47,431,234
 This schedule should be read in conjunction with Harvest Capital Credit Corporation’s Consolidated Financial Statements, including the Schedule of Investments.

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2019 or, if higher, the applicable LIBOR floor.
(6)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2019.
(7)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	Infinite Care LLC ("ICC") is in default under the terms of its credit agreement and was on non-accrual status as of December 31, 2019. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of the board of ICC. The loan was placed on non-accrual status in Q4 2017. In January 2018, HCAP took control of the borrower's equity after accelerating the debt and auctioning the borrower’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of the company. Upon completion of this process the Company converted $2.0 million of its debt investment in ICC into shares of ICC's membership interests.
(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	During the year ended December 31, 2019, the Company's voting rights ownership interest increased to over the 5.0% affiliate investment classification threshold. Previously, this portfolio company was classified as a non-control/non-affiliated portfolio company.
(11)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of December 31, 2019.
(12)	Industry: Aerospace & Defense
(13)	Industry: Capital Equipment
(14)	Industry: Healthcare & Pharmaceuticals
(15)	Industry: Metals & Mining
(16)	Industry: Construction & Building
(17)	Industry: Services: Business
(18)	Industry: Telecommunications
(19)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(20)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the Notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019 for more information.
(21)	The Company exited this investment in 2019.
(22)	On May 22, 2019, Northeast Metal Works, LLC ("Northeast Metal Works") entered into a new financing agreement with a senior lender. In conjunction with this, Northeast Metal Works and the Company entered into a subordination and inter-creditor agreement where the Company thereby agreed to subordinate its indebtedness to the senior lender through the earlier of the due date of the new financing agreement, which expires on May 31, 2020, or the date on which Northeast Metal Works has fully satisfied the indebtedness to the new senior lender. In addition, the new senior lender obtained a first priority interest in certain assets of Northeast Metal Works. As a result, the Company reclassified its term loan investment in Northeast Metal Works from senior secured to junior secured. In connection with the new financing agreement, Northeast Metal Works paid down the existing $1.5 million revolving line of credit by approximately $1.1 million. The remaining $0.4 million commitment under the revolving line of credit was transferred to the junior secured term loan as an increase in the outstanding principal amount. Finally, as part of the refinancing transaction, the Company sold 125 units of its preferred equity interest in Northeast Metal Works to a third party and recognized a realized gain of $20,750. On September 27, 2019, the senior lender issued a Notice of Default to Northeast Metal Works. The Notice of Default prohibited Northeast Metal Works from making any further interest payments to the Company, despite having the cash on hand to do so. On October 31, 2019, the Company extended $1.7 million in additional credit to Northeast Metal Works by increasing the commitment on its junior secured term loan. Northeast Metal Works used the proceeds to pay off the existing senior secured debt and the senior secured debt was subsequently terminated. As a result of this transaction, the Company's junior secured term loan converted into a senior secured term loan.

As of December 31, 2019, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$49,627,468	$48,646,669	41.6%	72.8%
Equity	12,442,567	7,189,165	6.2%	10.8%
Total	$62,070,035	$55,835,834	47.8%	83.6%

The rate type of affiliate debt investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$27,563,148	$26,408,777	22.6%	39.5%
Floating Rate	22,064,320	22,237,892	19.0%	33.3%
Total	$49,627,468	$48,646,669	41.6%	72.8%

The industry composition of affiliate investments at fair value as of December 31, 2019 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$802,257	$758,480	0.7%	1.1%
Capital Equipment	4,877,458	4,969,097	4.3%	7.4%
Construction & Building	8,278,753	10,366,094	8.9%	15.5%
Healthcare & Pharmaceuticals	13,545,702	7,992,100	6.8%	12.0%
Metals & Mining	14,630,968	11,596,969	9.9%	17.4%
Services: Business	13,016,841	13,097,821	11.2%	19.6%
Telecommunications	6,918,056	7,055,273	6.0%	10.6%
Total	$62,070,035	$55,835,834	47.8%	83.6%
The geographic concentrations of affiliate investments at fair value as of December 31, 2019 was as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$33,989,881	$30,696,239	26.3%	46.0%
Northeast	20,359,841	17,325,842	14.8%	25.9%
South	7,720,313	7,813,753	6.7%	11.7%
Total	$62,070,035	$55,835,834	47.8%	83.6%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: March 12, 2021	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2021	/s/ Joseph A. Jolson
Joseph A. Jolson Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2021	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

Date: March 12, 2021	/s/ Richard P. Buckanavage
Richard P. Buckanavage President and Director

Date: March 12, 2021	/s/ Dorian B. Klein
Dorian B. Klein Director

Date: March 12, 2021	/s/ Jack G. Levin
Jack G. Levin Director

Date: March 12, 2021	/s/ Richard A. Sebastiao
Richard A. Sebastiao Director