Form 10-Q
period 2021-03-31
Harvest Capital Credit Corp
filed 2021-05-07
CIK 1559909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-35906

HARVEST CAPITAL CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	46-1396995 (I.R.S. Employer Identification Number)

450 Park Avenue, 5th Floor New York, NY 10022 (Address of principal executive offices) (Zip Code)

(212) 906-3589
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value of $0.001 per share	HCAP	NASDAQ Global Market
6.125% Notes due 2022	HCAPZ	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 5,968,296 shares of the registrant’s common stock outstanding as of May 7, 2021.

HARVEST CAPITAL CREDIT CORPORATION

 QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

Harvest Capital Credit Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS:
Non-affiliated/non-control investments, at fair value (cost of $44,009,529 at 3/31/21 and $45,081,806 at 12/31/20)	$43,076,198	$43,075,802
Affiliated investments, at fair value (cost of $26,576,003 at 3/31/21 and $34,972,335 at 12/31/20)	24,090,925	35,563,428
Control investments, at fair value (cost of $14,078,735 at 3/31/21 and $13,980,200 at 12/31/20)	9,970,427	10,915,343
Cash	17,512,542	7,905,299
Restricted cash	11,250,378	31,478,661
Interest receivable	501,995	545,330
Accounts receivable – other	331,698	106,415
Deferred financing costs	144,943	205,630
Other assets	113,242	148,605
Total assets	$106,992,348	$129,944,513

LIABILITIES:
Revolving line of credit	$10,000,000	$35,591,406
2022 Notes (net of deferred offering costs and unamortized discount of $354,732 at 3/31/21 and $410,330 at 12/31/20)	28,395,268	28,339,670
Accrued interest payable	98,976	114,367
Accounts payable - base management fees	416,194	474,217
Accounts payable - administrative services expense	350,000	350,000
Accounts payable and accrued expenses	759,919	1,622,003
Deferred tax liability	302,587	1,236,329
Total liabilities	40,322,944	67,727,992

Commitments and Contingencies (Note 8)

NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,610,261 issued and 5,968,296 outstanding at each of 3/31/21 and 12/31/20	6,610	6,610
Capital in excess of common stock	89,578,243	89,578,243
Treasury shares, at cost, 641,965 shares at each of 3/31/21 and 12/31/20	(6,723,505)	(6,723,505)
Accumulated overdistributed earnings	(16,191,944)	(20,644,827)
Total net assets	66,669,404	62,216,521
Total liabilities and net assets	$106,992,348	$129,944,513

Common stock outstanding	5,968,296	5,968,296

Net asset value per common share	$11.17	$10.42

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest:
Cash - non-affiliated/non-control investments	$881,146	$1,564,087
Cash - affiliated investments	570,151	1,301,790
Cash - control investments	98,535	—
PIK - non-affiliated/non-control investments	130,654	109,634
PIK - affiliated investments	138,064	155,328
PIK - control investments	98,535	—
Amortization of fees and discounts:
Non-affiliated/non-control investments	55,712	89,995
Affiliated investments	97,633	59,747
Total interest income	2,070,430	3,280,581
Other income	126,210	6,180
Total investment income	2,196,640	3,286,761

Expenses:
Interest expense - revolving line of credit	59,392	321,119
Interest expense - unused line of credit	50,851	55,396
Interest expense - deferred financing costs	61,935	58,005
Interest expense - 2022 Notes	440,235	440,235
Interest expense - deferred offering costs and discount	55,597	51,853
Total interest expense	668,010	926,608

Professional fees	451,533	209,045
General and administrative	190,337	231,272
Base management fees	416,194	581,166
Administrative services expense	350,000	350,000
Total expenses	2,076,074	2,298,091

Net Investment Income	120,566	988,670

Net realized gains (losses):
Non-affiliated / Non-control investments	—	(86,427)
Affiliated investments	6,445,524	—
Net realized gains (losses)	6,445,524	(86,427)
Net change in unrealized appreciation (depreciation) on investments:
Non-affiliated / Non-control investments	1,072,674	(3,242,104)
Affiliated investments	(3,076,171)	(1,727,883)
Control investments	(1,043,452)	390,450
Net change in unrealized depreciation on investments	(3,046,949)	(4,579,537)
Total net unrealized and realized gains (losses) on investments	3,398,575	(4,665,964)
Benefit for taxes on unrealized losses on investments	933,742	—
Net increase (decrease) in net assets resulting from operations	$4,452,883	$(3,677,294)

Net investment income per share	$0.02	$0.17
Net increase (decrease) in net assets resulting from operations per share	$0.75	$(0.62)
Weighted average shares outstanding, basic and diluted	5,968,296	5,949,548
 See accompanying notes to unaudited consolidated financial statements.

 Harvest Capital Credit Corporation
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
Three Months Ended March 31, 2021	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2020	5,968,296	$6,610	$89,578,243	$(6,723,505)	$(20,644,827)	$62,216,521
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	120,566	120,566
Net realized gains	—	—	—	—	6,445,524	6,445,524
Net change in unrealized depreciation on investments and benefit for taxes on unrealized losses on investments	—	—	—	—	(2,113,207)	(2,113,207)
Total decrease for the three months ended March 31, 2021	—	—	—	—	4,452,883	4,452,883
Balance as of March 31, 2021	5,968,296	$6,610	$89,578,243	$(6,723,505)	$(16,191,944)	$66,669,404

	Common Stock
Three Months Ended March 31, 2020	Shares	Par	Capital in Excess of Common Stock	Treasury Shares	Accumulated Over Distributed Earnings	Total Net Assets
Balance as of December 31, 2019	5,945,854	$6,588	$90,876,759	$(6,723,505)	$(17,378,360)	$66,781,482
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	988,670	988,670
Net realized losses	—	—	—	—	(86,427)	(86,427)
Net change in unrealized depreciation on investments	—	—	—	—	(4,579,537)	(4,579,537)
Distributions to stockholders (1):
Distributions	—	—	—	—	(1,427,836)	(1,427,836)
Capital share transactions
Reinvestment of dividends	12,625	13	85,525	—	—	85,538
Total increase (decrease) for the three months ended March 31, 2020	12,625	13	85,525	—	(5,105,130)	(5,019,592)
Balance as of March 31, 2020	5,958,479	$6,601	$90,962,284	$(6,723,505)	$(22,483,490)	$61,761,890

(1)	The Company did not make any distributions during the three months ended March 31, 2021. Distributions exceeded net investment income for the three months ended March 31, 2020 by an amount of $439,166. See "Dividends and Distributions" in Note 2.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,452,883	$(3,677,294)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind income	(367,253)	(264,962)
Payment-in-kind income collected	85,470	17,958
Net realized (gains) losses on investments	(6,445,524)	86,427
Net change in unrealized depreciation of investments	3,046,949	4,579,537
Provision for taxes on unrealized gains on investments	(933,742)	—
Amortization of fees and discounts on investments	(153,345)	(149,742)
Amortization of deferred financing costs	61,935	58,005
Amortization of deferred offering costs and discount	55,597	51,853
Proceeds from sales of investments	9,001,436	15,994
Purchase of investments (net of loan origination and other fees)	13,750	(1,570,400)
Proceeds from principal payments	7,000,214	953,284
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	43,335	(168,634)
Increase in accounts receivable - other and other assets	45,407	(237,517)
Increase (decrease) in accrued interest payable	(15,391)	11,307
Increase (decrease) in accounts payable and other liabilities	(917,955)	239,790

Net cash provided by (used in) operating activities	14,973,766	(54,394)

Cash flows from financing activities:
Borrowings on revolving credit facility	10,000,000	40,900,000
Repayment of borrowings on revolving credit facility	(35,591,406)	(40,600,000)
Financing costs	(3,400)	—
Distributions to stockholders (net of stock issued under dividend reinvestment plan of $85,538 for the three months ended March 31, 2020)	—	(1,342,298)

Net cash used in financing activities	(25,594,806)	(1,042,298)

Net decrease in cash during the period	(10,621,040)	(1,096,692)

Cash at beginning of period	39,383,960	21,847,282

Cash at end of period (1)	$28,762,920	$20,750,590

Non-cash operating activities:
Regional Engine Leasing, LLC payoff received subsequent to March 31, 2020	$—	$2,196,600

Non-cash financing activities:
Value of shares issued in connection with dividend reinvestment plan	$—	$85,538

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$565,869	$805,441
Cash paid during the period for taxes	$11,890	$13,610

(1) Consists of cash and restricted cash of $17,512,542 and $11,250,378, respectively, at March 31, 2021, and $285,647 and $20,464,943, respectively, at March 31, 2020.

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments (Unaudited)
As of March 31, 2021

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (10.1%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% with a 2.25% LIBOR floor + 1.00% PIK)	(4)	$6,705,445	$6,620,503	$6,705,445
					6,705,445	6,620,503	6,705,445

Brite Media LLC (0.2%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	160,645
						125,000	160,645

Coastal Screen and Rail, LLC (12.0%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (13.00%; 10.50% Cash + 2.50% PIK)	(4)	7,182,706	7,117,044	7,182,706
			Senior Secured Revolving Line of Credit, due 07/2022 (8.21%; 3M LIBOR + 8.00%)	(3)	100,000	100,000	100,000
			Preferred Equity Class B Interest 10.34% / (3.90% fully diluted common equity)	(5)		150,000	724,863
					7,282,706	7,367,044	8,007,569

GK Holdings, Inc. (2.5%)	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.25%; 3M LIBOR + 10.25% with a 1.00% LIBOR floor + 2.00% default rate)	(4) (9)	3,000,000	2,972,406	1,635,000
					3,000,000	2,972,406	1,635,000

GNC Holdings, LLC (2.0%)	10/2020	Beverage, Food, & Tobacco	Junior Secured Term Loan, due 10/2026 (9.23%; LIBOR + 6.00% + 3.00% fee)		1,833,233	1,489,310	1,315,161
					1,833,233	1,489,310	1,315,161

KC Engineering & Construction Services, LLC (5.8%)*	10/2017	Environmental Industries	Class A Membership Interest (2.50% fully diluted common equity)	(5)		906,761	3,859,096
						906,761	3,859,096

Peerless Media, LLC (4.3%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		2,887,692	2,867,647	2,887,692
					2,887,692	2,867,647	2,887,692

ProAir Holdings Corporation (6.9%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (15.50%; 13.50% + 2.0% PIK default interest)	(4) (9)	7,737,088	7,424,544	4,577,000
					7,737,088	7,424,544	4,577,000

Safety Services Acquisition Corp. (6.7%)*	03/2017	Services: Business	Senior Secured Term Loan, due 08/2021 (9.75%; 3M LIBOR + 8.75% with a 1.00% LIBOR floor)	(4)	4,371,181	4,370,190	4,371,181
	04/2012		Series A Preferred Stock (0.57% fully diluted common equity)			100,000	67,409
					4,371,181	4,470,190	4,438,590

Surge Busy Bee Holdings, LLC (10.4%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (10.11%; 1M LIBOR + 10.00%)	(4)	3,612,500	3,537,328	3,499,500
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash + 2.00% PIK)	(4)	3,540,127	3,478,739	3,465,500
			Senior Secured Revolving Line of Credit, due 11/2021 (1M LIBOR + 8.00%)	(3)	—	—	—
			Class B Equity Warrants (4.75% fully diluted common equity)			76,475	—
					7,152,627	7,092,542	6,965,000

Water-Land Manufacturing & Supply, LLC (3.8%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,473,582	2,525,000
					2,500,000	2,473,582	2,525,000

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.27% fully diluted common equity)	(7)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$43,469,972	$44,009,529	$43,076,198

Affiliate Investments
Flight Lease XII, LLC (0.8%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(5)		158,346	528,825
						158,346	528,825

Kleen-Tech Acquisition, LLC (2.0%)*	05/2019	Services: Business	Common Equity Units (6.89% fully diluted common equity)	(5)		250,000	1,334,913
						250,000	1,334,913

Northeast Metal Works, LLC (17.5%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2021 (10.00%; 6.00% Cash + 4.00% PIK)		13,860,356	13,859,103	11,663,948
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(5)		1,515,520	—
					13,860,356	15,374,623	11,663,948

Slappey Communications, LLC (0.6%)*	05/2019	Telecommunications	Common Equity Units (11.33% preferred equity / 7.14% fully diluted common equity)	(5)		288,946	420,514
					—	288,946	420,514

Surge Hippodrome Holdings LLC (8.8%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)		5,460,000	5,199,204	5,218,500
			Common Equity Interest (10.69% fully diluted common equity)	(5)		464,421	445,447
			Common Equity Warrants (6.38% fully diluted common equity)	(5)		237,579	198,778
					5,460,000	5,901,204	5,862,725

V-Tek, Inc. (6.4%) *	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (8.25%; 3M LIBOR + 8.00%)		2,887,500	2,916,787	2,611,000
			Senior Secured Revolving Line of Credit, due 12/2021 (6.75%; 3M LIBOR + 6.50%)	(3)	1,536,097	1,536,097	1,515,500
			Common Stock (8.98% fully diluted common equity)	(5)		150,000	153,500
					4,423,597	4,602,884	4,280,000
Subtotal Affiliate Investments					$23,743,953	$26,576,003	$24,090,925

Control Investments
Flight Lease VII, LLC (0.4%) *	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted common equity)	(8)		$300,000	$300,000
						300,000	300,000

Infinite Care, LLC (14.5%) *	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2022 (8.00%; 4.00% cash + 4.00% PIK)	(6)	5,093,957	3,364,821	4,845,091
			Senior Secured Revolving Line of Credit, due 01/2022 (8.00%; 4.00% cash + 4.00% PIK)	(6)	4,825,336	4,464,914	4,825,336
			Membership Interest (100% membership interests)	(5) (6)		5,949,000	—
					9,919,293	13,778,735	9,670,427
Subtotal Control Investments					$9,919,293	$14,078,735	$9,970,427

Total Investments at 3/31/21 (115.7%) *					$77,133,218	$84,664,267	$77,137,550

* Fair value as a percentage of net assets

** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on March 31, 2021 or, if higher, the applicable LIBOR floor.
(3)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the accompanying Notes to the Consolidated Financial Statements for further discussion on unfunded commitments.
(4)	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(6)	Infinite Care, LLC ("ICC") was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 12 in the accompanying Notes to the Consolidated Financial Statements for summarized financial information for ICC for the three months ended March 31, 2021 and March 31, 2020.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of1940, as amended (the "1940 Act"). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 1.0% of the Company's total assets as of March 31, 2021.
(8)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(9)	This debt investment is on non-accrual status as of March 31, 2021.
(10)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(11)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(12)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.

As of March 31, 2021, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$59,432,377	$58,891,399	76.4%	88.3%
Junior Secured Debt	14,359,842	10,052,161	13.0%	15.1%
Equity	10,872,048	8,193,990	10.6%	12.3%
Total	$84,664,267	$77,137,550	100.0%	115.7%

The rate types of debt investments at fair value as of March 31, 2021 were as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$39,709,165	$36,559,581	53.0%	54.8%
Floating Rate	34,083,054	32,383,979	47.0%	48.6%
Total	$73,792,219	$68,943,560	100.0%	103.4%

The industry composition of investments at fair value as of March 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$828,825	1.1%	1.2%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	1,489,310	1,315,161	1.7%	2.0%
Capital Equipment	12,027,429	8,857,000	11.5%	13.3%
Construction & Building	7,367,044	8,007,569	10.4%	12.0%
Consumer Goods - Durable	2,473,582	2,525,000	3.3%	3.8%
Environmental Industries	906,761	3,859,096	5.0%	5.8%
Healthcare & Pharmaceuticals	13,778,735	9,670,427	12.5%	14.5%
High Tech Industries	9,592,909	8,340,445	10.8%	12.5%
Media: Advertising, Printing & Publishing	2,992,647	3,048,337	4.0%	4.6%
Metals & Mining	15,374,623	11,663,948	15.1%	17.5%
Services: Business	17,713,935	18,601,228	24.1%	27.9%
Telecommunications	288,946	420,514	0.5%	0.6%
Total	$84,664,267	$77,137,550	100.0%	115.7%

The geographic concentrations at fair value as of March 31, 2021 were as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Northeast	$32,925,326	$28,694,527	37.2%	43.1%
West	29,847,312	26,590,019	34.5%	39.9%
South	14,467,085	17,276,004	22.4%	25.9%
Midwest	7,424,544	4,577,000	5.9%	6.8%
Total	$84,664,267	$77,137,550	100.0%	115.7%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments
As of December 31, 2020

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
Non-Control / Non-Affiliate Investments
Back Porch International, Inc. (11.0%)*	09/2019	High Tech Industries	Senior Secured Term Loan, due 03/2024 (13.50%; 1M LIBOR + 10.25% + 1.00% PIK)	(4)	$6,825,893	$6,734,136	$6,825,893
					6,825,893	6,734,136	6,825,893

Brite Media LLC (0.3%)*	04/2014	Media: Advertising, Printing & Publishing	Class A Interest (0.86% fully diluted common equity)			125,000	167,554
						125,000	167,554

Coastal Screen and Rail, LLC (12.7%)*	01/2018	Construction & Building	Senior Secured Term Loan, due 01/2023 (14.00%; 10.50% Cash plus 3.50% PIK)	(4)	7,295,206	7,220,501	7,295,206
			Senior Secured Revolving Line of Credit, due 07/2022 (8.26%; 3M LIBOR + 8.00%)	(3)	100,000	100,000	100,000
			Preferred Equity Interest (3.90% fully diluted Common Equity)	(5)		150,000	491,712
					7,395,206	7,470,501	7,886,918

GNC Holdings, LLC (2.2%)*	10/2020	Beverage, Food, & Tobacco	Junior Secured Term Loan, due 10/2026 (9.23%; LIBOR + 6.00% + 3.00% fee)	(13)	1,805,102	1,461,179	1,344,801
					1,805,102	1,461,179	1,344,801

GK Holdings, Inc. (2.5%)*	01/2015	High Tech Industries	Junior Secured Term Loan, due 01/2022 (13.25%; 3M LIBOR +10.25% with a 1.00% LIBOR floor + 2.00% default rate)	(4) (9)	3,000,000	2,972,406	1,575,000
					3,000,000	2,972,406	1,575,000

KC Engineering & Construction Services, LLC (5.9%)*	10/2017	Environmental Industries	Class A Membership Interest (2.5% fully diluted common equity)	(5)		906,761	3,699,198
						906,761	3,699,198

Peerless Media, LLC (5.8%)*	02/2019	Media: Advertising, Printing & Publishing	Senior Secured Term Loan, due 02/2024 (11.40%; 1M LIBOR + 8.50% with a 2.40% LIBOR floor + 0.50% PIK)		3,609,615	3,584,585	3,609,615
					3,609,615	3,584,585	3,609,615

ProAir Holdings Corporation (6.4%)*	09/2017	Capital Equipment	Junior Secured Term Loan, due 12/2022 (15.50%; 13.50% + 2.0% default PIK)	(4) (9)	7,698,531	7,424,544	3,998,000
					7,698,531	7,424,544	3,998,000

Safety Services Acquisition Corp. (7.2%)*	03/2017	Services: Business	Senior Secured Term Loan, due 08/2021 (13.75%; 3M LIBOR + 8.75% with a 1.00% floor + 4.00% PIK)	(4)	4,464,931	4,463,347	4,464,931
	04/2012		Series A Preferred Equity (0.57% fully diluted common equity)			100,000	41,892
					4,464,931	4,563,347	4,506,823

Surge Busy Bee Holdings, LLC (11.2%)*	11/2017	Services: Business	Senior Secured Term Loan, due 11/2022 (10.15%; 1M LIBOR + 10.00%)	(4)	3,706,250	3,620,193	3,550,000
			Senior Secured Term Loan, due 11/2022 (14.00%; 12.00% cash + 2.00% PIK)	(4)	3,540,127	3,471,682	3,412,000
			Senior Secured Revolving Line of Credit, due 11/2021	(3)	—	—	—
			Class B Equity Warrants (4.75% fully diluted common equity)			76,475	—
					7,246,377	7,168,350	6,962,000

Water-Land Manufacturing & Supply, LLC (4.0%)*	08/2018	Consumer Goods - Durable	Junior Secured Term Loan, due 05/2023 (12.75%; 3M LIBOR + 10.50% with a 2.25% LIBOR floor)		2,500,000	2,470,997	2,500,000

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
					2,500,000	2,470,997	2,500,000

World Business Lenders, LLC (-%)*	12/2013	Banking, Finance, Insurance & Real Estate	Class B Equity Interest (0.27% fully diluted common equity)	(7)		200,000	—
						200,000	—
Subtotal Non-Control / Non-Affiliate Investments					$44,545,655	$45,081,806	$43,075,802

Affiliate Investments
Flight Lease XII, LLC (0.3%)*	03/2017	Aerospace & Defense	Common Equity Interest (19.23% fully diluted common equity)	(5)		158,346	158,346
					—	158,346	158,346

Kleen-Tech Acquisition, LLC (0.5%)*	05/2019	Services: Business	Common Equity Units (6.89% fully diluted common equity)	(5)		250,000	325,000
					—	250,000	325,000

National Program Management & Project Controls, LLC (23.7%)*	06/2018	Construction & Building	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)		5,427,595	5,368,931	5,536,147
			Senior Secured Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(3)	63,193	62,933	64,456
			Class A Membership Interest (5.10% fully diluted common equity)	(5)		2,791,241	9,236,765
					5,490,788	8,223,105	14,837,368

Northeast Metal Works, LLC (17.4%)*	09/2014	Metals & Mining	Senior Secured Term Loan, due 12/2021 (10.00%; 5.00% Cash + 5.00% PIK)		13,722,292	13,720,633	10,813,299
	05/2017		Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(5)		1,515,520	—
					13,722,292	15,236,153	10,813,299

Slappey Communications, LLC (0.5%)*	05/2019	Telecommunications	Common Equity Units (11.33% preferred equity / 7.05% fully diluted common equity)	(5)		288,946	281,648
					—	288,946	281,648

Surge Hippodrome Holdings, LLC (7.6%)*	08/2019	Services: Business	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)		5,460,000	5,184,550	4,746,273
			Common Equity Interest (10.69% fully diluted common equity)	(5)		464,421	6,205
			Common Equity Warrants (6.38% fully diluted common equity)	(5)		237,579	3,993
					5,460,000	5,886,550	4,756,471

V-Tek, Inc. (7.1%)*	03/2017	Capital Equipment	Senior Secured Term Loan, due 03/2022 (6.0%)		3,237,500	3,243,138	2,866,296
			Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(3)	1,536,097	1,536,097	1,525,000
			Common Equity Interest (8.98% fully diluted common equity)	(5)		150,000	—
					4,773,597	4,929,235	4,391,296
Subtotal Affiliate Investments					$29,446,677	$34,972,335	$35,563,428

Control Investments
Flight Lease VII, LLC (0.5%)*	03/2016	Aerospace & Defense	Common Equity Interest (46.14% fully diluted interest)	(8)		$300,000	$300,000
					—	300,000	300,000

Infinite Care, LLC (17.1%)*	02/2016	Healthcare & Pharmaceuticals	Senior Secured Term Loan, due 01/2022 (8.0% with a borrower PIK option)	(6)	5,043,356	3,314,219	5,043,356
			Senior Secured Revolving Line of Credit, due 01/2022 (8.0% with a borrower PIK option)	(6)	4,777,403	4,416,981	4,777,403

Portfolio Company	Date**	Industry	Investment (1) (2) (10) (11) (12)		Principal	Cost	Fair Value
			Membership Interest (100% membership interests)	(5) (6)		5,949,000	794,584
					9,820,759	13,680,200	10,615,343
Subtotal Control Investments					$9,820,759	$13,980,200	$10,915,343

Total Investments at 12/31/20 (143.9%) *					$83,813,091	$94,034,341	$89,554,573
* Fair value as a percentage of net assets
** Date refers to the origination date of the investment

(1)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(2)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2020 or, if higher, the applicable LIBOR floor.
(3)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion on unfunded commitments.
(4)	The cash coupon and/or PIK coupon on the loan is subject to a pricing grid based on certain leverage ratios of the portfolio company.
(5)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(6)	ICC was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

Refer to Note 13 in the notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020 for summarized balance sheets for ICC as of December 31, 2020 and December 31, 2019 and summarized income statements for the years ending December 31, 2020, December 31, 2019, and December 31, 2018.
(7)	Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets The Company's non-qualifying assets, on a fair value basis, totaled approximately 0.8% of the Company's total assets as of December 31, 2020.
(8)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft. For the year ended December 31, 2020, the Company recognized an impairment charge of $0.1 million, which is presented in the "net realized gains (losses) - control investments" line item on the Consolidated Statement of Operations.
(9)	This debt investment is on non-accrual status as of December 31, 2020.
(10)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the notes to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020 for more information.
(11)	All of the Company's portfolio investments are generally subject to restrictions on sale as "restricted securities", unless otherwise noted.
(12)	Unless otherwise indicated, all portfolio company investments are Level 3 assets whose values were determined using significant unobservable inputs.
(13)	In October 2020, General Nutrition, Inc. ("GNC") was restructured upon its sale. The Company received approximately $1.9 million, representing a full payoff at par of each of its New Money DIP Term Loan and its Roll-up DIP Term Loan. The Company also received an additional $1.2 million, representing a discounted payoff of its $3.0 million original tranche B-2 Term Loan and received its pro rata share of a new Second Lien Term Loan with a par value of $1.8 million in GNC Holdings, LLC. The Company recognized a realized loss of $0.3 million relating to this transaction, which is presented in the "net realized gains (losses) - non-affiliated/non-control investments" line item on the Consolidated Statement of Operations.

As of December 31, 2020, investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$66,041,926	$64,629,875	71.1%	103.9%
Junior Secured Debt	14,329,126	9,417,801	10.5%	15.1%
Equity	13,663,289	15,506,897	18.4%	24.9%
Total	$94,034,341	$89,554,573	100.0%	143.9%

The rate types of debt investments at fair value as of December 31, 2020 were as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$42,811,698	$38,205,560	51.6%	61.4%
Floating Rate	37,559,354	35,842,116	48.4%	57.6%
Total	$80,371,052	$74,047,676	100.0%	119.0%

The industry composition of investments at fair value as of December 31, 2020 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$458,346	0.5%	0.7%
Banking, Finance, Insurance & Real Estate	200,000	—	—%	—%
Beverage, Food & Tobacco	1,461,179	1,344,801	1.5%	2.2%
Capital Equipment	12,353,779	8,389,296	9.4%	13.5%
Construction & Building	15,693,606	22,724,287	25.4%	36.5%
Consumer Goods - Durable	2,470,997	2,500,000	2.8%	4.0%
Environmental Industries	906,761	3,699,198	4.1%	5.9%
Healthcare & Pharmaceuticals	13,680,200	10,615,343	11.8%	17.1%
High Tech Industries	9,706,542	8,400,893	9.4%	13.5%
Media: Advertising, Printing & Publishing	3,709,585	3,777,168	4.2%	6.1%
Metals & Mining	15,236,153	10,813,299	12.1%	17.4%
Services: Business	17,868,247	16,550,294	18.5%	26.6%
Telecommunications	288,946	281,648	0.3%	0.4%
Total	$94,034,341	$89,554,573	100.0%	143.9%

The geographic concentrations at fair value as of December 31, 2020 were as follows:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$38,505,022	$41,669,277	46.5%	67.0%
Northeast	33,536,817	27,486,186	30.7%	44.2%
South	14,567,958	16,401,110	18.3%	26.3%
Midwest	7,424,544	3,998,000	4.5%	6.4%
Total	$94,034,341	$89,554,573	100.0%	143.9%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1. Organization

Harvest Capital Credit Corporation ("HCAP" or the "Company") was incorporated as a Delaware corporation on November 14, 2012, for the purpose of, among other things, acquiring Harvest Capital Credit LLC (“HCC LLC”). HCAP acquired HCC LLC in May 2013, in connection with HCAP's initial public offering. HCAP is an externally managed, closed-end, non-diversified management investment company that has filed an election to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, HCAP has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As an investment company, the Company follows accounting and reporting guidance as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services- Investment Companies.

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

While each holder of the Company’s common stock will be entitled to make an Election, the maximum aggregate number of shares of PTMN Common Stock available for all of the Company’s stockholders will be fixed to equal the Total Stock Consideration and, accordingly, the aggregate amount of cash available to the Company’s stockholders will be fixed. As a result, depending on the Elections made by other stockholders, if a holder of the Company’s common stock elects to receive cash in connection with the Mergers, such holder will likely receive a portion of its merger consideration in PTMN Common Stock, and if a holder of the Company’s common stock elects to receive PTMN Common Stock in connection with the Mergers, such holder will likely receive a portion of the merger consideration in cash.

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

Concurrently with the Company’s and PTMN’s entry into the Merger Agreement, the Company also entered into a letter agreement (the “Jolson Letter Agreement”) with Joseph Jolson, its Chairman and Chief Executive Officer. Pursuant to the Jolson Letter Agreement, Mr. Jolson has agreed (i) to elect to receive shares of PTMN Common Stock as consideration in connection with the Mergers for all of the 894,273 shares of the Company’s common stock then beneficially owned directly by Mr. Jolson and indirectly by Mr. Jolson through the Joseph A. Jolson 1991 Trust (the “Jolson Shares”), (ii) to not, directly or indirectly, transfer, sell, offer, exchange, assign, pledge, convey any legal or beneficial ownership interest in or otherwise dispose of, or encumber any of the Jolson Shares or enter into any contract, option, or other agreement with respect to, or consent to, a transfer of, any of the Jolson Shares or his voting or economic interest therein other than pursuant to the Merger Agreement and in connection with the Mergers during the period commencing on the date of the Jolson Letter Agreement and ending on the closing date of the Mergers and (iii) to not transfer any shares of PTMN Common Stock received in exchange for the Jolson Shares in the First Merger (the “Locked Up Securities”) or enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the Locked Up Securities for 90 days following the Closing.

In connection with the Mergers, Sierra Crest and HCAP Advisors have agreed to a transition services agreement pursuant to which HCAP Advisors will provide certain consulting services to Sierra Crest relating to the Company's existing investment portfolio subsequent to, and contingent upon, the Closing.

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

Restricted Cash

Restricted cash of $11.3 million and $31.5 million as of March 31, 2021 and December 31, 2020, respectively, was held at financial institutions in conjunction with the Company's senior secured revolving credit facility (as modified, amended and restated from time to time, the "Credit Facility") (see Note 3. Borrowings). The Company is restricted from accessing this cash until the monthly settlement date when, after delivering a covenant compliance certificate, the net restricted cash is released to the Company after paying interest, fees, expenses, and borrowings outstanding owed under the Credit Facility.

Investments and Related Investment Revenue and Expense

All investment related revenue and expenses are reflected on the Consolidated Statement of Operations, generally commencing on the trade date unless otherwise specified by the transaction documents.

The Company accrues interest income if it expects that ultimately it will be able to collect it. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, the Company will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, the Company remains contractually entitled to this interest, and any collections actually received on these non-accrual loans may be recognized as interest income on a cash basis or applied to the principal depending upon management's judgment regarding collectability. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection and the amount of collectible interest can be reasonably estimated. As of March 31, 2021, the Company had debt investments in two portfolio companies, with a combined fair value of $6.2 million, on non-accrual status. As of December 31, 2020, the Company had debt investments in two portfolio companies, with a combined fair value of $5.6 million, on non-accrual status.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains and losses on investments are calculated using the specific identification method. The Company measures realized gains or losses on equity investments as the difference between the net proceeds from the sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. The Company measures realized gains or losses on debt investments as the difference between the net proceeds from the repayment or sale and the contractual amount owed to the Company on the investment, without regard to unrealized appreciation or depreciation previously recognized or unamortized deferred fees. The acceleration of unamortized deferred fees is recognized as interest income and the collection of prepayment and other fees is recognized as other income. The Company recognized $6.4 million in net realized gains on its investments and $0.1 million in net realized losses on its investments during the three months ended March 31, 2021 and March 31, 2020, respectively.

Net changes in unrealized appreciation or depreciation measure changes in the fair value of the Company's investments relative to changes in their amortized cost. The Company recognized $3.0 million and $4.6 million in net change in unrealized depreciation during the three months ended March 31, 2021 and March 31, 2020, respectively.

 Classification of Portfolio Companies

The Company classifies its investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual owns beneficially more than 25% of the voting securities of another entity. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through beneficial ownership of at least 5% but not more than 25%, of the outstanding voting securities of another entity. See the table below for a breakdown of the Company's portfolio companies by classification at March 31, 2021 and December 31, 2020, respectively.

	Number of portfolio company investments by classification
	March 31, 2021	December 31, 2020
Non-Control/Non-Affiliated	12	12
Affiliated	6	7
Control	2	2
Total	20	21

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

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs associated with the Company's Credit Facility. The deferred financing costs consist of fees and other direct costs incurred by the Company in obtaining debt financing from its lenders and are recognized as assets and are amortized as interest expense over the term of the applicable credit facility. The balance of deferred financing costs as of March 31, 2021 and December 31, 2020 was $0.1 million and $0.2 million, respectively. Amortization expense relating to deferred debt financing costs during the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $0.1 million, respectively.

Deferred Offering Costs

Deferred offering costs consist of expenses related to the Company's $28.8 million in aggregate principal amount of its 2022 Notes (defined below in Note 3), including underwriting fees, legal fees, and other direct costs incurred. The deferred offering costs are recognized as a reduction to the 2022 Notes on the Company's consolidated statement of assets and liabilities and are amortized as interest expense through the maturity of the 2022 Notes. The balance of deferred offering costs as of March 31, 2021 and December 31, 2020 was $0.4 million and $0.4 million, respectively. Amortization expense of the deferred offering costs was $0.1 million and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

During the three months ended March 31, 2021, the Company did not pay any distributions. During the three months ended March 31, 2020, the Company paid distributions totaling $0.24 per share.

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

HCAP Equity Holdings, LLC is subject to U.S. federal and state income taxes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at HCAP Equity Holdings, LLC. During the three months ended March 31, 2021 the Company accrued a deferred tax benefit of $0.9 million for such temporary differences. During the three months ended March 31, 2020, the Company did not accrue any deferred tax expense for such temporary differences. The Company did not recognize a current income tax expense during either of the three months ended March 31, 2021 or 2020.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported in the accompanying financial statements may be subject to change at a later date by the respective taxing authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statements. Based on an analysis of the Company's tax position, there are no uncertain tax positions that met the recognition or measurement criteria and the Company has no amounts accrued for interest or penalties as of March 31, 2021. The Company is not currently undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The federal tax years 2017-2019 for the Company remain subject to examination by the IRS. The state tax years 2015 - 2019 for the Company remain subject to examination by the state taxing authorities.

Excise Tax

The Company estimates excise tax based on timely information available. The Company estimates that it will not incur an excise tax for the fiscal year ending December 31, 2021. The Company did not incur an excise tax expense for the year ended December 31, 2020.

Note 3. Borrowings

The Company's principal balance of its debt obligations consist of the following:

	As of
	March 31, 2021	December 31, 2020
Revolving line of credit	$10,000,000	$35,591,406
2022 Notes	28,750,000	28,750,000
Total debt obligations	$38,750,000	$64,341,406

The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of March 31, 2021 were 6.0% and 1.2 years, respectively. The weighted average stated interest rate and weighted average maturity on all of the Company's debt obligations outstanding as of December 31, 2020 were 5.8% and 1.2 years, respectively.

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

As of March 31, 2021, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.
In addition, as of March 31, 2021, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on June 30, 2021, until which date the Company may receive additional advances at the discretion of the lenders; (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on the Company’s debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant for the Company that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires the Company to pay a monthly fee for unused amounts during the revolving period in an amount equal to 0.50% per annum multiplied by the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (ix) prohibits the Company from repurchasing shares of its common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for the Company to maintain its eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold for the Company of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

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
As of March 31, 2021 and December 31, 2020 the outstanding balance on the Credit Facility was $10.0 million and $35.6 million, respectively. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the covenants under the Credit Facility.
2022 Notes
On August 24, 2017, the Company closed the public offering of $25.0 million in aggregate principal amount of its 6.125% Notes due 2022 (the "2022 Notes"). On September 1, 2017, the Company closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, the Company issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds to the Company from the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering costs of $0.2 million, were $27.7 million. As of March 31, 2021, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.4 million. As of December 31, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.4 million.

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

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains certain covenants, including covenants (i) prohibiting the Company’s issuance of any senior securities unless, immediately after such issuance, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the Securities and Exchange Commission (the “SEC”)); (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of its common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the holders of the 2022 Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These covenants are subject to limitations and exceptions that are described in the 2022 Notes Indenture. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the covenants under the 2022 Notes Indenture.

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
As of March 31, 2021 and December 31, 2020, the Company's aggregate indebtedness, including outstanding borrowings under the Credit Facility and the aggregate principal amount outstanding on the 2022 Notes, was $38.8 million and $64.3 million, respectively, and as of March 31, 2021, and December 31, 2020, the Company's asset coverage, as defined in the 1940 Act, was 272% and 197%, respectively.

Note 4. Concentrations of Credit Risk

The Company’s investment portfolio consists primarily of loans to privately-held small to mid-size companies. Many of these companies may experience variation in operating results. Many of these companies do business in regulated industries and could be affected by changes in government regulations.

The largest debt investments may vary from year to year as new debt investments are recorded and repaid. The Company’s five largest debt investments represented approximately 59.6% and 54.7% of total principal balance of debt investments outstanding as of March 31, 2021 and December 31, 2020, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large loans. Investment income from the five largest debt investments accounted for approximately 48.1% and 37.8% of total investment income for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 5. Stockholders' Equity

The following table summarizes the Company's common stock activity for each of the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Dividends reinvested	—	$—	12,625	$85,538
Total	—	$—	12,625	$85,538

As of March 31, 2021 and 2020, the Company had no dilutive securities outstanding.

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

2022 Notes: The 2022 Notes are a Level 2 financial instrument with readily observable market inputs from other comparable unsecured notes in the marketplace. The 2022 Notes trade under the ticker "HCAPZ". As of March 31, 2021 and December 31, 2020, the fair value of the 2022 Notes was $29.2 million and $28.8 million, respectively, which was based on the closing price of the 2022 Notes on the respective dates.

Revolving line of credit: Borrowings under the Credit Facility are carried at cost. The fair value of the Credit Facility as of March 31, 2021 and December 31, 2020 was $10.0 million and $35.6 million, respectively, which approximates cost due to its short-term maturity and floating rate coupon.

Off-balance sheet financial instruments: The fair value of unfunded commitments is estimated based on the fair value of the funded portion of the corresponding debt investment.

As of March 31, 2021 and December 31, 2020, unfunded commitments totaled $1.3 million and $1.8 million, respectively, and if funded, their estimated fair values on such dates were $1.3 million and $1.8 million, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

The following table details the financial instruments that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

	Fair Values as of March 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$58,891,399	$58,891,399
Junior Secured	—	—	10,052,161	10,052,161
Equity and Equity Related Securities	—	—	8,193,990	8,193,990
Total	$—	$—	$77,137,550	$77,137,550

	Fair Values as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Financial assets:
Senior Secured (1)	$—	$—	$64,629,875	$64,629,875
Junior Secured	—	—	9,417,801	9,417,801
Equity and Equity Related Securities	—	—	15,506,897	15,506,897
Total	$—	$—	$89,554,573	$89,554,573

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

The following table provides quantitative information related to the significant unobservable inputs used to fair value the Company's Level 3 investments as of March 31, 2021 and December 31, 2020, respectively, and indicates the valuation techniques utilized by the Company to determine the fair value:

Type of Investment	Fair Value at March 31, 2021	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$58,891,399	Bond Yield	Risk adjusted discount factor	8.0% - 18.2%	15.0%

		Market	EBITDA multiple	4.3x -8.6x	6.0x

		Income	Weighted average cost of capital	8.3% - 22.3%	12.1%

Junior Secured	$10,052,161	Market	Risk adjusted discount factor	13.8% - 13.8%	13.8%

		Market	EBITDA multiple	5.0x - 8.5x	6.8x

		Income	Weighted average cost of capital	12.1% - 44.0%	32.7%

Equity and Equity Related Securities	$8,193,990	Market	EBITDA multiple	4.9x - 11.5x	9.4x

		Market	Book value multiple	1.0x - 1.0x	1.0x

Type of Investment	Fair Value at December 31, 2020	Valuation Technique (1)	Significant Unobservable Input	Range	Weighted Average (2)

Senior Secured (3)	$64,629,875	Bond Yield	Risk adjusted discount factor	8.0% - 18.4%	14.7%

		Market	EBITDA multiple	3.5x - 12.4x	6.2x

		Income	Weighted average cost of capital	8.0% - 22.8%	12.3%

Junior Secured	$9,417,801	Bond Yield	Risk adjusted discount factor	13.8% - 13.8%	13.8%

		Market	EBITDA multiple	4.8x - 8.9x	6.8x

		Income	Weighted average cost of capital	14.3% - 42.0%	31.4%

Equity and Equity Related Securities	$15,506,897	Market	EBITDA multiple	3.5x - 12.4x	10.8x

		Market	Book value multiple	1.0x - 1.0x	1.0x

(1)	When estimating the fair value of its debt investments, the Company typically utilizes the bond yield technique. The significant unobservable inputs used in the fair value measurement under this technique are risk adjusted discount factors. However, the Company also takes into consideration the market technique and income technique in order to determine whether the fair value of the debt investment is within the estimated enterprise value of the portfolio company. The significant unobservable inputs used under these techniques are EBITDA multiples and weighted average cost of capital. Under the bond yield technique, significant increases (decreases) in the risk adjusted discount factors would result in a significantly lower (higher) fair value measurement.

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

  The following tables show a reconciliation of the beginning and ending balances for Level 3 assets for the three months ended March 31, 2021 and March 31, 2020. Transfers between investment type and level, if any, are recognized at fair value at the beginning of the period in which the transfers occur:

	Three Months Ended March 31, 2021
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of March 31, 2021

Fair value of portfolio, beginning of period	$64,629,875	$9,417,801	$15,506,897	$89,554,573
New/Add-on investments/principal increases	—	—	—	—
Principal payments received/principal reductions	(7,085,681)	—	—	(7,085,681)
Sales of investments	—	—	(9,236,765)	(9,236,765)
Loan origination and other fees received	(13,750)	—	—	(13,750)
Payment-in-kind interest earned	339,122	28,131	—	367,253
Accretion of deferred loan origination fees/discounts	150,760	2,585	—	153,345
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized gains on investments	—	—	6,445,524	6,445,524
Change in unrealized appreciation (depreciation) on investments	871,073	603,644	(4,521,666)	(3,046,949)
Fair value of portfolio, end of period	$58,891,399	$10,052,161	$8,193,990	$77,137,550
Net change in unrealized appreciation relating to Level 3 assets still held at March 31, 2021	$1,039,813	$603,644	$1,923,857	$3,567,314

	Three Months Ended March 31, 2020
	Senior Secured (1)	Junior Secured	Equity and Equity Related Securities	Total Investments as of March 31, 2020

Fair value of portfolio, beginning of period	$85,954,384	$18,757,348	$12,097,658	$116,809,390
New/Add-on investments/principal increases	1,405,000	—	200,000	1,605,000
Principal payments received/principal reductions	(3,042,841)	—	—	(3,042,841)
Sales of investments	—	—	—	—
Loan origination and other fees received	(34,600)	—	—	(34,600)
Payment-in-kind interest earned	261,719	3,243	—	264,962
Accretion of deferred loan origination fees/discounts	137,414	12,328	—	149,742
Transfers to (from) level 3	—	—	—	—
Transfer (to) from investment type	—	—	—	—
Net realized losses on investments	—	—	(102,420)	(102,420)
Change in unrealized depreciation on investments	(2,481,635)	(989,767)	(1,108,135)	(4,579,537)
Fair value of portfolio, end of period	$82,199,441	$17,783,152	$11,087,103	$111,069,696
Net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2020	$(2,475,431)	$(989,767)	$(1,210,556)	$(4,675,754)

(1)	Senior secured category includes both first out and last out term loans. The Company's last out senior secured loans are identified on the Consolidated Schedule of Investments.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2021 and March 31, 2020.

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

Management fee expense for the three months ended March 31, 2021 and March 31, 2020 totaled $0.4 million and $0.6 million, respectively.

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

The Company did not incur an income-based incentive fee for either of the three months ended March 31, 2021 or March 31, 2020.

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

The capital gains incentive fee is determined and paid annually with respect to cumulative realized capital gains (but not unrealized capital gains) to the extent such cumulative realized capital gains exceed cumulative realized and unrealized capital losses through the end of such fiscal year (less the aggregate amount of any previously paid capital gains incentive fee). The Company also records an expense accrual relating to the capital gains incentive fee payable by the Company to HCAP Advisors when (i) the cumulative realized and unrealized gains on its investments exceed all cumulative realized and unrealized capital losses on its investments and (ii) the capital gains incentive fee that would be payable exceeds the aggregate amount of any previously paid capital gains incentive fee given the fact that a capital gains incentive fee would be owed to HCAP Advisors if the Company were to liquidate its investment portfolio at such time. Any decrease in unrealized appreciation in subsequent periods will result in the reversal of some or all of such previously recorded expense accrual. The Company recorded a net change in unrealized depreciation of $3.0 million and $4.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company recorded net realized gains of $6.4 million for the three months ended March 31, 2021 and net realized losses of $0.1 million for the three months ended March 31, 2020. The Company did not incur a capital gains incentive fee for either of the three months ended March 31, 2021 or March 31, 2020.

Total base management fees and incentive fees expense was $0.4 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Total accrued base management fees and incentive fees payable were $0.4 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.

Administrative Services Expense

HCAP Advisors also serves as the Company's administrator pursuant to an administration agreement. Under the administration agreement, HCAP Advisors provides administrative services to the Company and furnishes the Company with office facilities, equipment, and clerical, bookkeeping, and recordkeeping services. In full consideration of the provision of the services of HCAP Advisors, the Company reimburses HCAP Advisors for the costs and expenses incurred by HCAP Advisors in performing its obligations and providing personnel and facilities under the administration agreement. Payments under the administration agreement are equal to an amount based upon the Company's allocable portion of the administrator's overhead in performing its obligations under the administration agreement, including rent and the Company's allocable portion of the cost of its executive officers and their respective staffs and administrative services provided to the Company by its executive officers. HCAP Advisors agreed to cap the amounts payable by the Company under the administration agreement to $350,000 per quarter for each quarter in the 2021 fiscal year and $1.4 million during the 2020 fiscal year.

Total administrative services expense was $0.4 million and $0.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Accrued administrative services fees payable were $0.4 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

The Company incurred $0.1 million in managerial assistance costs associated with work performed by HCAP Advisors for managing Infinite Care, LLC during the three months ended March 31, 2021. For the three months ended March 31, 2021, the Company billed Infinite Care, LLC $0.1 million in managerial assistance fees. Managerial assistance fees earned during the three months ended March 31, 2021 of $0.1 million are presented net against the aforementioned managerial assistance costs incurred in the consolidated statement of operations. The Company received $0.1 million from Infinite Care, LLC during the three months ended March 31, 2021, and paid $0.5 million (which the Company had previously received from Infinite Care, LLC during the year ended December 31, 2020) to HCAP Advisors during the three months ended March 31, 2021 and $0.1 million was payable to HCAP Advisors as of March 31, 2021. The $0.1 million payable to HCAP Advisors is included in accounts payable and accrued expenses in the consolidated statement of assets and liabilities as of March 31, 2021.

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

Note 8. Commitments and Contingencies

At March 31, 2021, the Company had a total of $1.3 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans for two of the Company’s debt investments. As of December 31, 2020, the Company had a total of $1.8 million in unfunded commitments comprised entirely of unfunded revolving lines of credit and delayed draw term loans for four of the Company’s debt investments. The following table summarizes the Company's unfunded commitments and extended fair value if the unfunded commitments were fully funded as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
	Unfunded commitment	Extended fair value of unfunded commitment if fully funded	Unfunded commitment	Extended fair value of unfunded commitment if fully funded
Coastal Screen and Rail, LLC	$850,000	$850,000	$850,000	$850,000
National Program Management & Project Controls, LLC	—	—	35,600	36,312
Surge Busy Bee Holdings, LLC	450,000	438,196	450,000	432,340
V-Tek, Inc.	—	—	463,903	460,551
Total	$1,300,000	$1,288,196	$1,799,503	$1,779,203

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

The Company and certain of its officer and directors as well as JMP Group have been named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the “Delaware Actions”). In addition, the Company and certain of its officer and directors, among others, have been named as defendants in stockholder actions, filed in the Supreme Court of the State of New York, captioned Greg Ramanauskas v. Harvest Capital Credit Corp, et al., Case No. 651524/2021 (the “New York State Action”) and in the Eastern District of New York, captioned Kyle Kruchok v. Harvest Capital Credit Corp., et al., Case No. 1:21-cv-01573 (the “New York Federal Action”) (collectively with the Delaware Actions, the “Litigations”).

On February 25, 2021, two putative stockholders, each purporting to act on behalf of himself and the Company’s common stockholders, filed substantially identical verified class action complaints in the Court of Chancery in the State of Delaware. The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group and the Company’s Chief Executive Officer concerning the Company’s proposed merger with PTMN and Acquisition Sub. On March 5, 2021, a putative stockholder filed a similar complaint in the Supreme Court of the State of New York, alleging certain breaches of fiduciary duties against individual defendants and aiding and abetting claims against the Company, PTMN, Acquisition Sub, and Sierra Crest. Later, on March 24, 2021, a putative stockholder filed another similar complaint in the Eastern District of New York, alleging violations of Section 14(a) of the Exchange Act against the Company and certain officers and directors, and Section 20(a) of the Exchange Act against individual defendants.

The complaints in the Delaware Actions and the New York State Action generally allege that the defendants breached their fiduciary duties in connection with the proposed merger and caused to be filed with the SEC an allegedly materially incomplete and misleading registration statement on Form N-14 relating to the proposed merger. The complaint in the New York Federal Action generally alleges that the defendants made material false and misleading statements and/or omissions in the registration statement on Form N-14 relating to the proposed merger. The plaintiffs in the Litigations ask the court to enjoin the proposed merger, and award attorneys’ fees and costs, among other relief. Further, the plaintiffs in the Delaware Actions ask the court to direct the defendants to account to plaintiffs and the putative class for all damages suffered as a result of the alleged wrongdoing. The plaintiffs in the New York Federal Action also ask for rescissory damages. The Litigations remain at an early stage.

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

Note 9. Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share

In accordance with the provision of ASC 260, “Earnings per Share,” basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. There were no potentially dilutive common shares outstanding as of March 31, 2021 or March 31, 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for each period:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$4,452,883	$(3,677,294)
Weighted average shares outstanding (basic and diluted)	5,968,296	5,949,548
Net increase (decrease) in net assets resulting from operations per share	$0.75	$(0.62)

Note 10. Income Tax

To receive RIC tax treatment, the Company must, among other things, distribute annually at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. The Company may, in the future, make actual distributions to its stockholders of its net capital gains. The Company can offer no assurance that it will achieve results that will permit the payment of any cash distributions and, if the Company issues senior securities, the Company may be prohibited from making distributions if doing so causes the Company to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of the Company's borrowings. The Company did not incur an excise tax for calendar year 2020.

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

During the three months ended March 31, 2021, the Company recognized a $0.9 million benefit for deferred taxes on unrealized losses on investments. As of March 31, 2021, the Company has a deferred tax liability of $0.3 million. As of December 31, 2020, the Company had a deferred tax liability of $1.2 million.

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$10.42	$11.23
Net investment income (1)	0.02	0.17

	Three Months Ended March 31,
	2021	2020
Net realized gains (losses) on investments (1)	1.08	(0.01)
Net change in unrealized depreciation on investments, net of deferred income taxes (1)	(0.35)	(0.78)
Net decrease in net assets from operations (1)	0.75	(0.62)
Distributions (2)	—	(0.24)
Total distributions	—	(0.24)
Net asset value at end of period	$11.17	$10.37
Net assets at end of period	66,669,404	61,761,890
Shares outstanding at end of period	5,968,296	5,958,479
Weighted average shares outstanding (basic and diluted)	5,968,296	5,949,548
Per share closing price at end of period	$8.65	$4.97
Ratios and Supplemental data:
Total return based on change in NAV (not annualized) (3)	7.20%	(4.35)%
Total investment return (not annualized) (4)	14.42%	(41.3)%
Average Net Assets	$64,442,963	$64,271,686
Ratio of expenses to average net assets (annualized)	12.89%	14.30%
Ratio of net investment income to average net assets (annualized)	0.75%	6.15%
Portfolio Turnover Ratio	—%	1.35%
Asset Coverage Ratio	272%	185%

(1)	Based on weighted average number of common shares outstanding for the period.
(2)	The Company did not make any distributions during the three months ended March 31, 2021. Distributions for the three months ended March 31, 2020 exceeded net investment income in the amount of $439,166. See "Dividends and Distributions" in Note 2.
(3)	This measure of total investment return measures the changes in net asset value over the period indicated, taking into account dividends as reinvested. The return is calculated by taking the difference between the net asset value per share at the end of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company's dividend reinvestment plan) and the net asset value per share at the beginning of the period, and dividing that difference by the net asset value per share at the beginning of the period. This return primarily differs from the total investment return in that it does not take into account changes in the market price of the Company's stock.
(4)	This measure of total investment return measures the changes in market value over the period indicated, taking into account dividends as reinvested. The return is calculated based on an assumed purchase of stock at the market price on the first day of the period (plus assumed reinvestment of dividends and distributions at prices obtained under the Company’s dividend reinvestment plan) and an assumed sale at the market price on the last day of the period. The difference between the sale and purchases is then divided by the purchase prices. The total investment return does not reflect any sales load that may be paid by investors.

Note 12. Significant Subsidiary

The Company has determined that Infinite Care, LLC, an unconsolidated portfolio company of the Company, has met the conditions of a significant subsidiary under Regulation S-X Rule 10-01(b)(1) for the three months ended March 31, 2021. The financial information presented below includes a summarized income statement for Infinite Care, LLC, for each of the three months ended March 31, 2021 and March 31, 2020.

Income Statement - Infinite Care, LLC	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net sales	$3,815,317	$4,284,953
Cost of services	2,813,272	3,358,572
Gross profit	1,002,045	926,381
Operating expenses	1,324,029	998,939
Loss from operations	(321,984)	(72,558)
Other income (expenses), net	1,339,413	(247,345)
Net income (loss)	$1,017,429	$(319,903)

Note 13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated interim financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021, except as discussed below.

As of May 7, 2021, the Company had no indebtedness outstanding under its Credit Facility.

On April 5, 2021, the Company sold its membership interests in Infinite Care, LLC and received a final payment to satisfy the amounts outstanding under its senior secured term loan and revolving line of credit provided to Infinite Care, LLC. The Company received $7.6 million in gross proceeds at the closing of the transaction. An additional $2.2 million of proceeds is scheduled to be released to the Company at various dates during the two-year period following the closing date of the transaction once certain conditions are met.

On April 30, 2021, the Company received $2.5 million from Water-Land Manufacturing & Supply, LLC, representing a full payoff at par of the Company's junior secured term loan. The Company also received a $25,000 prepayment fee upon the payoff.

On May 3, 2021, the Company received $4.4 million from Safety Services Acquisition Corp., representing a full payoff at par of the Company's senior secured term loan. The Company retained its Series A preferred stock investment in Safety Services Acquisition Corp.

Schedule 12-14

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates (Unaudited)
Three Months Ended March 31, 2021

Portfolio Company	Type of Investment (4) (5) (10) (17) (18)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2020 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2021 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$—	$—	$—	$300,000	$—	$—	$300,000

Infinite Care, LLC	Senior Secured Term Loan, due 01/2022 (8.00%; 4.00% cash + 4.00% PIK)	(8) (13)	—	(248,867)	101,203	5,043,356	50,602	(248,867)	4,845,091

	Senior Secured Revolving Line of Credit, due 01/2022 (8.00%; 4.00% cash + 4.00% PIK)	(8)	—	—	95,867	4,777,403	47,933	—	4,825,336

	Membership Interest (100% membership interests)	(7) (8)	—	(794,584)	—	794,584	—	(794,584)	—

Total More Than 25% Owned Portfolio Companies			$—	$(1,043,451)	$197,070	$10,915,343	$98,535	$(1,043,451)	$9,970,427

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$—	$370,479	$—	$158,346	$370,479	$—	$528,825

Kleen-Tech Acquisition, LLC	Common Equity Units (6.89% fully diluted common equity)	(7) (15)	—	1,009,913	—	325,000	1,009,913	—	1,334,913

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023	(15) (19)	—	(167,216)	255,674	5,536,147	—	(5,536,147)	—

	Senior Secured Delayed Draw Term Loan, due 06/2023	(6) (19)	—	(1,524)	2,291	64,456	—	(64,456)	—

	Class A Membership Interest (5.10% fully diluted common equity)	(19)	6,445,524	(6,445,524)	—	9,236,766	6,445,524	(15,682,290)	—

Portfolio Company	Type of Investment (4) (5) (10) (17) (18)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2020 Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2021 Value
Northeast Metal Works LLC	Senior Secured Term Loan, due 12/2021 (10.00%; 6.00% Cash + 4.00% PIK)	(14)	—	712,180	344,612	10,813,299	850,649	—	11,663,948

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Common Equity Units (11.33% preferred equity / 7.14% fully diluted common equity)	(7) (16)	—	138,866	—	281,648	138,866	—	420,514

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50% with a 2.00% LIBOR floor)	(15)	—	457,573	198,929	4,746,273	472,227	—	5,218,500

	Common Equity Interest (10.69% fully diluted common equity)	(7)	—	439,242	—	6,205	439,242	—	445,447

	Common Equity Warrants (6.38% fully diluted common equity)	(7)	—	194,785	—	3,993	194,785	—	198,778

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (8.25%; 3M LIBOR + 8.00%)	(12)	—	71,055	88,235	2,866,296	71,055	(326,351)	2,611,000

	Senior Secured Revolving Line of Credit, due 12/2021 (6.75%; 3M LIBOR + 6.50%)	(6)	—	(9,500)	25,922	1,525,000	—	(9,500)	1,515,500

	Common Stock (8.98% fully diluted common equity)	(7)	—	153,500	—	—	153,500	—	153,500

Total 5% And Greater Owned, But Not Greater Than 25% Owned Portfolio Companies			$6,445,524	$(3,076,171)	$915,663	$35,563,429	$10,146,240	$(21,618,744)	$24,090,925

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increases in the total cost basis of investments resulting from a new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR in effect on the date presented or, if higher, the applicable LIBOR floor.
(6)	Line of credit has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded as of March 31, 2021.
(7)	This investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)	ICC was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

During the three months ended March 31, 2021, the Company received $0.1 million from Infinite Care, LLC, representing payment for managerial assistance fees and reimbursed $0.5 million to HCAP Advisors during the three months ended March 31, 2021 to reimburse them for the cost of providing such services. Since the Company was determined to be the agent of the transaction under ASC 606 Revenue From Contracts With Customers, the Company has presented the revenue and corresponding expense on a net basis on its Statement of Operations.
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

(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 1.0% of the Company's total assets as of March 31, 2021.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Services: Business
(16)	Industry: Telecommunications
(17)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(18)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(19)	The Company exited this investment in 2021.

As of March 31, 2021, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$31,340,926	$30,679,375	39.8%	46.0%
Equity	9,313,812	3,381,977	4.4%	5.1%
Total	$40,654,738	$34,061,352	44.2%	51.1%

The rate types of affiliate debt investments at fair value as of March 31, 2021 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$21,688,838	$21,334,375	27.7%	32.0%
Floating Rate	9,652,088	9,345,000	12.1%	14.0%
Total	$31,340,926	$30,679,375	39.8%	46.0%

The industry composition of affiliate investments at fair value as of March 31, 2021 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$828,825	1.1%	1.3%
Capital Equipment	4,602,884	4,280,000	5.6%	6.4%
Healthcare & Pharmaceuticals	13,778,735	9,670,427	12.5%	14.5%
Metals & Mining	15,374,623	11,663,948	15.1%	17.5%
Services: Business	6,151,204	7,197,638	9.3%	10.8%
Telecommunications	288,946	420,514	0.6%	0.6%
Total	$40,654,738	$34,061,352	44.2%	51.1%

The geographic concentrations of affiliate investments at fair value as of March 31, 2021 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Northeast	$21,275,827	$17,526,673	22.7%	26.3%
West	18,631,619	15,285,340	19.8%	22.9%
South	747,292	1,249,339	1.7%	1.9%
Total	$40,654,738	$34,061,352	44.2%	51.1%

See accompanying notes to unaudited consolidated financial statements.

Harvest Capital Credit Corporation
Consolidated Schedule of Investments in and Advances to Affiliates
Year Ended December 31, 2020

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
More than 25% Owned
Flight Lease VII, LLC	Common Equity Interest (46.14% fully diluted common equity)	(9) (11)	$(112,500)	$—	$—	$412,500	$—	$(112,500)	$300,000

Infinite Care, LLC	Senior Secured Term Loan, due 01/2022 (8.0% with a borrower PIK Option)	(8) (13)	—	1,323,239	101,304	3,783,600	1,373,891	(114,135)	5,043,356

	Senior Secured Revolving Line of Credit, due 01/2022 (8.0% with a borrower PIK option)	(8)	—	370,921	95,962	4,208,500	568,903	—	4,777,403

	Membership Interest (100% membership interests)	(7) (8)	—	794,584	—	—	794,584	—	794,584

Total More Than 25% Owned Portfolio Companies			$(112,500)	$2,488,744	$197,266	$8,404,600	$2,737,378	$(226,635)	$10,915,343

5% and Greater Owned, But Not Greater Than 25%
Flight Lease XII, LLC	Common Equity Interest (19.23% fully diluted common equity)	(7) (11)	$(231,411)	$43,776	$—	$345,980	$43,777	$(231,411)	$158,346

Kleen-Tech Acquisition, LLC	Senior Secured Term Loan, due 05/2024	(16) (20)	—	31,290	1,147,961	6,819,708	524,499	(7,344,207)	—

	Senior Secured Revolving Line of Credit, due 05/2022	(20)	—	—	—	—	—	—	—

	Common Equity Units (6.89% fully diluted common equity)	(7)	—	50,864	—	274,136	50,864	—	325,000

	Common Equity Warrants	(20)	440,117	(88,135)	—	275,104	440,118	(715,222)	—

National Program Management & Project Controls, LLC	Senior Secured Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(16)	—	87,965	569,833	5,566,763	20,588	(51,204)	5,536,147

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)		Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
	Senior Secured Delayed Draw Term Loan, due 06/2023 (9.75%; 1M LIBOR + 8.25% with a 1.50% LIBOR floor)	(6)	—	1,537	4,288	—	65,664	(1,208)	64,456

	Class A Membership Interest (5.10% fully diluted common equity)	(7)	—	4,437,435	—	4,799,331	4,437,435	—	9,236,766

Northeast Metal Works, LLC	Senior Secured Term Loan, due 12/2021 (10.00%; 5.00% Cash + 5.00% PIK)	(14)	—	(1,388,855)	1,532,261	11,596,969	605,185	(1,388,855)	10,813,299

	Preferred Equity Interest (22.79% fully diluted common equity; 12.0% cumulative preferred return)	(7)	—	—	—	—	—	—	—

Slappey Communications, LLC	Senior Secured Term Loan, due 05/2024	(17) (20)	—	(110,182)	1,009,646	6,828,238	1,265,382	(8,093,620)	—

	Senior Secured Revolving Line of Credit, due 05/2023	(20)	—	—	313	—	100,000	(100,000)	—

	Common Equity Units (11.33% preferred equity / 7.05% fully diluted common equity	(7)	—	(34,333)	—	227,035	88,946	(34,333)	281,648

Surge Hippodrome Holdings LLC	Senior Secured Term Loan (Last Out), due 08/2024 (13.50%; 3M LIBOR + 11.50%)	(16)	—	(438,277)	802,641	5,131,294	53,256	(438,277)	4,746,273

	Common Equity Interest (10.69% fully diluted common equity)	(7)	—	(458,216)	—	360,000	104,421	(458,216)	6,205

	Common Equity Warrants (6.38% fully diluted common equity)	(7)	—	(233,586)	—	237,579	—	(233,586)	3,993

V-Tek, Inc.	Senior Secured Term Loan, due 03/2022 (6.0%)	(12)	—	(360,981)	339,375	3,175,500	51,777	(360,981)	2,866,296

	Senior Secured Revolving Line of Credit, due 03/2021 (6.75%; 3M LIBOR + 6.50%)	(6)	—	(11,097)	114,386	1,536,097	—	(11,097)	1,525,000

	Common Stock (8.98% fully diluted common equity)	(7)	—	(257,500)	—	257,500	—	(257,500)	—

Portfolio Company	Type of Investment (4) (5) (11) (19) (20)	Net Realized Loss	Net Change in Unrealized Appreciation (Depreciation)	Amount of Dividends or Interest Credited to Income (1)	December 31, 2019 Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Value
Total 5% and Greater Owned, But Not Greater Than 25% Owned Portfolio Companies		$208,706	$1,271,705	$5,520,704	$47,431,234	$7,851,912	$(19,719,717)	$35,563,429

(1)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in Affiliate categories.
(2)	Gross additions include increase in the cost basis of investments resulting from new portfolio investment and accrued PIK interest.
(3)	Gross reductions include decreases in the total cost basis of investments resulting from principal or PIK repayments or sales.
(4)	Debt investments are income-producing investments unless an investment is on non-accrual. Common equity, preferred equity, residual values and warrants are non-income-producing.
(5)	For each loan, the Company has provided the interest rate in effect on the date presented, as well as the contractual components of that interest rate. In the case of the Company's variable or floating rate loans, the interest rate in effect takes into account the applicable LIBOR rate in effect on December 31, 2020 or, if higher, the applicable LIBOR floor.
(6)	Line of credit has an unfunded commitments in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 in the Notes to Consolidated Financial Statements for further discussion on portion of commitment unfunded at December 31, 2020.
(7)	The investment is owned by HCAP Equity Holdings, LLC, one of the Company's taxable blocker subsidiaries.
(8)
ICC was previously in default under the terms of its credit agreement and was on non-accrual status through September 30, 2020. During the fourth quarter of 2020, due to operational improvements, ICC began to service its current debt obligations to the Company. In October 2017, the Company exercised its rights under a stock pledge of ICC. The Company formed a wholly owned subsidiary, HCAP ICC, LLC, to exercise its proxy right under the pledge agreement and take control of ICC’s board of directors. In January 2018, the Company took control of ICC's equity after accelerating the debt and auctioning ICC’s equity in a public sale. The Company bid a portion of its outstanding debt to gain control of ICC in connection with the public sale process. Upon the completion of the sale process in January 2018, the Company converted $2.0 million of its debt investment in ICC into shares of ICC’s membership interests.

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

(9)	This is an equity investment that receives a cash flow stream based on lease payments received by Flight Lease VII, LLC. Flight Lease VII, LLC owns an aircraft that was leased to one lessee. The lessee had been in arrears on its lease payments and in June of 2018, Flight Lease VII, LLC terminated the lease. As a result of the cessation of cash flows, future payments on this equity investment will resume only if Flight Lease VII, LLC is successful in obtaining a new lessee or sells the aircraft.
(10)	The Company's non-qualifying assets, on a fair value basis, total approximately 0.8% of the Company's total assets as of December 31, 2020.
(11)	Industry: Aerospace & Defense
(12)	Industry: Capital Equipment
(13)	Industry: Healthcare & Pharmaceuticals
(14)	Industry: Metals & Mining
(15)	Industry: Construction & Building
(16)	Industry: Services: Business
(17)	Industry: Telecommunications
(18)	All of the Company's portfolio investments are generally subject to restrictions on resale as "restricted securities," unless otherwise noted.
(19)	The Company's Credit Facility is secured by all of the Company's assets. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.
(20)	The Company exited this investment in 2020.

As of December 31, 2020, affiliate investments consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Senior Secured Debt	$36,847,482	$35,372,230	39.5%	56.9%
Equity	12,105,053	11,106,541	12.4%	17.8%
Total	$48,952,535	$46,478,771	51.9%	74.7%

The rate type of affiliate debt investments at fair value as of December 31, 2020 was as follows:

Type	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Fixed Rate	$24,694,971	$23,500,354	16.2%	37.8%
Floating Rate	12,152,511	11,871,876	13.3%	19.1%
Total	$36,847,482	$35,372,230	29.5%	56.9%

The industry composition of affiliate investments at fair value as of December 31, 2020 consisted of the following:

Industry	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
Aerospace & Defense	$458,346	$458,346	0.5%	0.7%
Capital Equipment	4,929,235	4,391,296	4.9%	7.0%
Construction & Building	8,223,105	14,837,368	16.6%	23.8%
Healthcare & Pharmaceuticals	13,680,200	10,615,343	11.8%	17.1%
Metals & Mining	15,236,153	10,813,299	12.1%	17.4%
Services: Business	6,136,550	5,081,471	5.7%	8.2%
Telecommunications	288,946	281,648	0.3%	0.5%
Total	$48,952,535	$46,478,771	51.9%	74.7%

The geographic concentrations of affiliate investments at fair value as of December 31, 2020 consisted of the following:

United States Region	Amortized Cost	Fair Value	% of Fair Value	% of Net Assets
West	$27,082,540	$30,169,007	33.7%	48.5%
Northeast	21,122,703	15,569,770	17.4%	25.0%
South	747,292	739,994	0.8%	1.2%
Total	$48,952,535	$46,478,771	51.9%	74.7%

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

Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements, and future results could differ materially from historical performance, for any reason, including any risk factors discussed herein, and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to:

•our future operating results, including the performance of our existing investments;

•the introduction, withdrawal, success and timing of business initiatives and strategies;

•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic;

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

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or SEC rules or regulations. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining the requisite approval of our stockholders. For further information, see “Note 1. Organization—The Proposed Merger with Portman Ridge Finance Corporation” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Neither our management nor our board of directors can predict the full impact of the COVID-19 pandemic, including its duration and the magnitude of its economic impact, and we cannot predict the extent and duration of various travel restrictions, business closures and other quarantine measures imposed, or that may in the future be imposed, by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to accurately predict the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

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

The COVID-19 pandemic and its effects on our portfolio companies have already had adverse material effects on our investment income, particularly our interest income, received from our investments, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. During the year ended December 31, 2020, we added three portfolio companies, ProAir Holdings Corporation, GK Holdings, Inc., and General Nutrition Centers, Inc. ("GNC"), to our non-accrual assets. GNC was subsequently removed from our non-accrual assets after it was restructured. We may need to restructure our investments in some of our portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could result in reduced interest payments, an increase in the amount of “paid-in-kind” or “PIK” interest we receive, and the placement of any such investment on non-accrual status. Certain restructurings of our portfolio investments included in the borrowing base for our Credit Facility or any future credit facility could result in a reduction in any such borrowing base, which may have a material adverse effect on our results of operations, financial condition and available liquidity going forward. As of March 31, 2021, we had two portfolio companies, with a combined fair value of $6.2 million, on non-accrual status. The effects of the COVID-19 pandemic discussed above increase the risk that we will place additional portfolio investments on non-accrual status in the future.

In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing borrowings, including existing borrowings and required amortization payments under the Credit Facility and existing borrowings under the 2022 Notes, and any distribution payments to stockholders. Our board of directors previously took action to defer the record dates and payments of our March 2020 and April 2020 monthly dividends and determined to suspend the declaration of any future dividends until further notice. We ultimately paid the previously declared but deferred March 2020 and April 2020 monthly dividends in a single distribution of $0.16 per share on December 29, 2020 to shareholders of record at the close of business on December 15, 2020. Depending on contractual restrictions under our borrowing arrangements, the duration of the COVID-19 pandemic and the extent of its effects on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder's election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

As of March 31, 2021, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the Credit Facility contains events of default and cross-default provisions relating to other indebtedness, as well as affirmative and negative covenants, including, among other things: (i) a limit on our senior debt-to-tangible equity ratio of 1.00 to 1.00 at any time; (ii) a limit on our total debt-to-tangible equity ratio of 1.40 to 1.00 at any time; (iii) a limit on our debt service coverage ratio of 1.25 to 1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40 to 1.00 as of the end of any quarter prior to August 1, 2020); (iv) a requirement that our tangible net worth not be less than $58.0 million; (v) minimum liquidity; and (vi) maintenance of RIC and BDC status. The 2022 Notes Indenture also contains certain covenants, including covenants (i) prohibiting our issuance of any senior securities unless, immediately after such issuance, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC), and, (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC).

As of March 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act and with the covenants under the terms of the Credit Facility and under the 2022 Notes Indenture. However, any increase in net unrealized depreciation on our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of (i) triggering the 1940 Act asset coverage covenants under the 2022 Notes Indenture, which would limit our ability to raise debt capital, pay distributions to our stockholders, and repurchase shares of our common stock, (ii) reducing our borrowing base under the Credit Facility or any future credit facility going forward, and (iii) breaching certain covenants under the Credit Facility, including but not limited to those relating to tangible net worth and debt service coverage ratio. In the event that unrealized depreciation in the fair value of portfolio investments included in the borrowing base of the Credit Facility or any future credit facility or other factors cause our aggregate outstanding borrowings under the Credit Facility or such other credit facility to exceed the applicable borrowing base, we would be required to immediately prepay the lenders an amount equal to such excess amount. If we are unable to remit such payment or we otherwise breach a covenant under the Credit Facility, or are unable to cure any event of default or obtain a waiver from the lenders, the lenders may choose to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests, which comprises all of our assets as of March 31, 2021, and accelerate our repayment obligations under the Credit Facility. Any such event would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the Credit Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Credit Facility. See "Risk Factors" included in Part I, Item 1A in our most recent Annual Report on Form 10-K and the other risk factors contained in our subsequent filings with the SEC.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, 47.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), which generally are LIBOR-based. In addition, the Credit Facility has floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it could have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies.

Portfolio

Portfolio Composition

As of March 31, 2021, we had $77.1 million (at fair value) invested in 20 portfolio companies. As of March 31, 2021, our portfolio, at fair value, was comprised of approximately 76.4% senior secured debt, 13.0% junior secured debt and 10.6% equity and equity-like investments.

As of December 31, 2020, we had $89.6 million (at fair value) invested in 21 portfolio companies. As of December 31, 2020, our portfolio, at fair value, was comprised of approximately 71.1% senior secured debt, 10.5% junior secured debt and 18.4% equity and equity-like investments.

We originate and invest primarily in privately-held middle-market companies (typically those with less than $15.0 million of annual EBITDA) through first lien and second lien debt, sometimes with a corresponding equity investment component. The composition of our investments as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Senior Secured Debt	$59,432,377	$58,891,399	$66,041,926	$64,629,875
Junior Secured Debt	14,359,842	10,052,161	14,329,126	9,417,801
Equity	10,872,048	8,193,990	13,663,289	15,506,897
Total Investments	$84,664,267	$77,137,550	$94,034,341	$89,554,573

At March 31, 2021, our average portfolio company debt investment at amortized cost and fair value was approximately $4.3 million and $4.1 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.9 million and $11.7 million, respectively. At December 31, 2020, our average portfolio company debt investment at amortized cost and fair value was approximately $4.2 million and $3.9 million, respectively, and our largest portfolio company debt investment by amortized cost and fair value was approximately $13.7 million and $10.8 million, respectively.

At March 31, 2021, 47.0% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 53.0% of our debt investments bore interest at fixed rates. At December 31, 2020, 48.4% of our debt investments bore interest based on floating rates (some of which were subject to interest rate floors), such as LIBOR, and 51.6% bore interest at fixed rates.

The weighted average effective yield of our debt and other income-producing investments, as of March 31, 2021 and December 31, 2020, was 12.3% and 11.9%, respectively. The weighted average effective yield on the entire portfolio, as of March 31, 2021 and December 31, 2020, was 10.0% and 9.1%, respectively.

The weighted average annualized effective yield on debt and other income-producing investments is computed using the effective interest rates for our debt and other income-producing investments, including cash and PIK interest as well as the accretion of deferred fees. The individual investment yields are then weighted by the respective fair values of the investments (as of the date presented) in calculating the weighted average effective yield as a percentage of our debt and other income-producing investments. ProAir Holdings Corporation and GK Holdings, Inc were excluded from the calculation as of March 31, 2021 and December 31, 2020 because they were on non-accrual status as of those dates. Equity components of the investment portfolio were also excluded from these calculations either because they do not have stated interest rates or are non-income-producing. The weighted average annualized yield on total investments takes the same yields but weights them to determine the weighted average effective yield as a percentage of our total investments. The dollar-weighted average annualized yield on the Company’s investments for a given period will generally be higher than what investors in our common stock would realize in a return over the same period because the dollar-weighted average annualized yield does not reflect our expenses or any sales load that may be paid by investors.

For investments that have a PIK interest component, PIK interest is accrued each period but generally not collected until the debt investment is sold or paid off. A roll forward of PIK interest for each of the three months ended March 31, 2021 and March 31, 2020 is summarized in the table below.

	Three Months Ended March 31,
	2021	2020
PIK, beginning of period	$4,046,725	$3,855,222
Accrual	367,253	264,962
Payments	(85,470)	(17,958)
Write-off	—	—
PIK, end of period	$4,328,508	$4,102,226

Investment Activity

During the three months ended March 31, 2021, we did not make any new debt investment commitments or equity investments. During the three months ended March 31, 2020, we closed $1.3 million of debt investment commitments and $0.2 million of equity investments in three existing portfolio companies. See "COVID-19 Update" above.

During the three months ended March 31, 2021, we exited $5.5 million of debt investment commitments and $2.8 million of equity investments in one portfolio company. During the three months ended March 31, 2020, we exited $2.2 million of debt investment commitments and $0.1 million in equity investments in one portfolio company.

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

      The following table shows the investment rankings of our debt investments at fair value (in millions):

	As of March 31, 2021			As of December 31, 2020
Investment Rating	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies	Fair Value (in millions)	% of Debt Portfolio	Number of Portfolio Companies
1	$16.9	24.5%	3	$16.0	21.9%	3
2	13.5	19.6%	3	20.1	27.5%	4
3	12.9	18.8%	3	13.0	17.8%	3
4	25.6	37.1%	4	24.0	32.8%	4
5	—	—%	—	—	—%	—
	$68.9	100.0%	13	$73.1	100.0%	14

Loans and Debt Securities on Non-Accrual Status

We do not accrue interest income on loans and debt securities if we doubt our ability to collect such interest. Generally, when an interest payment default occurs on a loan in the portfolio, when interest has not been paid for greater than 90 days, or when management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease accruing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed collectible. However, collections actually received on non-accrual loans may be recognized as interest income on a cash basis or applied to principal depending on management's judgment regarding collectability. As of March 31, 2021, we had investments in two portfolio companies on non-accrual status (our junior secured debt investment in ProAir Holdings Corporation and our junior secured debt investment in GK Holdings, Inc.), which totaled $6.2 million at fair value and $10.4 million at cost and comprised an aggregate of 14.1% of our debt investments at cost. As of December 31, 2020, we had investments in two portfolio companies on non-accrual status (our junior secured debt investment in ProAir Holdings Corporation and our junior secured debt investment in GK Holdings, Inc.), which totaled $5.6 million at fair value and $10.4 million at cost and comprised an aggregate of 12.9% of our debt investments at cost. The failure by a borrower or borrowers to pay interest and repay principal could have a material adverse effect on our financial condition and results of operation.

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

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains on equity investments we make in portfolio companies. Our debt investments typically have terms of five to seven years and bear interest at a fixed or floating rate. Interest on our debt investments is payable at least quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments may pay interest in kind, or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and to decrease as the size of our portfolio decreases. In addition, we may generate revenue in the form of prepayment, commitment, loan origination, structuring or due diligence fees and consulting fees, which may be non-recurring in nature.

Investment income for the three months ended March 31, 2021 totaled $2.2 million, compared to investment income of $3.3 million for the three months ended March 31, 2020. Investment income for the three months ended March 31, 2021 was comprised primarily of $1.5 million in cash interest, $0.3 million in PIK interest, $0.2 million in fees earned on the investment portfolio, and $0.1 million of other income (which was primarily a prepayment fee earned upon the full payoff of National Program Management & Project Controls, LLC). Investment income for the three months ended March 31, 2020 was comprised primarily of $2.9 million in cash interest, $0.3 million in PIK interest, and $0.2 million in fees earned on the investment portfolio.

The decrease in investment income in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily attributable to a reduction in the size of our income-earning portfolio and a lower weighted-average effective yield on our income-earning portfolio.

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

Operating expenses totaled $2.1 million for the three months ended March 31, 2021, compared to $2.3 million for the three months ended March 31, 2020. Interest expense decreased by $0.3 million to $0.7 million due to a lower average outstanding debt balance, slightly offset by a higher weighted-average interest rate on borrowings under our Credit Facility during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Professional fees increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to professional fees incurred in connection with the pending transaction with PTMN. General and administrative expenses remained relatively flat at $0.2 million for both the three months ended March 31, 2021 and March 31, 2020. We incurred $0.3 million, or $0.04 per share, in professional fees in connection with the pending merger with PTMN during the three months ended March 31, 2021 and we expect to incur an additional $1.5 million, or $0.24 per share, in professional fees during the second quarter of 2021 in connection with the pending transaction with PTMN.

Base management fees for the three months ended March 31, 2021 were $0.4 million, compared to $0.6 million for the three months ended March 31, 2020. The decrease in base management fees is attributable to a lower average amount of gross investments, at fair value, outstanding during the 2021 period, as compared to the 2020 period.

We did not incur any incentive fees for either of the three months ended March 31, 2021 or 2020 because our pre-incentive fee net investment income did not exceed the hurdle rate for the relevant periods. We only incur an income incentive fee if our pre-incentive fee net investment income return exceeds a 2.0% quarterly (8.0% annualized) hurdle rate. Our pre-incentive fee net investment income return failed to meet this hurdle rate with respect to each of the relevant periods in the three months ended March 31, 2021 and 2020. In addition, the incentive fees paid or owed to HCAP Advisors are subject to a three-year total return requirement, such that no incentive fee, in respect of pre-incentive fee net investment income, will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the calendar quarter for which such fees are being calculated and the 11 preceding quarters exceeds the cumulative incentive fees paid or accrued over the 11 preceding quarters.

Administrative services expense was $0.4 million for each of the three months ended March 31, 2021 and March 31, 2020.

Net Investment Income

For the three months ended March 31, 2021, net investment income was $0.1 million, compared to $1.0 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, net investment income per share was $0.02 compared to $0.17 for the three months ended March 31, 2020.

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

We recognized $6.4 million in realized gains on our investments for the three months ended March 31, 2021, compared to $86,427 of net realized losses on our investments in the three months ended March 31, 2020.

A summary of net realized gains and losses for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Flight Lease VII, LLC (Common Equity Interest)	$—	$—
Flight Lease XII, LLC (Common Equity Interest)	—	—
Fox Rent A Car, Inc. (Common Equity Warrants)	—	15,994
National Program Management & Project Controls, LLC (Class A Membership Interest)	6,445,524	—
Regional Engine Leasing, LLC (Residual Value)	—	(102,421)
Net realized gains (losses)	$6,445,524	$(86,427)

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $3.0 million and $4.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in net unrealized depreciation between periods is primarily due to an improvement in general economic conditions as well as improvement in the operations and liquidity of certain portfolio companies. Excluding the change in unrealized depreciation recorded due to the exit of our investment in National Program Management & Project Controls, LLC, we recorded $3.6 million in net change in unrealized appreciation on our existing portfolio during the three months ended March 31, 2021.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of $4.5 million for the three months ended March 31, 2021, compared to a $3.7 million net decrease in net assets resulting from operations for the three months ended March 31, 2020. The change between periods is attributable to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facility, subject to the restrictions therein, proceeds received from the offerings of our securities, such as the 2022 Notes in August 2017, cash flows from operations, including investment sales and repayments, and cash income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of distributions to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from public and private offerings of securities to finance our investment activities. To the extent the proposed Mergers do not close, we may amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date.

We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Update" above.

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $15.0 million for the three months ended March 31, 2021 and used cash of $0.1 million for the three months ended March 31, 2020, primarily in connection with investment exits, fundings of new investments, interest income received, and proceeds from principal payments.

Our financing activities used cash of $25.6 million for the three months ended March 31, 2021 and used cash of $1.0 million for the three months ended March 31, 2020. Our financing activity proceeds and uses for both periods were primarily in connection with net activity under our Credit Facility and, for the 2020 period, with distributions paid to stockholders.

Although we have no current plans to raise capital, we may need to raise capital in the future and cannot assure you that we will be successful if we need to do so. In this regard, for so long as our common stock trades at a price below our net asset value per share, we will likely be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith. For all of 2021 and 2020, our common stock traded at a discount to our then-current net asset value. If our common stock continues to trade at a discount to net asset value, we will be limited in our ability to raise equity capital unless we obtain the approval described above, which we have not previously requested from stockholders.

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

As of March 31, 2021, our aggregate indebtedness, including outstanding borrowings under our Credit Facility and the aggregate principal amount outstanding on our 2022 Notes, was $38.8 million, and our asset coverage, as defined in the 1940 Act, was 272%. The amount of leverage that we employ as a BDC will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

As of March 31, 2021 and December 31, 2020, we had cash and restricted cash of $28.8 million and $39.4 million, respectively.

Credit Facility

On October 29, 2013, we entered into the Loan and Security Agreement to provide us with our $45.0 million Credit Facility. The Credit Facility is secured by all of our assets, including our equity interest in HCAP Equity Holdings, LLC and HCAP ICC, LLC.

As of March 31, 2021, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law. During the revolving period, availability under the Credit Facility is determined by advance rates against eligible loans in the borrowing base up to a maximum aggregate availability of $44.3 million. Advance rates against individual investments range from 40% to 65% depending on the seniority of the investment in the borrowing base.

In addition, as of March 31, 2021, the Credit Facility included the following terms, among other things: (i) a revolving period scheduled to expire on June 30, 2021, until which date we may receive additional advances at the discretion of the lenders; (ii) provides for a senior leverage ratio (the ratio of total borrowed money other than subordinated debt and unsecured longer-term indebtedness to equity) of 1-to-1; (iii) provides for a total leverage ratio (the ratio of total debt to equity) of 1.4-to-1 and a limit on our debt service coverage ratio of 1.25-to-1.00 as of the end of any quarter in the period beginning as of August 1, 2020 (which ratio was 1.40-to-1.00 as of the end of any quarter prior to August 1, 2020); (iv) additional advances requested under the Credit Facility will be made only at the discretion of the lenders; (v) aggregate commitments under the Loan and Security Agreement are $45.0 million; (vi) a tangible net worth covenant that reflects a minimum amount equal to $58.0 million; (vii) an effective limitation on the aggregate value of eligible loans in the borrowing base to maximum of approximately $44.3 million; (viii) requires us to pay a monthly fee of 0.50% per annum for unused amounts during the revolving period, calculated based on the difference between (a) the maximum loan amount under the Loan and Security Agreement and (b) the average daily principal balance of the obligations outstanding during the prior calendar month; (ix) prohibits us from repurchasing shares of our common stock and declaring and paying any distribution or dividend until the termination of the Loan and Security Agreement, except, in the case of distributions and dividends, to the extent necessary for us to maintain our eligibility to qualify as a RIC under Subchapter M of the Code; (x) includes a minimum liquidity covenant threshold of least $2.2 million through termination of the Loan and Security Agreement; and (xi) permits the use of an Alternative Rate (as defined in the Loan and Security Agreement) in place of LIBOR if certain conditions are satisfied.

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
As of March 31, 2021 and December 31, 2020, the outstanding balance on the Credit Facility was $10.0 million and $35.6 million, respectively.

2022 Notes

On August 24, 2017, we closed the public offering of $25.0 million in aggregate principal amount of 2022 Notes. On September 1, 2017, we closed on an additional $3.75 million in aggregate principal amount of 2022 Notes to cover the over-allotment option exercised by the underwriters. In total, we issued 1,150,000 of the 2022 Notes at a price of $25.00 per Note. The total net proceeds from the issuance of the 2022 Notes, after deducting underwriting discounts of $0.9 million and offering expenses of $0.2 million, were $27.7 million. As of March 31, 2021, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.4 million. As of December 31, 2020, the outstanding principal balance of the 2022 Notes was $28.8 million and the debt issuance costs balance was $0.4 million.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021, our only off-balance sheet arrangements consisted of $1.3 million of unfunded revolving lines of credit and delayed draw term loans to two of our portfolio companies. As of December 31, 2020, our only off-balance sheet arrangements consisted of $1.8 million of unfunded revolving lines of credit and delayed draw term loans to four of our portfolio companies.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our consolidated financial statements are based are reasonable at the time made and based upon information available to use at that time. We rely upon a thorough valuation process, which includes, for certain portfolio investments, the input of an external independent third-party valuation firm to arrive at what we believe to be reasonable estimates of fair value, whenever available. As of March 31, 2021, our investment portfolio had a fair value of $77.1 million and we recognized $3.0 million of net unrealized depreciation for the three months ended March 31, 2021. For more information on our fair value measurements, see Note 6 of the notes to our Consolidated Financial Statements. For a review of our significant accounting policies and the recent accounting pronouncements that may impact our results of operations, see Note 2 of the notes to our Consolidated Financial Statements.

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

In this regard, on March 12, 2020, we announced monthly distributions of $0.08 per share payable on each of April 30, 2020 (the "March 2020 Dividend") and May 28, 2020 (the "April 2020 Dividend") to record holders as of April 23, 2020 and May 21, 2020, respectively. However, our board of directors resolved to defer the record date and payment of each of the March 2020 Dividend and the April 2020 Dividend and determined to suspend the declaration of any future dividends until such later time as our board of directors determines is prudent in light of our capital needs and contractual obligations, and in our stockholders' best interests. We ultimately paid the previously declared but deferred March 2020 Dividend and April 2020 Dividend in a single distribution of $0.16 per share on December 29, 2020 to shareholders of record at the close of business on December 15, 2020, but did not declare or pay any other monthly dividends in 2020 after the declaration and payment of the March 2020 Dividend and the April 2020 Dividend. and have not declared any dividends to date in 2021.

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

Recent Developments

As of May 7, 2021, we had no indebtedness outstanding under our Credit Facility.

On April 5, 2021, we sold our membership interests in Infinite Care, LLC and received a final payment to satisfy the amounts outstanding under our senior secured term loan and revolving line of credit provided to Infinite Care, LLC. We received $7.6 million in gross proceeds at the closing of the transaction. An additional $2.2 million of proceeds is scheduled to be released to us at various dates during the two-year period following the closing date of the transaction once certain conditions are met.

On April 30, 2021, we received $2.5 million from Water-Land Manufacturing & Supply, LLC, representing a full payoff at par of our junior secured term loan. We also received a $25,000 prepayment fee upon the payoff.

On May 3, 2021, we received $4.4 million from Safety Services Acquisition Corp., representing a full payoff at par of our senior secured term loan. We retained our Series A preferred stock investment in Safety Services Acquisition Corp.

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

We are also subject to interest rate risks. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest earning assets and our interest expense in connection with our interest bearing debt and liabilities. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of March 31, 2021, twelve of our loans, or 47.0% of the fair value of our debt investment portfolio, carried interest at floating rates. In addition, as of March 31, 2021, advances under the Credit Facility bear interest at a rate per annum equal to the lesser of (i) the applicable LIBOR plus 4.50% (with a 1.00% LIBOR floor) and (ii) the maximum rate permitted under applicable law.

Assuming that the Statement of Assets and Liabilities as of March 31, 2021 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical 100 basis points increase in LIBOR would increase our net investment income by a maximum of $0.3 million. Similarly, a hypothetical 100 basis points decrease in LIBOR would decrease our net income by an immaterial amount. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

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

In July 2017, the U.K. Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. In late 2020, the ICE Benchmark Administration Limited, or the "IBA," the administrator of LIBOR, announced that it would consider extending the LIBOR transition deadline to the end of June 2023. See "Risk Factors—Risks Relating to Our Business and Structure—Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio and adversely affect our debt financing, which could have an adverse effect on our business, financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The expected discontinuation of LIBOR could have a significant impact on our business. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. As of March 31, 2021, we had a total of $27.2 million principal balance, or 35.2% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments whose maturity dates extend past December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist beyond 2021, any credit facility to which we are a party that extends beyond 2021 will need to implement the new standard that is established in the place of LIBOR or another pricing method.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain of our officer and directors as well as JMP Group have been named as defendants in two putative stockholder class action lawsuits, both filed in the Court of Chancery in the State of Delaware, captioned Stewart Thompson v. Joseph Jolson, et al., Case No. 2021-0164 and Ronald Tornese v. Joseph Jolson, et al., Case No. 2021-0167 (the "Delaware Actions"). In addition, we and certain of our officer and directors, among others, have been named as defendants in stockholder actions, filed in the Supreme Court of the State of New York, captioned Greg Ramanauskas v. Harvest Capital Credit Corp, et al., Case No. 651524/2021 (the “New York State Action”) and in the Eastern District of New York, captioned Kyle Kruchok v. Harvest Capital Credit Corp., et al., Case No. 1:21-cv-01573 (the “New York Federal Action”) (collectively with the Delaware Actions, the “Litigations”).

On February 25, 2021, two putative stockholders, each purporting to act on behalf of himself and our common stockholders, filed substantially identical verified class action complaints in the Court of Chancery in the State of Delaware. The complaints in the Delaware Actions allege certain breaches of fiduciary duties against the defendants as well as aiding and abetting claims against JMP Group and our Chief Executive Officer concerning our proposed merger with PTMN and Acquisition Sub. On March 5, 2021, a putative stockholder filed a similar complaint in the Supreme Court of the State of New York, alleging certain breaches of fiduciary duties against individual defendants and aiding and abetting claims against us, PTMN, Acquisition Sub, and Sierra Crest. Later, on March 24, 2021, a putative stockholder filed another similar complaint in the Eastern District of New York, alleging violations of Section 14(a) of the Exchange Act against us and certain officers and directors, and Section 20(a) of the Exchange Act against individual defendants.

The complaints in the Delaware Actions and the New York State Action generally allege that the defendants breached their fiduciary duties in connection with the proposed merger and caused to be filed with the SEC an allegedly materially incomplete and misleading registration statement on Form N-14 relating to the proposed merger. The complaint in the New York Federal Action generally alleges that the defendants made material false and misleading statements and/or omissions in the registration statement on Form N-14 relating to the proposed merger. The plaintiffs in the Litigations ask the court to enjoin the proposed merger, and award attorneys’ fees and costs, among other relief. Further, the plaintiffs in the Delaware Actions ask the court to direct the defendants to account to plaintiffs and the putative class for all damages suffered as a result of the alleged wrongdoing. The plaintiffs in the New York Federal Action also ask for rescissory damages. The Litigations remain at an early stage.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which you should carefully consider before making a decision to purchase our securities, and which could materially affect our business, financial condition and/or results of operations. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Harvest Capital Credit Corporation (incorporated by reference to Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2, File No. 333-185672, filed on April 24, 2013).

3.2
Bylaws of Harvest Capital Credit Corporation (incorporated by reference to Exhibit (b)(1) to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2, File No. 333-185672, filed on March 26, 2013).

10.1
Twelfth Amendment to Loan and Security Agreement, dated as of January 22, 2021, by and among Harvest Capital Credit Corporation, HCAP Equity Holdings, LLC and HCAP ICC, LLC, as borrowers, Pacific Western Bank, as agent and a lender, and each of the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K, filed on January 26, 2021).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a).*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST CAPITAL CREDIT CORPORATION

Date: May 7, 2021	/s/ Joseph A. Jolson
Joseph A. Jolson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	/s/ William E. Alvarez, Jr.
William E. Alvarez, Jr. Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)